Form 10-Q
period 1995-04-30
MET PRO CORP
filed 1995-06-01
CIK 65201

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   April 30, 1995       Commission file number     001-07763
                 ------------------                              --------------


             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
- - -------------------------------------------------------------------------------

          DELAWARE                                   23-1683282
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


     P.O. BOX 144,  HARLEYSVILLE, PA                                19438
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code           215-723-6751
                                                  -----------------------------

- - -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       X  Yes           No
                                                     -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class: COMMON, PAR VALUE $.10 PER SHARE OUTSTANDING at 4/30/95 3,131,937
       --------------------------------                        ---------

           MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
           =====================================================

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                              APRIL 30, 1995
- - --------------------------------------------------------------------------------


                                   INDEX
                                   -----


Part I - Financial Information:
         Condensed consolidated balance sheet as of
          April 30, 1995 and January 31, 1995                              2

         Condensed consolidated statement of income for the
          three-month periods ended April 30, 1995 and 1994                3

         Condensed consolidated statement of cash flows
          for the three-month periods ended April 30, 1995 and 1994        4

         Notes to condensed consolidated financial statements              5

         Management's discussion and analysis of the
          financial condition and results of operations                 6 to 8

         Report on Review by Independent Accountants                       9

Part II - Other Information                                               10


- - -1-

           MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
           =====================================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
- - -------------------------------------------------------------------------------

                                                                     APRIL 30,       JANUARY 31,
                                                                       1995             1995
                                                                     ---------       -----------
Current assets:
     Cash and cash equivalents                                      $ 7,373,918      $ 6,648,380
     Accounts receivable, net of allowance for doubtful
      accounts of approximately $204,000 and
      $184,000, respectively                                          9,540,058        8,107,243
     Inventories                                                     11,188,361       10,693,734
     Prepaid expenses, deposits and other current assets                858,343          646,571
     Deferred income taxes                                              500,000          500,000
                                                                    -----------      -----------
          Total current assets                                       29,460,680       26,595,928
Property, plant and equipment, net                                   13,494,694       13,219,129
Costs in excess of net assets of businesses acquired, net             3,791,365        3,807,326
Other assets                                                          1,473,015        1,546,161
                                                                    -----------      -----------
          Total assets                                              $48,219,754      $45,168,544
                                                                    ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                              $ 1,172,337      $ 1,170,821
     Accounts payable                                                 3,294,665        2,279,262
     Accrued salaries, wages and expenses                             5,662,726        5,777,565
     Payroll and other taxes payable                                      8,354            6,266
     Accrued income taxes                                               574,121              --
     Customers' advances                                                531,254          272,387
     Dividend payable                                                 1,411,308              --
                                                                    -----------      -----------
          Total current liabilities                                  12,654,765        9,506,301
                                                                    -----------      -----------
Long-term debt                                                        2,583,723        2,877,386
                                                                    -----------      -----------
Other non-current liabilities                                            51,476           34,847
                                                                    -----------      -----------
Deferred income taxes                                                   634,602          666,000
                                                                    -----------      -----------
Stockholders' equity:
     Common stock, $.10 par value; 5,000,000 shares
       authorized, 3,193,418 shares issued, at both
       dates, of which 61,481 and 98,128 shares,
       respectively, were reacquired and held in treasury               319,342          319,342
     Additional paid-in capital                                       7,553,647        7,401,641
     Retained earnings                                               24,506,194       24,816,542
     Cumulative translation adjustment                                  348,934          233,760
                                                                    -----------      -----------
                                                                     32,728,117       32,771,285
     Treasury stock, at cost                                           (432,929)        (687,275)
                                                                    -----------      -----------
          Net stockholders' equity                                   32,295,188       32,084,010
                                                                    -----------      -----------
          Total liabilities and stockholders' equity                $48,219,754      $45,168,544
                                                                    ===========      ===========

See accompanying notes to condensed consolidated financial statements.

- - -2-

           MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
           =====================================================

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)
- - -------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                                    APRIL 30,
                                                            1995               1994
                                                        -----------         -----------
Net sales                                               $13,131,816         $11,737,142


Cost of goods sold                                        8,643,367           7,771,393
                                                        -----------         -----------


Gross profit                                              4,488,449           3,965,749
                                                        -----------         -----------


Operating expenses:
     Selling                                              1,125,728           1,016,274
     General and administrative                           1,645,585           1,589,962
                                                        -----------         -----------
                                                          2,771,313           2,606,236
                                                        -----------         -----------

Income from operations                                    1,717,136           1,359,513


Other income, net                                           133,214              55,675
                                                        -----------         -----------


Income before taxes on income                             1,850,350           1,415,188


Provision for taxes on income                               749,391             566,074
                                                        -----------         -----------


Net Income                                              $ 1,100,959         $   849,114
                                                        ===========         ===========


Earnings per share*                                     $       .23         $       .18
                                                        ===========         ===========


Cash dividends per share**                              $       .30         $       .25
                                                        ===========         ===========


* Based on weighted average shares outstanding of 4,715,097 and 4,716,072 in the respective three-month periods, fully diluted for stock options issued, as adjusted for a 3-for-2 stock split which was completed by the Company on May 12, 1995.

** The Company declared a 3-for-2 stock split and a cash dividend of $.30 per share, both of which were paid on May 12, 1995 to stockholders of record on April 7, 1995. The cash dividend was paid on all outstanding shares, including those issued as a result of the stock split.


See accompanying notes to condensed consolidated financial statements.

- - -3-

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
- - -------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                                    APRIL 30,
                                                               1995         1994
                                                          -----------    -----------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                 $ 1,272,275    $ 1,225,862
                                                          -----------    -----------

Net cash (used in) investing activities:
     Acquisition of property, plant and equipment (net)      (575,348)      (201,272)
                                                          -----------    -----------

Net cash provided by (used in) financing activities:
     Reduction of debt                                       (292,147)      (290,755)
     Payment of dividends                                        --         (780,070)
     Exercise of stock options                                299,990           --
     Purchase of treasury shares                               (3,603)       (83,178)
                                                          -----------    -----------
                                                                4,240     (1,154,003)
                                                          -----------    -----------
Effect of exchange rate changes on cash                        24,371         10,184
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents          725,538       (119,229)

Cash and cash equivalents:
    February 1                                              6,648,380      4,425,347
                                                          -----------    -----------


    April 30                                              $ 7,373,918    $ 4,306,118
                                                          ===========    ===========


                    SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:
   Interest                                               $    72,266    $    70,362
                                                          -----------    -----------
   Income taxes                                           $   272,572    $    97,481
                                                          -----------    -----------


See accompanying notes to condensed consolidated financial statements.

- - -4-

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1995 and the results of operations for the three-month periods ended April 30, 1995 and 1994 and the statement of cash flows for the three-month periods then ended. The results of operations for the three-month period ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.



2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.



3.   Inventories were comprised of the following:


                                          APRIL 30,         JANUARY 31,
                                            1995               1995
                                        -----------         -----------

     Raw material                       $ 4,583,955         $ 4,381,304
     Work-in-progress                     1,919,410           1,834,555
     Finished goods                       4,684,996           4,477,875
                                        -----------         -----------
                                        $11,188,361         $10,693,734
                                        ===========         ===========

























- - -5-

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------


Results of Operations
- - ---------------------

Sales for the three-month period ended April 30, 1995 were $13,131,816 compared to $11,737,142 for the three-month period ended April 30, 1994, an increase of $1,394,674 or 11.9%. The increase in sales was due primarily to higher sales in the Fluid Handling segment of the business. The backlog at April 30, 1995 was 13.3% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 15.3% higher for the three-month period ended April 30, 1995 than for the three-month period ended April 30, 1994. The length of time required to engineer, manufacture and ship some of the pollution control systems, combined with contract requirements, will cause shipments to vary from quarter to quarter.

Income before taxes for the three-month period ended April 30, 1995 was $1,850,350 compared to $1,415,188 for the three-month period ended April 30, 1994, an increase of $435,162 or 30.7%. The increase in income before taxes is related to a combination of factors. Increased sales of $1,394,674 for the three-month period ended April 30, 1995, combined with the improvement in the gross profit margin of 0.4%, contributed approximately $523,000 to income before taxes.

The gross profit margin for the three-month period ended April 30, 1995 was 34.2% compared to 33.8% for the same period last year. The improvement in the gross profit margin can be attributed to higher sales volume and product mix within both segments of the business.

Selling expense increased $109,454 during the three-month period ended April 30, 1995 compared to the same period last year. This is due primarily to an increase in staffing levels. Selling expense as a percentage of sales was 8.6%, which is virtually flat, compared to the three-month period ended April 30, 1994.

General and administrative expense was $1,645,585 for the three-month period ended April 30, 1995 compared to $1,589,962 for the same period last year. General and administrative expense as a percentage of sales declined to 12.5% for the three-month period ended April 30, 1995 from 13.5% for the same period last year.

Other income, net, primarily interest income, increased $77,539 for the three-month period ended April 30, 1995 compared to the three-month period ended April 30, 1994 due to higher cash balances available for investment combined with higher short-term interest rates.












- - -6-

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
- - --------------------------------------------------------------------------------

Liquidity
- - ---------

The Company's cash and cash equivalents amounted to $7,373,918 on April 30, 1995 and $6,648,380 on January 31, 1995, an increase of $725,538. This increase is the net result of positive cashflow provided by operating activities of approximately $1,272,000 and proceeds received from the exercise of stock options of approximately $300,000, offset by payments of long-term debt totalling approximately $292,000 and the acquisition of property and equipment amounting to approximately $575,000. The Company's cash flows from operating activities are affected by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $9,540,058 on April 30, 1995 compared to $8,107,243 on January 31, 1995, which represents an increase of $1,432,815. The timing and size of shipments combined with retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $11,188,361 on April 30, 1995 compared to $10,693,734 on January 31, 1995, an increase of $494,627. Inventory balances fluctuate depending upon the business segment involved, the number of contracts in progress, and lead times required. This is especially true in the Pollution Control Systems and Allied Equipment segment.

Current liabilities amounted to $12,654,765 on April 30, 1995 compared to $9,506,301 on January 31, 1995, an increase of $3,148,464. Accounts payable, accrued expenses and customers' advances accounted for approximately $1,736,000 of the increase. The balance amounting to approximately $1,411,000 is related to the dividend payable on May 12, 1995. In the prior year, a cash dividend of approximately $780,000 was declared and paid in the first quarter.

The Company has consistently maintained a high "current ratio" and has made little use of its established lines of credit. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation.


Capital Resources and Requirements
- - ----------------------------------

Cash flows provided by operating activities during the three-month period ended April 30, 1995 amounted to $1,272,275 compared with $1,225,862 in the three-month period ended April 30, 1994, an increase of $46,413. This increase is the result of higher accounts receivable resulting from increased sales activity, and higher inventory balances required to meet future business commitments.

Cash flows used in investing activities during the three-month period ended April 30, 1995 amounted to $575,348 compared with $201,272 for the three-month period ended April 30, 1994. The Company's investing activities represent the acquisition of property, plant, and equipment in the combined operations. During the three-month period ended April 30, 1995, the Company purchased land in Waukegan, Illinois, at a cost of $395,000 in conjunction with a 22,000 square foot building to be constructed for the Stiles-Kem Division.




- - -7-

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
- - --------------------------------------------------------------------------------

Financing activities during the three-month period ended April 30, 1995 provided cash of $4,240 compared to a use of cash of $1,154,003 for the three-month period ended April 30, 1994. Cash used for the three-month period ended April 30, 1994 includes the payment of dividends of approximately $780,000. During the three-month period ended April 30, 1995, the Company received proceeds of $299,990 from the exercise of stock options. The current year's dividend, amounting to approximately $1,411,000, was paid on May 12, 1995.

Consistent with past practices, the Company will continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditures requirements through cash flows generated from operations.








































- - -8-

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its
  Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of April 30, 1995 and the related condensed consolidated statements of income and of cash flows for the three-month periods ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1995 and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                 /s/ Margolis & Company, P.C.
                                 ---------------------------------
                                     Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 24, 1995






- - -9-

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                          PART II - OTHER INFORMATION
- - --------------------------------------------------------------------------------


Item 6(b) - Exhibits and Reports on Form 8-K:
- - --------------------------------------------


Reports on Form 8-K - There were no reports on Form 8-K filed for the three-month period ended April 30, 1995.










                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MET-PRO CORPORATION
                                          AND ITS WHOLLY-OWNED
                                          SUBSIDIARIES
                                        ----------------------------
                                                (REGISTRANT)

DATE    May 31, 1995
     -----------------



                                    /s/  William L. Kacin
                                    ----------------------------------
                                         WILLIAM L. KACIN, PRESIDENT
                                         AND CHIEF EXECUTIVE OFFICER



                                    /s/  William F. Moffitt
                                    ----------------------------------
                                         WILLIAM F. MOFFITT,
                                         VICE-PRESIDENT, FINANCE
                                         SECRETARY/TREASURER






- - -10-