Form 10-Q
period 1995-07-31
MET PRO CORP
filed 1995-08-30
CIK 65201

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     July 31, 1995        Commission file number    001-07763
                     --------------                                  ---------


             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             -----------------------------------------------------

          DELAWARE                                              23-1683282
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


P.O. BOX 144,  HARLEYSVILLE, PA                                       19438
- ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code      215-723-6751
                                                        ------------

              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                     X    Yes            No
                                                 --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class:   COMMON, PAR VALUE $.10 PER SHARE     OUTSTANDING at 7/31/95  4,672,040
         --------------------------------                             ---------

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 July 31, 1995
- -------------------------------------------------------------------------------






                                     INDEX



Part I -  Financial Information:

          Condensed consolidated balance sheet as of
                  July 31, 1995 and January 31, 1995                       2

          Condensed consolidated statement of income for the
                  three-month and six-month periods ended
                  July 31, 1995 and 1994                                   3

          Condensed consolidated statement of cash flows
                  for the six-month periods ended
                  July 31, 1995 and 1994                                   4

          Notes to condensed consolidated financial statements             5

          Management's discussion and analysis of
                  the financial condition and results
                  of operations                                       6 to 8

          Report on Review by Independent Accountants                      9


Part II - Other Information                                               10

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
- --------------------------------------------------------------------------------


                                                             JULY 31,       JANUARY 31,
                                                              1995             1995
                                                            --------       -----------

                                     ASSETS
Current assets:

     Cash and cash equivalents                              $ 7,270,702   $ 6,648,380
     Accounts receivable, net of allowance for doubtful
        accounts of approximately $171,500 and $184,000,
        respectively                                          8,624,401     8,107,243
     Inventories                                             11,069,798    10,693,734
     Prepaid expenses, deposits and other current assets        593,367       646,571
     Deferred income taxes                                      500,000       500,000
                                                            -----------   -----------
          Total current assets                               28,058,268    26,595,928

Property, plant and equipment, net                           13,500,762    13,219,129

Costs in excess of net assets of businesses acquired, net     3,769,283     3,807,326

Other assets                                                  1,388,676     1,546,161
                                                            -----------   -----------
          Total assets                                      $46,716,989   $45,168,544
                                                            ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                      $ 1,173,885   $ 1,170,821
     Accounts payable                                         2,382,657     2,279,262
     Accrued salaries, wages and expenses                     6,231,773     5,777,565
     Payroll and other taxes payable                              4,777         6,266
     Customers' advances                                        827,466       272,387
                                                            -----------   -----------
          Total current liabilities                          10,620,558     9,506,301
                                                            -----------   -----------
Long-term debt                                                2,289,661     2,877,386
                                                            -----------   -----------
Other non-current liabilities                                    68,106        34,847
                                                            -----------   -----------
Deferred income taxes                                           627,473       666,000
                                                            -----------   -----------

Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 shares
        authorized, 4,759,221 and 3,193,418 shares
        issued, respectively, of which 87,181 and
        98,128 shares, were reacquired and held in
        treasury                                                475,922       319,342
     Additional paid-in capital                               7,553,647     7,401,641
     Retained earnings                                       25,508,355    24,816,542
     Cumulative translation adjustment                          356,963       233,760
                                                            -----------   -----------
                                                             33,894,887    32,771,285

     Treasury stock, at cost                                (   783,696)  (   687,275)
                                                            -----------   -----------
     Net stockholders' equity                                33,111,191    32,084,010
                                                            -----------   -----------
     Total liabilities and stockholders' equity             $46,716,989   $45,168,544
                                                            ===========   ===========

See accompanying notes to condensed consolidated financial statements.

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)
- --------------------------------------------------------------------------------


                                       SIX MONTHS ENDED                  THREE MONTHS ENDED
                                          JULY 31,                           JULY 31,
                                     1995           1994           1995            1994
                                 ------------   ------------   ------------   ------------

Net sales                        $ 26,746,957   $ 23,944,047   $ 13,615,141   $ 12,206,905

Cost of goods sold                 17,654,872     15,831,165      9,011,505      8,059,772
                                 ------------   ------------   ------------   ------------

Gross profit                        9,092,085      8,112,882      4,603,636      4,147,133
                                 ------------   ------------   ------------   ------------

Operating expenses:
  Selling                           2,303,616      2,020,903      1,177,888      1,004,629
  General and administrative        3,252,374      3,221,442      1,606,789      1,631,480
                                 ------------   ------------   ------------   ------------

                                    5,555,990      5,242,345      2,784,677      2,636,109
                                 ------------   ------------   ------------   ------------

Income from operations              3,536,095      2,870,537      1,818,959      1,511,024

Other income, net                     261,717        116,666        128,503         60,991
                                 ------------   ------------   ------------   ------------

Income before taxes on income       3,797,812      2,987,203      1,947,462      1,572,015

Provisions for taxes on income      1,538,112      1,194,881        788,721        628,807
                                 ------------   ------------   ------------   ------------

Net income                       $  2,259,700   $  1,792,322   $  1,158,741   $    943,208
                                 ============   ============   ============   ============

Earnings per share*              $        .48   $        .38   $        .25   $        .20
                                 ============   ============   ============   ============

Cash dividends per share**       $        .30   $        .25   $       --     $       --
                                 ============   ============   ============   ============


* Based on weighted average shares outstanding of 4,715,315 and 4,716,410 in the six-month periods ended July 31, 1995 and 1994, respectively, and 4,715,698 and 4,716,072 in the three-month periods ended July 31, 1995 and 1994, respectively, fully diluted. The average shares outstanding were adjusted for a 3-for-2 stock split which was completed by the Company on May 12, 1995.

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

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
- -------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED
                                                                                 JULY 31,
                                                                            1995            1994
                                                                           ------          ------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                $ 3,517,306    $ 2,114,932
                                                                         -----------    -----------

Net cash (used in) investing activities:
     Acquisition of property, plant and equipment (net)                   (  868,009)   (   704,042)
                                                                         -----------    -----------


Net cash provided by (used in) financing activities:
     Reduction of debt                                                     ( 584,661)   (   581,846)
     Payment of dividends                                                 (1,411,308)   (   780,070)
     Exercise of stock options                                               299,990          4,000
     Purchase of treasury shares                                            (354,371)   (   125,335)
                                                                         -----------    -----------
                                                                         ( 2,050,350)   ( 1,483,251)
                                                                         -----------    -----------
Effect of exchange rate changes on cash                                       23,375         17,448
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                         622,322    (    54,913)
                                                                         -----------    -----------

Cash and cash equivalents:
    February 1                                                             6,648,380      4,425,347
                                                                         -----------    -----------
    July 31                                                              $ 7,270,702    $ 4,370,434
                                                                         ===========    ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                              $   140,476   $   141,031
                                                                         -----------   -----------
   Income taxes                                                          $ 1,445,034   $ 1,089,182
                                                                         ===========   ===========



See accompanying notes to condensed consolidated financial statements.

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1995 and the results of operations for the three-month and six-month periods ended July 31, 1995 and 1994 and the statement of cash flows for the six-month periods then ended. The results of operations for the three-month and six-month periods ended July 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

3.       Inventories were comprised of the following:

                                             JULY 31,               JANUARY 31,
                                               1995                     1995
                                            ---------              ------------
         Raw material                     $ 4,535,380               $ 4,381,304
         Work-in-progress                   1,899,070                 1,834,555
         Finished goods                     4,635,348                 4,477,875
                                         ------------              ------------
                                          $11,069,798               $10,693,734
                                          ===========               ===========

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

Results of Operations
- ---------------------

Sales for the six-month period ended July 31, 1995 were $26,746,957 compared to $23,944,047 for the six-month period ended July 31, 1994, an increase of $2,802,910 or 11.7%. This increase was due to higher sales activity in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business. The backlog at July 31, 1995 was 25.4% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 7.3% higher for the six-month period ended July 31, 1995 than for the six-month period ended July 31, 1994. The length of time required to design, engineer, manufacture and ship some of the pollution control systems combined with contract requirements will cause shipments to vary from quarter to quarter.

Income before taxes for the six-month period ended July 31, 1995 was $3,797,812 compared to $2,987,203 for the six-month period ended July 31, 1994, an increase of $810,609 or 27.1%. The increase in income before taxes is related to a combination of factors. The increase in sales of $2,802,910 for the six-month period ended July 31, 1995 contributed $979,203 and the increase in other income contributed $145,051, which was offset by increased operating expenses of $313,645.

The gross profit margin for the six-month period ended July 31, 1995 was 34.0%, virtually flat compared to the same period last year.

Selling expense increased $282,713 during the six-month period ended July 31, 1995 compared to the same period last year primarily due to an increase in staffing levels. Selling expense as a percentage of sales was 8.6% for the six-month period ended July 31, 1995, virtually flat compared to the six-month period ended July 31, 1994.

General and administrative expense was $3,252,374 for the six-month period ended July 31, 1995 compared to $3,221,442 for the same period last year. General and administrative expense as a percentage of sales declined to 12.2% for the six-month period ended July 31, 1995 from 13.5% for the same period last year.

Other income, net, increased $145,051 for the six-month period ended July 31, 1995 compared to the six-month period ended July 31, 1994. Other income, which is comprised primarily of interest income, increased due to higher cash balances combined with higher short-term interest rates.

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Liquidity
- ---------

The Company's cash and cash equivalents amounted to $7,270,702 on July 31, 1995 and $6,648,380 on January 31, 1995, an increase of $622,322. This increase is the result of positive cash flow provided by operating activities of $3,517,306 and proceeds received from the exercise of stock options of $299,990, offset by payments of long-term debt totalling $584,661, the acquisition of property and equipment amounting to $868,009, the acquisition of treasury shares of $354,371 and the payment of dividends of $1,411,308. The Board of Directors declared a 3-for-2 stock split and an annual cash dividend of $ .30 per share payable on May 12, 1995, to shareholders of record on April 7, 1995. The dividend was paid on all outstanding shares, including the additional shares issued as a result of the stock split. This was an 80% increase in the cash dividend.

Accounts receivable (net) amounted to $8,624,401 on July 31, 1995 compared to $8,107,243 on January 31, 1995, which represents an increase of $517,158. The timing and size of shipments combined with retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $11,069,798 on July 31, 1995 compared to $10,693,734 on January 31, 1995, an increase of $376,064. Inventory balances fluctuate depending upon the business segment involved, the number of contracts in progress, and lead times required.

Current liabilities amounted to $10,620,558 on July 31, 1995 compared to $9,506,301 on January 31, 1995, an increase of $1,114,257. Accounts payable and accrued expenses accounted for approximately $558,000 of the increase. Approximately $555,000 of the increase is related to customers' advances on projects in progress.

The Company has consistently maintained a high "current ratio" and has made little use of its established lines of credit. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation.

Capital Resources and Requirements
- ----------------------------------

Cash flows provided by operating activities during the six-month period ended July 31, 1995 amounted to $3,517,306 compared with $2,114,932 in the six-month period ended July 31, 1994, an increase of $1,402,374.

Net cash used in investing activities during the six-month period ended July 31, 1995 amounted to $868,009 compared with $704,042 for the six-month period ended July 31, 1994. The Company's investing activities represent the acquisition of property, plant, and equipment in the combined operations. During the six-month period ended July 31, 1995, the Company purchased land in Waukegan, Illinois, at a cost of $395,000 for the construction of a 22,000 square foot building for the Stiles-Kem Division, and expanded the offices of Mefiag B.V., a subsidiary located in Heerenveen, Holland.

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
- -------------------------------------------------------------------------------

Financing activities during the six-month period ended July 31, 1995 required the use of cash of $2,050,350 compared to a use of cash of $1,483,251 for the six-month period ended July 31, 1994. Cash used for the six-month period ended July 31, 1995 include the payment of dividends of $1,411,308, the reduction of debt of $584,661, the acquisition of treasury shares of $354,371, offset by proceeds from the exercise of stock options amounting to $299,990.

On June 12, 1995, Met-Pro's Board of Directors announced a stock repurchase plan to buyback up to 75,000 shares of its outstanding common stock. The Company has purchased 25,700 shares under the program as of July 31, 1995.

Consistent with past practices, the Company will continue to invest in new product development programs, and will make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditures requirements through cash flows generated from operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its
  Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of July 31, 1995 and the related condensed consolidated statements of income for the three-month and six-month periods ended July 31, 1995 and 1994 and of cash flows for the six-month periods ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1995 and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                      /s/ Margolis & Company, P.C.

                                     Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 17, 1995

             MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             =====================================================

                          PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------



Item 6(b) - Exhibits and Reports on Form 8-K:
- ---------------------------------------------

Reports on Form 8-K - There were no reports on Form 8-K filed for the six-month period ended July 31, 1995.





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



                                             MET-PRO CORPORATION
                                              AND ITS WHOLLY-OWNED
                                              SUBSIDIARIES
                                             ----------------------------
                                                    (REGISTRANT)

DATE     August 30, 1995
     -------------------------



                                              /s/ William L. Kacin
                                             ----------------------------
                                                  WILLIAM L. KACIN,
                                                   PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER




                                              /s/ William F. Moffitt
                                             ----------------------------
                                                  WILLIAM F. MOFFITT,
                                                   VICE PRESIDENT, FINANCE,
                                                   CHIEF FINANCIAL OFFICER,
                                                   SECRETARY AND TREASURER