Form 10-Q
period 1995-10-31
MET PRO CORP
filed 1995-11-21
CIK 65201

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   October 31, 1995         Commission file number   001-07763
                   ------------------                                -----------

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------------------------------

          DELAWARE                                           23-1683282
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


     P.O. BOX 144,  HARLEYSVILLE, PA                           19438
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         215-723-6751
                                                  ------------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                      X    Yes            No
                                    -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



Class:   COMMON, PAR VALUE $.10 PER SHARE OUTSTANDING at 10/31/95  4,655,040
         --------------------------------                          ---------

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                October 31, 1995










                                      INDEX


Part I - Financial Information:

         Condensed consolidated balance sheet as of
                  October 31, 1995 and January 31, 1995                     2

         Condensed consolidated statement of income for the
                  three-month and nine-month periods ended
                  October 31, 1995 and 1994                                 3

         Condensed consolidated statement of cash flows
                  for the nine-month periods ended
                  October 31, 1995 and 1994                                 4

         Notes to condensed consolidated financial statements               5

         Management's discussion and analysis of the
                  financial condition and results of operations          6 to 8

         Report on Review by Independent Accountants                        9


Part II - Other Information                                                10

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                 OCTOBER 31,   JANUARY 31,
                                                                                    1995          1995
                                                                                 -----------   -----------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                               $ 7,194,985   $ 6,648,380
         Accounts receivable, net of allowance for doubtful
           accounts of approximately $202,000 and $184,000,
           respectively                                                            9,239,326     8,107,243
         Notes Receivable-ESOT                                                       300,000          --
         Inventories                                                              11,394,952    10,693,734
         Prepaid expenses, deposits and other current assets                         790,566       646,571
         Deferred income taxes                                                       500,000       500,000
                                                                                 -----------   -----------
                  Total current assets                                            29,419,829    26,595,928
Property, plant and equipment, net                                                13,782,922    13,219,129
Costs in excess of net assets of businesses acquired, net                          3,747,200     3,807,326
Other assets                                                                       1,303,947     1,546,161
                                                                                 -----------   -----------
                  Total assets                                                   $48,253,898   $45,168,544
                                                                                 ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of long-term debt                                       $ 1,175,466   $ 1,170,821
         Accounts payable                                                          3,021,896     2,279,262
         Accrued salaries, wages and expenses                                      6,932,184     5,777,565
         Payroll and other taxes payable                                               6,473         6,266
         Customers' advances                                                         422,797       272,387
                                                                                 -----------   -----------
                  Total current liabilities                                       11,558,816     9,506,301
                                                                                 -----------   -----------
Long-term debt                                                                     1,989,144     2,877,386
                                                                                 -----------   -----------
Other non-current liabilities                                                         84,735        34,847
                                                                                 -----------   -----------
Deferred income taxes                                                                620,262       666,000
                                                                                 -----------   -----------
Stockholders' equity:
         Common stock, $.10 par value; 10,000,000 shares authorized, 4,759,221 and 3,193,418 shares issued, respectively, of which 104,181 and
            98,128 shares, were reacquired and held in treasury                      475,922       319,342
         Additional paid-in capital                                                7,443,680     7,401,641
         Retained earnings                                                        26,776,685    24,816,542
         Cumulative translation adjustment                                           323,727       233,760
                                                                                 -----------   -----------
                                                                                  35,020,014    32,771,285
         Treasury stock, at cost                                                  (1,019,073)     (687,275)
                                                                                 -----------   -----------
                   Net stockholders' equity                                       34,000,941    32,084,010
                                                                                 -----------   -----------
                   Total liabilities and stockholders' equity                    $48,253,898   $45,168,544
                                                                                 ===========   ===========

See accompanying notes to condensed consolidated financial statements.

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                    NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                        OCTOBER 31,                         OCTOBER 31,
                                                 1995              1994              1995              1994
                                             -----------       ------------       -----------       -----------
Net sales                                    $40,836,917       $ 37,121,444       $14,089,960       $13,177,397

Cost of goods sold                            26,918,546         24,879,784         9,263,674         9,048,619
                                             -----------       ------------       -----------       -----------

Gross profit                                  13,918,371         12,241,660         4,826,286         4,128,778
                                             -----------       ------------       -----------       -----------

Operating expenses:
  Selling                                      3,500,128          3,077,667         1,196,512         1,056,764
  General and administrative                   4,879,692          4,734,858         1,627,318         1,513,416
                                             -----------       ------------       -----------       -----------

                                               8,379,820          7,812,525         2,823,830         2,570,180
                                             -----------       ------------       -----------       -----------

Income from operations                         5,538,551          4,429,135         2,002,456         1,558,598

Other income, net                                390,918            177,602           129,201            60,936
                                             -----------       ------------       -----------       -----------

Income before taxes on income                  5,929,469          4,606,737         2,131,657         1,619,534

Provision for taxes on income                  2,401,438          1,842,695           863,326           647,814
                                             -----------       ------------       -----------       -----------

Net income                                   $ 3,528,031       $  2,764,042       $ 1,268,331       $   971,720
                                             ===========       ============       ===========       ===========

Earnings per share*                          $       .75       $        .59       $      .27        $       .21
                                             ===========       ============       ===========       ===========

Cash dividends per share**                   $       .30       $        .25       $       -         $      -
                                             ===========       ============       ===========       ===========

* Based on weighted average shares outstanding of 4,705,580 and 4,711,504 in the nine-month periods ended October 31, 1995 and 1994, respectively, and 4,686,110 and 4,716,072 in the three-month periods ended October 31, 1995 and 1994, respectively, fully diluted. The average shares outstanding were adjusted for the 3-for-2 stock split which was completed by the Company on May 12, 1995.
** The Company declared a 3-for-2 stock split and a cash dividend of $.30 per share, both of which were paid on May 12, 1995 to stockholders of record on April 7, 1995. The cash dividend was paid on all outstanding shares, including those issued as a result of the stock split.

See accompanying notes to condensed consolidated financial statements.

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)




                                                                   NINE MONTHS ENDED
                                                                      OCTOBER 31,
                                                                  1995           1994
                                                              -----------    -----------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Net cash provided by operating activities                     $ 4,570,266    $ 3,782,123
                                                              -----------    -----------

Net cash (used in) investing activities:
         Acquisition of property, plant and equipment (net)    (1,454,864)   (   858,631)
                                                              -----------    -----------
Net cash provided by (used in) financing activities:
         Reduction of debt                                    (   883,597)   (   873,282)
         Payment of dividends                                 ( 1,411,308)   (   780,070)
         Exercise of stock options                                299,990          4,000
         Purchase of treasury shares                          (   589,748)   (   315,050)
                                                              -----------    -----------
                                                              ( 2,584,663)   ( 1,964,402)
                                                              -----------    -----------
Effect of exchange rate changes on cash                            15,866         48,675
                                                              -----------    -----------

Net increase in cash and cash equivalents                         546,605      1,007,765


Cash and cash equivalents:
    February 1                                                  6,648,380      4,425,347
                                                              -----------    -----------

    October 31                                                $ 7,194,985    $ 5,433,112
                                                              ===========    ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                   $   203,893    $   215,780
                                                              -----------    -----------
   Income taxes                                               $ 2,235,889    $ 1,664,601
                                                              -----------    -----------





See accompanying notes to condensed consolidated financial statements.

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1995 and the results of operations for the three-month and nine-month periods ended October 31, 1995 and 1994 and the statement of cash flows for the nine-month periods then ended. The results of operations for the three-month and nine-month periods ended October 31, 1995 are not necessarily indicative of the results to be expected for the full year.



2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.



3.       Inventories were comprised of the following:


                                       OCTOBER 31,  JANUARY 31,
                                          1995          1995
                                      -----------   -----------

         Raw material                 $ 4,668,597   $ 4,381,304
         Work-in-progress               1,954,852     1,834,555
         Finished goods                 4,771,503     4,477,875
                                      -----------   -----------

                                      $11,394,952   $10,693,734
                                      ===========   ===========

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations
---------------------

Sales for the nine-month period ended October 31, 1995 were $40,836,917 compared to $37,121,444 for the nine-month period ended October 31, 1994, an increase of $3,715,473 or 10.0%. This increase was due to higher sales activity in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business. The backlog at October 31, 1995 was 11.6% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 6.5% higher for the nine-month period ended October 31, 1995 than for the nine-month period ended October 31, 1994. The length of time required to design, engineer, manufacture and ship some of the pollution control systems combined with contract requirements will cause shipments to vary from quarter to quarter.

Income before taxes for the nine-month period ended October 31, 1995 was $5,929,469 compared to $4,606,737 for the nine-month period ended October 31, 1994, an increase of $1,322,732 or 28.7%. The increase in income before taxes is related to a combination of factors. The increase in sales of $3,715,473 for the nine-month period ended October 31, 1995 contributed $1,676,711 and the increase in other income contributed $213,316, which was offset by increased operating expenses of $567,295.

The gross profit margin for the nine-month period ended October 31, 1995 was 34.1%, compared to 33.0% the same period last year. The increase in gross profit of 1.1% can be attributed to a combination of product mix within both the Fluid Handling and the Pollution Control and Allied Equipment segments, combined with effective cost control measures.

Selling expense increased $422,461 during the nine-month period ended October 31, 1995 compared to the same period last year primarily due to an increase in staffing levels. Selling expense as a percentage of sales was 8.6% for the nine-month period ended October 31, 1995, compared with 8.3% for the nine-month period ended October 31, 1994.

General and administrative expense was $4,879,692 for the nine-month period ended October 31, 1995 compared to $4,734,858 for the same period last year. General and administrative expense as a percentage of sales declined to 11.9% for the nine-month period ended October 31, 1995 from 12.8% for the same period last year.

Other income, net, increased $213,316 for the nine-month period ended October 31, 1995 compared to the nine-month period ended October 31, 1994. Other income, which is comprised primarily of interest income, increased due to higher cash balances combined with slightly higher short-term interest rates.

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Liquidity
---------

The Company's cash and cash equivalents amounted to $7,194,985 on October 31, 1995 and $6,648,380 on January 31, 1995, an increase of $546,605. This increase is the result of positive cash flow provided by operating activities of $4,570,266 and proceeds received from the exercise of stock options of $299,990, offset by payments of long-term debt totalling $883,597, the acquisition of property and equipment amounting to $1,454,864, the acquisition of treasury shares of $589,748 and the payment of dividends of $1,411,308. The Board of Directors declared a 3-for-2 stock split and an annual cash dividend of $ .30 per share payable on May 12, 1995, to shareholders of record on April 7, 1995. The dividend was paid on all outstanding shares, including the additional shares issued as a result of the stock split. This constituted an 80% increase in the cash dividend compared to the previous year.

Accounts receivable (net) amounted to $9,239,326 on October 31, 1995 compared to $8,107,243 on January 31, 1995, which represents an increase of $1,132,083. The timing and size of shipments combined with retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

In August, 1995, loans of $300,000 were authorized to be made to the Employee Stock Ownership Trust to enable the Trust to acquire shares of the Company's stock to be used against future contributions.

Inventories were $11,394,952 on October 31, 1995 compared to $10,693,734 on January 31, 1995, an increase of $701,218. Inventory balances fluctuate depending upon the business segment involved, the number of contracts in progress, and lead times required.

Current liabilities amounted to $11,558,816 on October 31, 1995 compared to $9,506,301 on January 31, 1995, an increase of $2,052,515. Accounts payable and accrued expenses accounted for $1,897,460 of the increase. The balance amounting to $150,410 is related to customers' advances on projects in progress.

The Company has consistently maintained a high "current ratio" and has made little use of its established lines of credit. Funds, in general, have exceeded the needs of the Company. The Company presently foresees no change in this situation.


Capital Resources and Requirements
----------------------------------

Cash flows provided by operating activities during the nine-month period ended October 31, 1995 amounted to $4,570,266 compared with $3,782,123 in the nine-month period ended October 31, 1994, an increase of $788,143.

Net cash used in investing activities during the nine-month period ended October 31, 1995 amounted to $1,454,864 compared with $858,631 for the nine-month period ended October 31, 1994. The Company's investing activities represent the acquisition of property, plant, and equipment in the combined operations. During the nine-month period ended October 31, 1995, the Company purchased land in Waukegan, Illinois and commenced construction of a 22,000 square foot building for the Stiles-Kem Division. In addition, the Company expanded the business offices of Mefiag B.V., a subsidiary located in Heerenveen, Holland.

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

Financing activities during the nine-month period ended October 31, 1995 required the use of cash of $2,584,663 compared to a use of cash of $1,964,402 for the nine-month period ended October 31, 1994. Cash used for the nine-month period ended October 31, 1995 includes the payment of dividends of $1,411,308, the reduction of debt of $883,597, the acquisition of treasury shares of $589,748, offset by proceeds from the exercise of stock options amounting to $299,990.

On June 12, 1995, Met-Pro's Board of Directors announced a stock repurchase plan to buyback up to 75,000 shares of its outstanding common stock. The Company has purchased 42,700 shares under the program as of October 31, 1995.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its
  Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of October 31, 1995 and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 31, 1995 and 1994 and of cash flows for the nine-month periods ended October 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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







                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 16, 1995

              MET-PRO CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
              -----------------------------------------------------

                           PART II - OTHER INFORMATION
 -------------------------------------------------------------------------------


Item 6(b) - Exhibits and Reports on Form 8-K:
---------------------------------------------


Reports on Form 8-K - There were no reports on Form 8-K filed for the nine-month period ended October 31, 1995.










                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MET-PRO CORPORATION
                                                  AND ITS WHOLLY-OWNED
                                                  SUBSIDIARIES
                                                 -------------------------------

                                                    (REGISTRANT)

DATE
     ----------------


                                                 /s/ WILLIAM L. KACIN
                                                 -------------------------------
                                                 WILLIAM L. KACIN,
                                                  PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER




                                                 /s/ WILLIAM F. MOFFITT
                                                 -------------------------------
                                                 WILLIAM F. MOFFITT,
                                                  VICE PRESIDENT, FINANCE,
                                                  CHIEF FINANCIAL OFFICER,
                                                  SECRETARY AND TREASURER