Form 10-K
period 1996-01-31
MET PRO CORP
filed 1996-04-25
CIK 65201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended January 31, 1996        Commission file number 001-07763

                              MET-PRO CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                            23-1683282
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

       160 CASSELL ROAD, BOX 144
       Harleysville, Pennsylvania                                 19438
(Address of principle executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (215) 723-6751

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
   Title of each class                                     which registered
   -------------------                                     ----------------
Common Stock, par value $0.10 per share               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $0.10 per share
          (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__      No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _______

         The number of shares outstanding of the Registrant's common stock is 4,638,465 (as of April 12, 1996). The aggregate market value of the voting stock held by non-affiliates of the Registrant is $76,534,673 (as of April 12, 1996).

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      DOCUMENTS INCORPORATED BY REFERENCE
                                                                  FORM 10-K
        Proxy Statement filed pursuant to Regulation 14A in      PART NUMBER
connection with Registrant's Annual Meeting of Stockholders      -----------
to be held on June 5, 1996. . . . . . . . . . . . . . . . . .         III

================================================================================

                                     INDEX

PART I
            Item 1.  Business . . . . . . . . . . . . . . . . . . . . . .   3
            Item 2.  Properties . . . . . . . . . . . . . . . . . . . . .   6
            Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . .  7
            Item 4.  Submission of Matters to a Vote of Security Holders .  7

PART II
            Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters . . . . . . . . . . . . . . . . .  7
            Item 6.  Selected Financial Data . . . . . . . . . . . . . . .  8
            Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  . . . . . . . .   8
            Item 8.  Financial Statements and Supplementary Data . . . . . 11
            Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure . . . . . . . . . 25

PART III
            Item 10. Directors and Executive Officers of the Registrant .  25
            Item 11. Executive Compensation . . . . . . . . . . . . . . .  26
            Item 12. Security Ownership of Certain Beneficial Owners and
                     Management . . . . . . . . . . . . . . . . . . . . .  26
            Item 13. Certain Relationships and Related Transactions . . .  26

PART IV
            Item 14.Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K . . . . . . . . . . . . . . . . . . . .    27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

                                     PART I
ITEM 1. BUSINESS:

GENERAL:

            There were no material changes in the nature of the business conducted by Met-Pro Corporation during the fiscal year ended January 31, 1996. The Company manufactures and sells pollution control systems and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

            The Company's net sales, operating profit and identifiable assets for the pollution control and allied equipment and fluid handling business segments are detailed in Item 8.

PRODUCTS, SERVICES AND MARKETS:

            The Stiles-Kem Division is a leading manufacturer of specialty chemicals for the control of lead and copper leaching, scale, and the discoloration of drinking water caused by the presence of iron and manganese in the source water. Our Aquadene (TM) products have been the benchmark in this field for nearly 40 years. As the USEPA Lead and Copper Rule nears its compliance deadline of June 1997, interest continues to grow in controlling corrosion and reducing lead and copper in drinking water. Many municipalities, including one of the largest cities in the United States, have entered into contracts with Stiles-Kem to help them meet the requirements of the new regulations. Stiles-Kem introduced a new marketing program in 1995 entitled Quest (Qualified Users Experiencing Successful Treatment). This program features an interactive computer disk which highlights actual case studies of successful applications of our products. Quest, which is unique in the drinking water industry, has aided us in developing new sales opportunities. Stiles-Kem Division's products for drinking water treatment are food grade and are certified to meet existing state, federal and ANSI/NSF standards for Health Effects in drinking water. These products have been manufactured in our plants in Zion, Illinois, and now in our new 22,000 square foot facility in Waukegan, Illinois. These products are distributed through a network of dealers and distributors located in the United States, Mexico and Canada.

            The Sethco Division, located on Long Island, New York, designs, manufactures and sells corrosion resistant pumps, filter chambers and filter systems with flow rates to about 200 gallons per minute. These products are used in wastewater treatment systems and fume scrubbers for pollution control. They are also widely used in the metal finishing industry, electronics industry and chemical processing industry. Sethco products are sold through a network of non-exclusive distributors, as well as to original equipment manufacturers and catalog houses. Sethco's international sales grew substantially last year, up at least 35% over the previous year. Design work has been completed to reduce the cost on certain models of a popular product line and to increase the capacity of another line. We are also designing a variation of another important product line to increase sales in Europe and Asia. We expect all of these projects to be completed before the end of the third quarter of this fiscal year.

            The Mefiag(Registered Name) operations design and manufacture filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Filter systems, pumps and accessory equipment are manufactured in our Heerenveen, Holland and Las Piedras, Puerto Rico locations. Mefiag(Registered Name) filters are used in the toughest, most corrosive applications in the plating and metal finishing industry. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, the United States and other major markets. Sales and technical service support personnel are maintained at Mefiag's (Reigistered Name) three locations, along with stock of consumables and spare parts. Mefiag (Registered Name) is prepared to meet the most urgent needs of its customers with same day shipments. Mefiag (Registered Name) is recognized around the globe as the leading supplier of high-quality horizontal disc filtration equipment. This year Mefiag (Registered
Name) expanded its flow range to 18,000 gallons per hour by utilizing newly designed low profile disc assemblies.

            The Systems Division, the original foundation on which Met-Pro was built, remains a leader in the supply of custom designed and manufactured air and water pollution control systems. Systems Division's air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. They also have a variety of applications in the painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also manufactures a full range of catalytic converters for stationary engines and cogeneration plants to greatly reduce smog producing and toxic gases such as NOx, CO and residual hydrocarbons, which are emitted from these sources. Systems Division has developed and proven a new low temperature oxidation catalyst. This new catalyst allows oxidizers to operate at temperatures up to 200 degrees F lower than standard catalysts. This results in significant fuel and operating cost savings making both our catalyst and oxidizers more attractive to potential customers. Other new and improved catalysts are currently in development or field testing stage. We supply physical chemical and biological water pollution control systems for treating toxic leachate from solid waste landfills. Systems Division also designs and manufactures systems for a wide variety of industrial wastewater applications. We continue to investigate new technologies to complement the existing product mix.

            The Duall Division is a leading manufacturer of industrial and municipal air pollution control equipment. Our major products include odor control systems, fume and emergency gas scrubbers, stripping towers and exhaust fans. Plating and process tanks were added to our product line this year. All equipment is fabricated from corrosion resistant materials in our Owosso, Michigan manufacturing facilities. Services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, pharmaceutical, battery manufacturing and groundwater remediation markets. Over ninety factory trained manufacturer's representatives sell our systems to industrial and municipal clients.

            The Keystone Filter Division is one of the premier custom pleaters and cartridge manufacturers in the United States. We provide custom designed and engineered products which are currently used in such diverse applications as the nuclear power industry, as components in medical equipment and in indoor air quality equipment. Keystone Filter's industrial product line continues to gain acceptance by distributors and various industries. A new relationship with a major OEM, who has incorporated certain cartridges into their product offerings, has been a major factor in Keystone Filter's sales growth this year. We are also a major supplier of home drinking water filters to the plumbing and heating wholesale market. Our products can be found under the Keystone Filter name, as well as various other well known brand names.

            The Fybroc Division is the world leader in the manufacture of fiberglass reinforced pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches and a wide range of waste liquids. Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. A worldwide distributor network provides outstanding levels of sales, engineering, and customer service. During the past year, we introduced five sizes of horizontal fiberglass pumps and related accessories designed to international standards for applications in overseas markets. The remaining product line of vertical, cantilever and self-priming pumps was also modified to conform to metric motors and piping systems for easier market acceptance.

            The Dean Pump Division is recognized worldwide for high quality pumps that handle a broad range of industrial applications. Users such as the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries choose Dean Pump products particularly for their high temperature applications. Our manufacturing facility in Indianapolis, Indiana produces pumps which are sold through an extensive network of distributors. These distributors also stock parts and provide local service to their customers. Dean Pump maintains an excellent design engineering department and continues to be a leader in the development of advanced pumping equipment to meet the needs of industry. Three lines of pumps are now available to cover high temperature pump applications up to 850 degrees F. Our high temperature pump sales realized double digit growth during the past year. We received several sizable orders from some of our best customers, including a large group of pumps sold to one of the world's foremost chemical and fiber companies.

            The Company markets its products through its own personnel, distributors, representatives and agents based on the division involved. The Company's products are sold worldwide primarily in industrial markets.

            The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

                                          Percentage of Total Net Sales
                                           Fiscal Year End January 31,
                                       1996           1995          1994
                                   ------------------------------------------
            North America             87.6%          88.4%         91.6%
            Foreign                   12.4%          11.6%          8.4%
                                   ------------------------------------------
            Total Net Sales          100.0%         100.0%        100.0%
                                   ==========================================

            Over the past three years, no single customer accounted for more than 10% of the total net sales of the Company in any year.

COMPETITION:

            The lines of business in which the Company is engaged are highly competitive. There are numerous other manufacturers of pollution control and allied equipment and fluid handling equipment, but no one competitor dominates the market in either segment.


RESEARCH AND DEVELOPMENT:

            The Company engages in research and development on a divisional basis. Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

            The principal goals of the Company's research programs are maintaining the Company as a technological leader in the production of pollution control and allied equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations of the Company.

            Research and development expenses were $.6 million in 1996 and $.5 million in the years 1995 and 1994, respectively.


PATENTS AND TRADEMARKS:

            The Company maintains a small number of patents and trademarks. The Company considers these items important to the business, although it considers no individual item material to its business.


REGULATORY MATTERS:

            The Company is subject to environmental laws and regulations concerning air emissions, discharges to water processing facilities, and the generation, handling, storage and disposal of waste materials in all operations. All of the Company's production and manufacturing facilities are controlled under permits issued by state, federal and local regulatory agencies. The Company believes it is presently in substantial compliance with these laws and regulations.


BACKLOG:

            There was a backlog of orders in the aggregate of $6,302,625 and $5,746,429 as of January 31, 1996 and 1995, respectively.


RAW MATERIALS:

            The Company procures its raw materials and supplies from various sources and does not anticipate any difficulty in procurement during the coming year or during the foreseeable future.


EMPLOYEES:

            The Company employs approximately 378 persons, of whom 223 are involved in manufacturing, and 155 are engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 14 years and considers its employee relations to be good.

ITEM 2. PROPERTIES:

            The Company owns and operates eleven manufacturing and production facilities as described below:


            DIVISION                                           STRUCTURE                            PROPERTY/LOCATION
Executive Offices,                              73,000 square feet, cement                         17 acres in Harleysville,
Systems Division, and                           building, with finestone facing,                   Pennsylvania
Mefiag Division                                 built 1976

Sethco Division                                 30,000 square feet, cement                         4 acres in Smithtown,
                                                block with brick facing,                           Long Island, New York
                                                built 1982

Fybroc Division                                 47,500 square feet, cement                         8 acres in Telford,
                                                building with brick facing,                        Pennsylvania
                                                built 1991

Keystone Filter Division                        31,000 square feet, cement                         2.3 acres in Hatfield,
                                                block, built 1978                                  Pennsylvania

Systems Catalytic                               15,000 square feet, cement                         2 acres in West Chester
Plant and Laboratory                            block, brick and composition                       Pennsylvania
                                                facing, built 1984

Dean Pump Division                              66,000 square feet, metal                          17.1 acres in
                                                building                                           Indianapolis, Indiana

Duall Division                                  63,000 square feet, metal                          7 acres in Owosso,
                                                and masonry building;                              Michigan
                                                34,166 square feet, metal                          5.61 acres in Owosso,
                                                masonry building                                   Michigan

Stiles-Kem Division                             20,000 square feet, cement                         2.55 acres in
                                                building, built 1996                               Waukegan, Illinois


        SUBSIDIARIES

Mefiag B.V.                                     17,200 square feet, metal                          1.1 acres in
                                                and masonry building                               Heerenveen, Holland

Mefiag of                                       10,000 square feet, metal                          1.42 acres in
Puerto Rico, Inc.                               and masonry building                               Las Piedras, Puerto Rico


            Registrant also owns 2 acres in Indianapolis, Indiana, on which it formerly maintained a foundry, and 3.5 acres in Forest City, North Carolina, on which there is a 20,000 square foot metal building which formerly housed the plant for its Duall Division (North Carolina operations). The facility located in Forest City, North Carolina is under an agreement of sale with closing expected by mid April 1996.

ITEM 3. LEGAL PROCEEDINGS:

            There are no material pending legal proceedings to which the Company or any of its wholly-owned subsidiaries is a party as of the date of this Annual Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1996.




                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

            The Company's Common Stock is traded on the American Stock Exchange under the symbol MPR. The high and low sale prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the American Stock Exchange, are shown below. The price of Common Stock and annual cash dividend were adjusted to reflect the 3-for-2 stock split on May 12, 1995.



                                                                                     QUARTER ENDED
Year ended January 31, 1996                          April                    July                   October           January
- -----------------------------------------------------------------------------------------------------------------------------------
Price range of common stock:
    High                                             $12.88                  $14.13                   $14.63           $15.13
    Low                                               11.50                   12.50                    13.50            12.63
    Cash dividend paid                                  .30                       -                        -                -


Year ended January 31, 1995                          April                    July                   October           January
- -----------------------------------------------------------------------------------------------------------------------------------
Price range of common stock:
    High                                             $10.09                  $10.75                   $11.92           $11.92
    Low                                                8.67                    8.92                     9.00            10.33
    Cash dividend paid                                 .167                       -                        -                -


            There were approximately 741 registered stockholders at January 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                               Years ended January 31,
                                                  1996              1995               1994               1993               1992
- ---------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING STATEMENT DATA
Net sales                                        $54,067,320       $50,005,577        $41,199,444      $38,318,138      $39,648,248
Income from operations                             7,663,957         6,281,437          3,952,510        3,004,211        3,448,321
Net income                                         4,893,885         3,830,042          2,517,155        1,975,012        2,510,380
Earnings per share                                      1.04               .81                .53              .42              .53

SELECTED BALANCE SHEET DATA
Current assets                                   $28,268,561       $26,595,928        $21,987,515      $21,268,454      $20,316,124
Current liabilities                               10,250,506         9,506,301          7,177,206        5,876,660        5,380,883
Working capital                                   18,018,055        17,089,627         14,810,309       15,391,794       14,935,241
Current ratio                                            2.8               2.8                3.1              3.6              3.8
Total assets                                      47,626,587        45,168,544         40,917,481       35,551,151       34,616,222
Long-term obligations                              1,692,962         2,877,386          4,048,119        1,890,400        2,471,827
Total stockholders' equity                        35,012,578        32,084,010         29,187,306       27,574,624       26,374,942
Total capitalization                              36,705,540        34,961,396         33,235,425       29,465,024       28,846,769
Return on average total assets, %                       10.5               8.9                6.6              5.6              7.7
Return on average stockholders' equity, %               14.6              12.5                8.9              7.3             10.0

OTHER FINANCIAL DATA
Capital expenditures                              $2,436,419        $1,098,893         $2,415,385       $1,236,115       $3,473,658
Equity per share                                        7.55              6.91               6.22             5.88             5.62
Cash dividend per share                                  .30              .167               .167             .167                -
Stock dividend per share, %                                -                 -                  -                -              5.0
Average common shares, fully diluted               4,701,018         4,709,280          4,719,371        4,710,311        4,711,644
Shares of common stock outstanding                 4,637,690         4,642,935          4,689,405        4,692,855        4,692,105

(The cash dividend and earnings per share were adjusted to reflect the 3-for-2 stock split of May 12, 1995.)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


LIQUIDITY:

            The cash and short-term investment position was $7.4 million on January 31, 1996 compared to $6.6 million on January 31, 1995, an increase of $0.8 million. The improvement in the cash position is the result of cash flows generated from operations.

            Accounts receivable increased to $8.9 million at January 31, 1996 from $8.1 million at January 31, 1995. The size of orders, timing of shipments, and retainage on contracts in both the Pollution Control Systems and Allied Equipment and the Fluid Handling Equipment segments of the business, influence accounts receivable balances at any point in time.

            Inventories decreased approximately $0.4 million to $10.3 million at January 31, 1996 from $10.7 million at January 31, 1995. Inventory balances will fluctuate depending upon market demand, and the size and timing of orders in both business segments, especially when long lead times are involved.

            Current liabilities increased from $9.5 million at January 31, 1995 to $10.3 million at January 31, 1996 or $0.8 million. The increase is related to accrued expenses on projects in the Pollution Control Systems and Allied Equipment segment of the business, combined with the higher sales activity.

            The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. The Company's current ratio was 2.8 at both January 31, 1996 and January 31, 1995.

CAPITAL RESOURCES AND REQUIREMENTS:

            Cash flows provided by operating activities during the fiscal year ended January 31, 1996 amounted to $6.3 million compared to $5.7 million during the prior fiscal year. The increase is attributable to the higher sales level in both business segments, the timing of the payment of current obligations, and advances from customers on projects in progress.

            Investing activities during the fiscal year ended January 31, 1996 amounted to $2.4 million compared to $1.1 million during the fiscal year ended 1995. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve production efficiency and maintain our position as leaders in the markets in which we serve. As part of the capital program, the Company is constructing a 22,000 square foot facility in Waukegan, Illinois for the Stiles-Kem Division at a cost of approximately $1.7 million. This facility, which became operational in March 1996, will double production capacity and replace two leased facilities. The Company also constructed an addition to its Mefiag B.V. facility, a subsidiary located in Heerenveen, Holland.

            Financing activities during the fiscal year ended January 31, 1996 utilized $3.1 million of available resources, compared to $2.4 million during the prior fiscal year.

            The Company paid $1.2 million of scheduled long-term debt during the current fiscal year. The long-term debt to equity ratio at January 31, 1996 was 4.8% compared to 9.0% at January 31, 1995.

            On February 27, 1995, the Board of Directors authorized a 3-for-2 stock split which was payable to shareholders of record on May 12, 1995. The Board of Directors also declared a cash dividend of $.30 per share payable on both the existing shares and the new shares resulting from the stock split. The dividend paid on the Common Stock represented an approximate 80% increase, amounting to $1.4 million or 36.8% of the prior year earnings.

            On June 7, 1995, the Board of Directors announced a stock buyback program to repurchase up to 75,000 shares of its outstanding Common Stock on the open market. The Company repurchased approximately 61,000 shares of Common Stock at a cost of $0.8 million under the stock buyback programs in effect during the year ended January 31, 1996.

            A total of 56,025 stock options were exercised during the year ended January 31, 1996 which provided cash proceeds of approximately $0.3 million.

            During the fiscal year ended January 31, 1996, the Company expended approximately $0.6 million on research and development versus $0.5 million in the prior fiscal year as part of our commitment to the future.

            The Company will continue to invest in new product development to maintain and enhance our market position as leaders in the industries in which we participate. Capital expenditures also will be made to both support the on-going operations and expand our capability to meet customer demand.

            The Company expects to finance the majority of capital expenditures in the coming year through cash flows from operations, and will utilize third party financing, when deemed appropriate.


RESULTS OF OPERATIONS:

            FYE 1996 vs FYE 1995:

            Net sales for the year ended January 31, 1996 were $54.1 million, a new record, exceeding net sales for the year ended January 31, 1995 by $4.1 million or 8.1%. Sales in the Pollution Control Systems and Allied Equipment segment were $28.1 million, an increase of $2.3 million or 8.9% over the prior fiscal year. The increase is primarily attributable to continued demand for our Aquadene (TM) products manufactured to prevent lead and copper leaching into drinking water, combined with improved results in the fume and odor control product lines. Sales in the Fluid Handling Equipment segment of the business totalled $26.0 million or 7.3% higher than the prior fiscal year, as a result of the continuing demand for our specialty pump equipment and related products.

            Foreign sales have increased to $6.7 million for the year ended January 31, 1996 which is a 14.9% increase over the prior fiscal year. The increase can be attributed to expanded sales and marketing efforts in both the Pacific Rim region and the European Common Market. Foreign sales increased 32.9% in the Pollution Control Systems and Allied Equipment segment, and 11.7% in the Fluid Handling Equipment segment versus the prior year.

            Net income of $4.9 million for the fiscal year ended January 31, 1996 was $1.1 million or 27.8% above the record earnings level for the prior year. This is the second consecutive year of record earnings.

            The gross margin for the fiscal year ended January 31, 1996 increased to 34.1% versus 33.1% for the prior fiscal year. This is the fourth consecutive year that the gross margin has increased. The improvement can be attributed to a combination of factors including higher sales volume, product mix, and production efficiencies.

            Selling expense increased approximately $0.5 million or 11.2% over the prior year due to the expansion of the sales force in both market segments which was required to better position our diversified businesses for future growth. Selling expense as a percentage of net sales was 8.3% for the fiscal year ended January 31, 1996, virtually flat compared to the prior year.

            General and administrative expense was $6.3 million or 11.6% as a percentage of net sales for the fiscal year ended January 31, 1996. This represents a 1.0% decline in general and administrative expense as a percentage of net sales versus the prior year.

            Other income of $0.6 million for the fiscal year ended January 31, 1996 consisted primarily of interest earned on short-term investments.

            The effective tax rate for the year ended January 31, 1996 was 40.5% compare to 41.0% for the prior year. Earnings per share for the fiscal year ended January 31, 1996 increased by $.01, as a result of the decline in the effective tax rate versus the prior year.


            FYE 1995 vs FYE 1994:

            Net sales for the year ended January 31, 1995 of $50.0 million were a new record high, exceeding net sales for the year ended January 31, 1994 by $8.8 million or 21.4%. Sales in the Fluid Handling Equipment segment of the business were $4.7 million or 23.8% higher than the prior fiscal year due to the full year impact of the Mefiag Filtration acquisition, which was acquired effective June 30, 1993, coupled with higher demand for our products in existing operations. Sales in the Pollution Control Systems and Allied Equipment segment were $4.2 million or 19.2% higher versus the prior year. The increase in net sales is due to the dynamic growth in the various Aquadene (TM) products manufactured to prevent the leaching of lead into drinking water, and in the fume and odor control market while other operations within this segment continue to experience delays in securing orders caused by relaxed enforcement by governmental agencies.

            Foreign sales increased to $5.8 million for the year ended January 31, 1995, which is a 68.4% increase over the prior year. This increase was due to a combination of a full year of the Mefiag Filtration operations, and substantially higher sales in both the Caribbean and Pacific Rim regions.

            Net income of $3.8 million for the year ended January 31, 1995 was $1.3 million above the earnings level of $2.5 million for the year ended January 31, 1994, an increase of 52.2% and a new record for the Company.

            The gross margin was 33.1% for the fiscal year ended January 31, 1995 versus 31.8% for the prior year ended January 31, 1994. The improvement in the gross margin was due to significantly higher sales volume and product mix in both business segments. This was the third consecutive year that the gross profit margin improved.

            Selling expense increased approximately $0.1 million or 3.5% over the prior year. Selling expense as a percentage of net sales was 8.1% for the fiscal year ended January 31, 1995 or 1.4% lower than the prior fiscal year.

            General and administrative expense was $6.2 million for the fiscal year ended January 31, 1995, versus $5.2 million in the prior fiscal year. The Mefiag acquisition, included for a full year during fiscal year ended January 31, 1995, accounted for $0.4 million of the increase, combined with provisions for self-insurance reserves, uncollectible accounts receivable and other general cost increases. General and administrative expense as a percentage of net sales was 12.4% for the fiscal year ended January 31, 1995, virtually flat when compared to the prior year end.

            Other income of $0.2 million for the fiscal year ended January 31,1995 consisted of interest earned on short-term investments, offset by a reserve for an idle operating facility.

            The effective tax rate for the year ended January 31,1995 was 41.0% compared to 40.7% for the prior year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

        Index to Consolidated Financial Statements and Supplementary Data:
                                                                           Page
                                                                           ----
        Consolidated Financial Statements:
                    Independent Auditor's Report . . . . . . . . . . . . .  11
                    Consolidated Balance Sheet . . . . . . . . . . . . . .  12
                    Consolidated Statement of Operations . . . . . . . . .  13
                    Statement of Consolidated Stockholder's Equity . . . .  13
                    Consolidated Statement of Cash Flows . . . . . . . . .  14
                    Consolidated Business Segment Data . . . . . . . . . .  15
                    Notes to Consolidated Financial Statements . . . . . .  16

        Supplementary Data:
                    Quarterly Financial Data . . . . . . . . . . . . . . .  25




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation and its Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of January 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.




                                             /S/ MARGOLIS & COMPANY P.C.
                                             ----------------------------
Bala Cynwyd, Pennsylvania                    Certified Public Accountants


February 19, 1996, except for
    Note 13, as to which the date
    is February 26, 1996

                           CONSOLIDATED BALANCE SHEET
                              Met-Pro Corporation


                                                                        January 31,
ASSETS                                                           1996              1995
- ------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents - Note 3                        $7,415,375        $6,648,380
    Accounts receivable, net of allowance for
     doubtful accounts of approximately $195,000
     and $184,000, respectively                                8,941,157         8,107,243
    Notes receivable, ESOT - Note 4                              400,000                --
    Inventories - Note 5                                      10,302,844        10,693,734
    Prepaid expenses, deposits and other current assets          559,238           646,571
    Deferred income taxes - Note 8                               649,947           500,000
- ------------------------------------------------------------------------------------------
        Total current assets                                  28,268,561        26,595,928

Property, plant and equipment, net -
    Notes 6 and 7                                             14,433,565        13,219,129
Costs in excess of net assets of businesses acquired, net      3,725,118         3,807,326
Other assets                                                   1,199,343         1,546,161
- ------------------------------------------------------------------------------------------
       TOTAL ASSETS                                          $47,626,587       $45,168,544
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt - Note 7                 $1,178,177       $1,170,821
    Accounts payable                                            2,307,034        2,279,262
    Accrued salaries, wages and expenses - Note 10              6,347,912        5,777,565
    Payroll and other taxes payable                                 5,974            6,266
    Customers' advances                                           411,409          272,387
- ------------------------------------------------------------------------------------------
      Total current liabilities                                10,250,506        9,506,301

Long-term debt - Note 7                                         1,692,962        2,877,386
Other non-current liabilities                                     101,345           34,847
Deferred income taxes - Note 8                                    569,196          666,000
- ------------------------------------------------------------------------------------------
      Total liabilities                                        12,614,009       13,084,534
- ------------------------------------------------------------------------------------------
Commitments - Notes 9 and 10

Stockholders' equity - Note 10
    Common stock, $.10 par value; 10,000,000 shares
     authorized, 4,759,221 and 3,193,418 shares issued,
     respectively, of which 121,531 and 98,128 shares were
     reacquired and held in treasury at the respective dates      475,922          319,342
    Additional paid-in capital                                  7,442,810        7,401,641
    Retained earnings                                          28,142,539       24,816,542
    Cumulative translation adjustment                             209,333          233,760
    Treasury stock, at cost                                    (1,258,026)        (687,275)
- ------------------------------------------------------------------------------------------
    Net stockholders' equity                                   35,012,578       32,084,010
- ------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $47,626,587      $45,168,544
==========================================================================================





The notes to consolidated financial statements are an integral part of the above statement.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              Met-Pro Corporation

                                                                                         Years ended January 31,
                                                                               1996              1995                     1994

- ---------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                  $54,067,320          $50,005,577          $41,199,444
Cost of goods sold                                                          35,625,610           33,472,665           28,095,289
- ---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                18,441,710           16,532,912           13,104,155
- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Selling                                                                  4,489,905            4,037,676            3,901,905
    General and administrative                                               6,287,848            6,213,799            5,249,740
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                            10,777,753           10,251,475            9,151,645
- ---------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                       7,663,957            6,281,437            3,952,510
Other income, net - Note 11                                                    561,060              210,158              292,270
- ---------------------------------------------------------------------------------------------------------------------------------
Income before taxes on income                                                8,225,017            6,491,595            4,244,780
Provision for taxes on income - Note 8                                       3,331,132            2,661,553            1,727,625
- ---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $4,893,885           $3,830,042           $2,517,155
=================================================================================================================================
Earnings per share, primary and fully diluted (adjusted for stock split)         $1.04                 $.81                 $.53


                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                               ADDITIONAL                  CUMULATIVE
                                                 COMMON         PAID-IN      RETAINED      TRANSLATION     TREASURY
                                                 STOCK          CAPITAL      EARNINGS       ADJUSTMENT       STOCK         TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1993                      $319,342     $7,363,218     $20,031,555    $       -     ($139,491)     $27,574,624
    Net income                                         -              -       2,517,155            -             -        2,517,155
    Dividends paid, $.167 per share                    -              -        (782,142)           -             -         (782,142)
    Exercise of stock options - Note 10                -         29,328               -            -        15,335           44,663
    Purchase of 7,800 shares of treasury stock         -              -               -            -      (103,923)        (103,923)
    Cumulative translation adjustment                  -              -               -      (63,071)            -          (63,071)
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1994                       319,342      7,392,546      21,766,568      (63,071)     (228,079)      29,187,306
    Net income                                         -              -       3,830,042            -             -        3,830,042
    Dividends paid, $.167 per share                    -              -        (780,068)           -             -         (780,068)
    Exercise of stock options - Note 10                           9,095               -            -         5,155           14,250
    Purchase of 31,980 shares of treasury stock        -              -               -            -      (464,351)        (464,351)
    Cumulative translation adjustment                  -              -               -      296,831             -          296,831
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1995                       319,342      7,401,641      24,816,542      233,760      (687,275)      32,084,010
    Net income                                         -              -       4,893,885            -             -        4,893,885
    Dividends paid, $.30 per share                     -              -      (1,409,322)           -             -       (1,409,322)
    Stock split, 50%                             156,580              -        (156,580)           -             -                -
    Cash in lieu of fractional shares                  -              -          (1,986)           -             -           (1,986)
    Exercise of stock options - Note 10                          41,169               -            -       265,570          306,739
    Purchase of 61,003 shares of treasury stock        -              -               -            -      (836,321)        (836,321)
    Cumulative translation adjustment                  -              -               -      (24,427)            -          (24,427)
- ------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1996                      $475,922     $7,442,810     $28,142,539     $209,333   ($1,258,026)     $35,012,578
====================================================================================================================================




The notes to consolidated financial statements are an integral part of the above statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Met-Pro Corporation

                                                                                    Years ended January 31,
                                                                         1996              1995               1994
- -----------------------------------------------------------------------------------------------------------------------
                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $4,893,885           $3,830,042        $2,517,155
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                                     1,613,391            1,619,098         1,418,181
    Deferred income taxes                                              (222,131)            (354,198)         (102,462)
    (Gain)/loss on sale of property and equipment                        (4,217)              85,726           (28,923)
    Non-cash compensation expensed on
     exercise of stock options                                                -                3,500             2,563
    Allowance for doubtful accounts                                      10,528               93,444           (38,000)
    (Increase) decrease in operating assets,
     net of acquisition of Mefiag Filtration operations:
     Accounts receivable                                               (833,030)            (557,147)          941,204
     Notes receivable, ESOT                                            (400,000)              75,000           125,000
     Inventories                                                        400,946           (1,258,406)         (247,716)
     Prepaid expenses and other current assets                           89,169                    -           (32,477)
     Other assets                                                       (38,929)            (165,656)           (9,487)
    Increase (decrease) in operating liabilities,
     net of acquisition of Mefiag Filtration operations:
     Accounts payable, accrued expenses and taxes                       596,986            2,107,095            (1,170)
     Customers' advances                                                139,022              171,009          (247,580)
     Other non-current liabilities                                       66,498               17,997             2,196
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                         6,312,118            5,667,504         4,298,484
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                          4,881                4,274            37,586
    Acquisitions of property and equipment                           (2,436,419)          (1,098,893)         (690,593)
    Payment for purchase of Mefiag Filtration operations,
     net of cash acquired                                                     -                    -        (6,169,923)
- -----------------------------------------------------------------------------------------------------------------------
    Net cash (used in) investing activities                          (2,431,538)          (1,094,619)       (6,822,930)
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from new borrowings                                              -                    -         4,000,000
    Reduction of debt                                                (1,177,068)          (1,165,012)       (1,093,609)
    Exercise of stock options                                           306,739               10,750            42,100
    Payment of dividends                                             (1,409,322)            (780,068)         (782,142)
    Cash in lieu of fractional shares                                    (1,986)                   -                 -
    Purchase of treasury shares                                        (836,321)            (464,351)         (103,923)
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities              (3,117,958)          (2,398,681)        2,062,426
- -----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   4,373               48,829           (63,071)
- -----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    766,995            2,223,033          (525,091)

Cash and cash equivalents at beginning of year                        6,648,380            4,425,347         4,950,438
- -----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $7,415,375           $6,648,380        $4,425,347
======================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                       CONSOLIDATED BUSINESS SEGMENT DATA
                              Met-Pro Corporation



                                                                                    Years ended January  31,
                                                               1996          1995          1994            1993            1992
- ------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Pollution control systems and allied equipment            $28,090,728      $25,802,405    $21,651,790     $21,729,285    $23,460,068
Fluid handling equipment                                   25,976,592       24,203,172     19,547,654      16,588,853     16,188,180
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          $54,067,320      $50,005,577    $41,199,444     $38,318,138    $39,648,248
====================================================================================================================================
    INCLUDES FOREIGN SALES OF:
    Pollution control systems and allied equipment         $1,164,509         $875,966       $718,835        $438,986       $743,219
    Fluid handling equipment                                5,521,619        4,945,125      2,737,856       1,424,286      1,357,457
- ------------------------------------------------------------------------------------------------------------------------------------
                                                           $6,686,128       $5,821,091     $3,456,691      $1,863,272     $2,100,676
====================================================================================================================================

INCOME FROM OPERATIONS
Pollution control systems and allied equipment             $4,269,701       $3,489,710     $2,256,548      $1,911,085     $2,313,524
Fluid handling equipment                                    3,394,256        2,791,727      1,695,962       1,093,126      1,134,797
- ------------------------------------------------------------------------------------------------------------------------------------
                                                           $7,663,957       $6,281,437     $3,952,510      $3,004,211     $3,448,321
====================================================================================================================================

DEPRECIATION EXPENSE
Pollution control systems and allied equipment               $468,251         $462,637       $459,422        $480,755       $454,691
Fluid handling equipment                                      692,466          694,846        637,505         578,154        468,401
- ------------------------------------------------------------------------------------------------------------------------------------
                                                           $1,160,717       $1,157,483     $1,096,927      $1,058,909       $923,092
====================================================================================================================================

CAPITAL EXPENDITURES
Pollution control systems and allied equipment             $1,693,342         $319,468       $233,319        $246,747       $121,283
Fluid handling equipment                                      660,377          678,316      2,138,985         861,841      3,248,386
- ------------------------------------------------------------------------------------------------------------------------------------
                                                            2,353,719          997,784      2,372,304       1,108,588      3,369,669
Corporate                                                      82,700          101,109         43,081         127,527        103,989
- ------------------------------------------------------------------------------------------------------------------------------------
                                                           $2,436,419       $1,098,893     $2,415,385      $1,236,115     $3,473,658
====================================================================================================================================

IDENTIFIABLE ASSETS AT JANUARY 31
Pollution control systems and allied equipment            $16,370,893      $16,466,133    $16,218,486     $16,398,107    $15,921,857
Fluid handling equipment                                   21,726,465       21,046,118     19,880,073      13,318,952     13,652,528
- ------------------------------------------------------------------------------------------------------------------------------------
                                                           38,097,358       37,512,251     36,098,559      29,717,059     29,574,385
Corporate                                                   9,529,229        7,656,293      4,818,922       5,838,092      5,041,837
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          $47,626,587      $45,168,544    $40,917,481     $35,555,151    $34,616,222
====================================================================================================================================



The Company follows the practice of allocating general corporate expenses, including depreciation, among the operating segments of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                              Met-Pro Corporation

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include Met-Pro Corporation and its wholly-owned subsidiaries, Mefiag B.V. and Mefiag of Puerto Rico, Inc. (formerly Baker Brothers of Puerto Rico, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

        INVENTORIES:

        Inventories in general are stated at the lower of cost (principally first-in, first-out) or market except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see Note
        5).

        PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment is recorded at cost. Depreciation is computed principally by use of the straight-line method based upon the estimated useful lives of the various classes of assets. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. (See Note 6).

        COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED:

        Costs in excess of net assets of businesses acquired prior to November 1, 1970, amounting to $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, amounting to $3,533,109, are being amortized over a period of 40 years. The Company's policy is to continually monitor the recoverability of goodwill using a fair value approach.

        NON-COMPETE AGREEMENT:

        In connection with the acquisition of the Mefiag Filtration operations from Systems Engineering and Manufacturing Corp. on August 9, 1993, the Company entered into a non-compete agreement in the amount of $1,000,000 which is being amortized over three years.

        REVENUE RECOGNITION:

        Revenues are recognized when products are shipped.

        ADVERTISING:

        Advertising costs are charged to operations in the year incurred and amounted to $767,507, $709,977 and $676,770 for the years ended January 31, 1996, 1995 and 1994, respectively.

        RESEARCH AND DEVELOPMENT:

        Research and development costs are charged to expense in the year incurred. The amounts charged were $584,191, $506,139 and $507,612, in the years ending in 1996, 1995 and 1994, respectively.

        FOREIGN CURRENCY TRANSLATION:

        Assets and liabilities of Mefiag B.V. are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related cumulative translation adjustments are reflected as an adjustment to stockholders' equity.

        EARNINGS PER SHARE:

        Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year (adjusted for stock splits and dividends). The weighted average number of common shares outstanding was 4,701,018, 4,709,280 and 4,719,371 during each of the years ending in 1996, 1995 and 1994, respectively.

        STOCK SPLIT:

        On May 12, 1995, the Company issued 1,565,803 shares of Common Stock in connection with the 3-for-2 stock split effected in the form of a 50% stock dividend. Per share figures and other information included in the financial statements and notes are based on the increased number of shares of Common Stock after giving effect to the stock split.

        CASH EQUIVALENTS:

        The Company considers short-term investments which are highly liquid, readily convertible into cash, and having original maturities of less than three months to be cash equivalents.

        CONCENTRATIONS OF CREDIT RISK:

        Concentrations of credit risk are limited due to the large number of customers and their dispersion among the different business segments and geographic regions. The Company had no significant concentrations of credit risk as of January 31, 1996 and 1995.

        Accounts receivable at January 31, 1996 and 1995 included retainage of $528,000 and $783,000, respectively.

        USE OF ESTIMATES:

        The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        SUPPLEMENTAL CASH FLOW INFORMATION:

                                           1996            1995           1994
       -------------------------------------------------------------------------
       Cash paid during the year for:
          Interest                       $258,297        $287,112       $225,139
       -------------------------------------------------------------------------
          Income taxes                 $3,148,038      $2,443,099     $1,767,473
       -------------------------------------------------------------------------


NOTE 2: ACQUISITION OF BUSINESS

        On August 9, 1993, the Company acquired the stock and assets of the Mefiag Filtration operations ("Mefiag") from Systems Engineering and Manufacturing Corp. for $6,210,689. Mefiag was comprised of a Netherlands corporation (Mefiag B.V.), a Massachusetts corporation (Baker Brothers of Puerto Rico, Inc.) and a sales organization operating in the United States. Mefiag designs, manufactures and markets high performance disc filters in various sizes and configurations, utilizing a wide variety of filter media.

        The acquisition was accounted for as a purchase and was accomplished by financing $4,000,000 with unsecured bank loans, paying the balance with internal funds. The bank loans consist of two separate $2,000,000 notes, one with a floating interest rate and one with a fixed interest rate (see Note 7).

        The following unaudited pro forma summary presents the consolidated results of operations as if the Company had acquired Mefiag at the start of the year in which the acquisition occurred and the immediately preceding year:

                                                  1994                   1993
        ------------------------------------------------------------------------
        Net sales                             $43,172,690            $42,854,549
        Income before taxes on income           4,306,095              3,461,838
        Net Income                              2,553,515              2,077,103
        Earnings per share
        (adjusted for stock split)                   $.55                   $.44


        Net assets for Mefiag B.V., located in Heerenveen, Holland, amounted to $3,598,128 and $3,421,954 as of January 31, 1996 and 1995, respectively.


NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

        CASH AND CASH EQUIVALENTS:

        Short-term investments at January 31, 1996 and 1995 were valued at cost (approximating market) and amounted to $6,955,338 and $6,191,983, respectively. Short-term investments consist principally of commercial paper and money market funds, which are considered to be cash equivalents. The Company continually evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

        DEBT:

        The fair value and carrying amount of long-term debt was as follows:

                                               January 31,
                                    1996                       1995
        ---------------------------------------------------------------
        Fair value                $2,905,748                 $3,927,979
        Carrying amount            2,871,139                  4,048,207


        Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.


NOTE 4: NOTES RECEIVABLE, ESOT

        The Company has advanced a total of $400,000 to the Employee Stock Ownership Trust to acquire shares of the Company's stock. The advances are evidenced by five demand notes bearing interest with rates ranging from 5.15% to 5.64% per annum.

NOTE 5: INVENTORIES

        Inventories were comprised of the following:

                                                    January 31,
                                           1996                       1995
        ----------------------------------------------------------------------
        Raw material                     $4,277,065                 $4,381,304
        Work in process                   2,053,626                  1,834,555
        Finished goods                    3,972,153                  4,477,875
        ----------------------------------------------------------------------
                                        $10,302,844                $10,693,734
        ======================================================================

        At January 31, 1996 and 1995, inventories valued at the last-in, first-out method (LIFO) amounted to $2,921,430 and $2,542,196, respectively. The LIFO value of inventories was lower than replacement cost by $719,000 and $639,000 at January 31, 1996 and 1995, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 1996 and 1995, as a result of applying the provisions of Accounting Principles Board Opinion No. 16 to the acquisition of Dean Brothers Pumps, Inc.


NOTE 6: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment was comprised of the following:


                                                         January 31,
                                                1996                   1995
        -----------------------------------------------------------------------
        Land                                  $2,028,934             $1,687,390
        Buildings and improvements            12,456,649             11,162,405
        Machinery and equipment                9,094,165              8,711,974
        Furniture and fixtures                 2,321,768              2,188,799
        Automotive equipment                     877,124                801,260
        Leasehold improvements                        -                  54,106
        -----------------------------------------------------------------------
                                              26,778,640             24,605,934
        Less accumulated depreciation         12,345,075             11,386,805
        -----------------------------------------------------------------------
                                             $14,433,565            $13,219,129
        =======================================================================

        Depreciation and amortization of property, plant and equipment charged to operations amounted to $1,160,717, $1,157,483 and $1,096,927 for the years ended in 1996, 1995 and 1994, respectively.


NOTE 7: DEBT

        SHORT-TERM DEBT:

        The Company has a domestic unsecured line of credit and a foreign unsecured line of credit with a bank amounting to $5,000,000 and $3,800,000 as of January 31, 1996 and 1995, respectively. The lines of credit were not used during either year.

        LONG-TERM DEBT:

        Long-term debt was comprised of the following:


                                                                                   January 31,
                                                                          1996                       1995
        -----------------------------------------------------------------------------------------------------
        Note payable, bank, in connection with the
                 Mefiag acquisition, payable in equal
                 quarterly installments of $100,000,
                 plus interest at a fixed rate of 6.15%
                 (see Note 2).                                         $1,000,000                 $1,400,000

        Note payable, bank, in connection with the
                 Mefiag acquisition, payable in equal
                 quarterly installments of $100,000,
                 plus interest, charged at a rate which
                 approximates the bank's money market
                 loan rate, LIBOR rate, or the bank's
                 certificate of deposit rate. The Company
                 selects the applicable rate at predetermined
                 intervals. Effective interest rate was 6.094%
                 and 7.5% at January 31, 1996 and
                 1995, respectively (see Note 2).                       1,000,000                  1,400,000

        Mortgage note, payable in equal monthly
                 installments of $25,000, plus interest,
                 charged at a rate which approximates
                 the bank's money market loan rate,
                 LIBOR rate, or the bank's certificate of
                 deposit rate. The Company selects the
                 applicable rate at predetermined intervals.
                 Effective interest rate was 6.05% and
                 7.5% at January 31, 1996 and 1995,
                 respectively.                                            300,000                    600,000

        8.5% mortgage note, payable in equal
                 monthly installments of $10,267,
                 including principal and interest, through
                 February, 2001.                                          571,139                    648,207
        -----------------------------------------------------------------------------------------------------
                                                                        2,871,139                  4,048,207
        Less current portion                                            1,178,177                  1,170,821
        -----------------------------------------------------------------------------------------------------
                                                                       $1,692,962                 $2,877,386
        ====================================================================================================

        Interest expense was $266,113, $285,710, and $228,669 in each of the years ending in 1996, 1995 and 1994, respectively.

        The mortgages are collateralized by the properties to which they relate.

        Maturities of long-term debt are as follows:

                 Year Ending
                 January 31,
                ----------------------------------------------
                     1997                           $1,178,177
                     1998                              885,087
                     1999                              492,608
                     2000                              100,794
                     2001                              109,703
                  Thereafter                           104,770
                ----------------------------------------------
                                                    $2,871,139
                ==============================================

NOTE 8: INCOME TAXES

        The provision for income taxes was comprised of the following:

                                   1996               1995            1994
        ------------------------------------------------------------------------
        Current
                 Federal       $2,545,999         $2,037,642       $1,344,070
                 State            824,518            818,781          426,336
                 Foreign          207,366            127,130           59,681
        ------------------------------------------------------------------------
                                3,577,883          2,983,553        1,830,087
        Deferred                 (246,751)          (322,000)        (102,462)
        ------------------------------------------------------------------------
                               $3,331,132         $2,661,553       $1,727,625
        ========================================================================

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability were as follows:

                                                                     1996                 1995
        ----------------------------------------------------------------------------------------
        Deferred tax assets
            Inventory cost capitalization                          $191,927             $211,000
            Pension cost                                            748,488              699,000
            Non-compete agreement                                   275,557              168,900
            Write-down of property, plant and equipment              36,000               36,000
            Warranty                                                120,000                    -
        ----------------------------------------------------------------------------------------
               Total deferred tax assets                          1,371,972            1,114,900
        ----------------------------------------------------------------------------------------

        Deferred tax liabilities
            Accelerated depreciation                                535,085              514,000
            Inventory--Dean Pump Division                           410,468              410,000
            Excess of book over tax basis of
             property acquired in Mefiag transaction                309,732              334,900
            Goodwill                                                 35,936               22,000
        ----------------------------------------------------------------------------------------
                Total deferred tax liabilities                    1,291,221            1,280,900
         ----------------------------------------------------------------------------------------
                Net deferred tax assets/(liabilities)               $80,751            ($166,000)
         =======================================================================================


        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:

                                             1996                     1995                  1994
        -------------------------------------------------------------------------------------------------
        Computed expected
          tax expense
          (federal)                   $2,796,506  34.0%       $2,207,142  34.0%        $1,443,225  34.0%
        State income taxes,
          net of federal
          income tax benefit             544,180   6.6           540,395   8.3            314,735   7.4
        Foreign tax differential          (5,500)  (.1)          (39,951)  (.6)            (8,685)  (.2)
        Foreign tax credit                (3,861)    -           (11,427)  (.2)                 -     -
        Other                               (193)    -           (34,606)  (.5)           (21,650)  (.5)
        -------------------------------------------------------------------------------------------------
        Effective income taxes        $3,331,132  40.5%       $2,661,553  41.0%        $1,727,625  40.7%
        =================================================================================================


NOTE 9: LEASES AND OTHER COMMITMENTS

        The Company leases a manufacturing facility for one of its Divisions under an agreement which expired on December 31, 1995. Currently, the Company is leasing this facility on a month to month basis, and is not obligated to pay future minimum rental payments. The Company plans to relocate the operations into a new 22,000 square foot facility in Waukegan, Illinois in March 1996.

        Rental expense under all operating leases was $60,335, $74,161 and $67,387 during the years ended in 1996, 1995 and 1994, respectively.

NOTE 10:EMPLOYEE BENEFIT PLANS

        PENSION PLANS:

        The Company has several defined benefit pension plans covering substantially all employees. The Company makes annual contributions to the plans equal to the amounts that are tax deductible.

        Net periodic pension cost included the following components:


                                                     1996               1995                1994
        ------------------------------------------------------------------------------------------
         Service cost-benefits earned
           during the period                      $414,100            $458,500            $392,000
         Interest cost on projected
           benefit obligation                      562,387             487,152             446,954
         Return on assets                       (1,499,590)            (56,541)           (987,560)
         Amortization of transition asset          (31,546)            (47,428)            (72,259)
         Deferred gain/(loss)
           on investments                          962,487            (489,546)            507,964
        ------------------------------------------------------------------------------------------
                                                  $407,838            $352,137            $287,099
        ==========================================================================================


        Assumptions used in the accounting for pension cost were:

                                       1996         1995       1994
        -------------------------------------------------------------
         Discount rate                7.50%          7.75%      7.00%
         Rate of increase in
           compensation levels
           (where applicable)         6.00%          6.00%      6.00%
         Expected long-term rate of
           return on assets           8.00%          8.00%      8.00%

        The following table sets forth the Plans' funded status and amounts recognized in the Company's balance sheet at January 31, 1996 and 1995:

                                                          1996                                         1995
         -------------------------------------------------------------------------------------------------------------
                                               Overfunded       Underfunded          Overfunded            Underfunded
                                                 Plan              Plans                Plan                   Plans
         -------------------------------------------------------------------------------------------------------------
         Actuarial present value of
             benefit obligations:
              Vested                          $4,344,000        $2,073,300            $3,804,000           $1,828,700
              Non-vested                         142,000            94,100                79,000               70,100
         -------------------------------------------------------------------------------------------------------------
              Accumulated benefit
              obligation                      $4,486,000        $2,167,400            $3,883,000           $1,898,800
         =============================================================================================================
         Projected benefit
             obligation                       $5,867,000        $2,167,400            $5,079,000           $1,898,800

         Plan assets at fair value             6,505,476         1,571,989             5,496,837            1,266,040
         -------------------------------------------------------------------------------------------------------------
         Plan assets in excess of
             (less than) projected
             benefit obligation                  638,476          (595,411)              417,837             (632,760)
         Unrecognized net gain                (1,989,709)         (224,557)           (1,523,937)            (128,291)
         Unrecognized transition
             (obligation) asset                 (413,788)          244,700              (445,618)             267,952
         Unrecognized prior
             service cost                         63,707           264,174                64,286              232,903
         -------------------------------------------------------------------------------------------------------------
         Accrued pension expense
             included in accounts
             payable and accrued
             expenses                        ($1,701,314)        ($311,094)          ($1,487,432)          ($260,196)
         =============================================================================================================

        DIRECTORS' BENEFIT PLAN:

        The Company's benefit plans were expanded during the year ended in 1995 to include the Directors of the Company. The amounts applicable to the Plan are included in the 1996 and 1995 Underfunded Plans data in the above table.

        EMPLOYEES' STOCK OWNERSHIP TRUST:

        The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company. All U.S. salaried employees who work at least 1,000 hours per year and have attained the age of 21 are eligible to participate in the Plan. The Company provided for contributions to the Employees' Stock Ownership Trust of $200,000, $150,000 and $150,000 in the years ended in 1996, 1995 and 1994, respectively. All shares are considered to be allocated to participants or released for allocation to participants and are included as outstanding shares in the earnings per share computations.

        INCENTIVE STOCK OPTION PLANS:

        During 1987 ("the 1987 Plan"), the Company adopted an incentive stock option plan under which 100,000 shares (plus an undeterminable number of shares required by the anti-dilution provisions of the Plan) of the Company's Common Stock were reserved for sale to such employees as selected by the Board of Directors. At the Company's annual meeting held June 3, 1992, a similar resolution for an additional 100,000 shares ("the 1992 Plan"), as adopted by the Board of Directors on October 10, 1991, was approved.

        The status of these Plans is as follows:

                                                        Options            Options           Options          Options
                                                        Granted            Granted           Granted          Granted
                                            Stock       @ $5.08           @ $5.33            @ $9.00          @ $10.76
                                          Reserved     Per Share          Per Share         Per Share        Per Share
        --------------------------------------------------------------------------------------------------------------
        1987 PLAN - reserved              100,000
            Year ended 1/31/90
             stock split 3 for 2           50,000
            Year ended 1/31/92
             stock dividend 5%              7,500
            Year ended 1/31/96
             stock split 3 for 2           78,750

        Options granted:
            Year ended 1/31/88           (159,675)          159,675
            Year ended 1/31/92             (8,250)                               3,000                           5,250
            Year ended 1/31/94            (22,500)                              22,500
            Year ended 1/31/96            (18,000)                                               18,000

        Options exercised:
            Year ended 1/31/91                              (78,750)
            Year ended 1/31/92                              (28,950)             (750)
            Year ended 1/31/93                                                   (750)
            Year ended 1/31/94                               (7,500)             (750)
            Year ended 1/31/95                                                   (750)
            Year ended 1/31/96                              (35,025)          (15,000)
       ----------------------------------------------------------------------------------------------------------------
        Balance reserved -
            1/31/96                        27,825
        ==========================================
        Balances granted and
            unexercised - 1/31/96                             9,450             7,500            18,000           5,250
       ================================================================================================================




                                                         Options            Options           Options           Options
                                                         Granted            Granted           Granted           Granted
                                          Stock          @ $7.50            @ $7.92           @ $9.00          @ $13.625
                                        Reserved         Per Share         Per Share         Per Share         Per Share
      ------------------------------------------------------------------------------------------------------------------
      1992 PLAN - reserved              100,000
          Year ended 1/31/96
           stock split 3 for 2           50,000

          Options granted:
             Year ended 1/31/94         (30,000)                             30,000
             Year ended 1/31/95         (19,500)           15,000                             4,500
             Year ended 1/31/96         (89,000)                                                                 89,000

          Options exercised:
             Year ended 1/31/95                                                                (750)
             Year ended 1/31/96                              (750)           (3,750)         (1,500)
      -------------------------------------------------------------------------------------------------------------------
      Balance reserved -
          1/31/96                        11,500
      =========================================
      Balances granted and
          unexercised - 1/31/96                            14,250            26,250           2,250              89,000
      ==================================================================================================================



NOTE 11: OTHER INCOME, NET

        Other income, net, was comprised of the following:

                                                     1996            1995             1994
          ---------------------------------------------------------------------------------
          Gain/(loss) on sale of property
            and equipment                           $4,217         ($85,726)        $28,923
          Other, primarily interest income         556,843          295,884         263,347
          ---------------------------------------------------------------------------------
                                                  $561,060         $210,158        $292,270
          =================================================================================


NOTE 12: BUSINESS SEGMENT DATA

        The Company's operations are conducted in two basic business segments as follows: the manufacture and sale of pollution control systems and allied equipment, and the manufacture and sale of fluid handling equipment.

        Financial information by business segment is shown on page 15.


NOTE 13: SUBSEQUENT EVENT

        On February 26, 1996, the Board of Directors declared a $.33 per share annual cash dividend payable on April 26, 1996 to stockholders of record on April 12, 1996.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           QUARTER ENDED
Year ended January 31, 1996           April              July                 October             January
- ----------------------------------------------------------------------------------------------------------
Net sales                        $13,131,816         $13,615,141          $14,089,960          $13,230,403
Gross profit                       4,488,449           4,603,636            4,826,286            4,523,339
Net income                         1,100,959           1,158,741            1,268,331            1,365,854
Earnings per share                       .23                 .25                  .27                  .29



Year ended January 31, 1995           April              July                 October             January
- ----------------------------------------------------------------------------------------------------------
Net sales                        $11,737,142        $12,206,905          $13,177,397          $12,884,133
Gross profit                       3,965,749          4,147,133            4,128,778            4,291,252
Net income                           849,114            943,208              971,720            1,066,000
Earnings per share                       .18                .20                  .21                  .22




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        There has been no change in accountants and no disagreements on accounting and financial disclosures.




                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

            Information concerning the Directors and certain executive officers of the Corporation required by this item is incorporated by the reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.

            The executive officers of Registrant, other than the Chairman of the Board, President and Vice President-Finance, are as follows.

            Carl W. Dean, age 49, is a Vice President of Registrant and General Manager of the Dean Pump Division, to which office he was elected in February, 1987. He was employed by Dean Brothers Pumps, Inc. in 1972 and became an employee of Registrant when that entity was acquired by Registrant in July, 1984. He previously held the position of Sales Manager of the Division.

            Sonja M. Haggert, age 42, is a Vice President of Registrant and General Manager of the Keystone Filter Division, to which office she was elected in February, 1993. She joined the Registrant in 1978 and previously held the position of Distributor Sales Manager of the Division.

            Raymond J. De Hont, age 42, is a Vice President of Registrant and General Manager of the Fybroc Division, to which office he was elected in June, 1995. He joined the Registrant in June, 1995. For more than five years prior thereto, Mr. De Hont was employed by Air and Water Technologies and served in various capacities. His last position was Executive Vice President of their Service Group.

            Mark A. Betchaver, age 46, is a Vice President of Registrant and General Manager of the Sethco Division, to which he was elected in June, 1993. He joined the Registrant in 1972 and was most recently Sales Manager of the Division and was elected a Vice President in June, 1993.

            John B. Lechner, age 60, is a Vice President of Registrant and General Manager of the Stiles-Kem Division, to which he was elected in 1980. He was employed in 1977 as Sales Manager of the Division and elected a Vice President in 1981.

            Gregory C. Kimmer, age 41, is Vice President and General Manager of the Duall Division, to which office he was elected in October, 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

            Hans J. D. Huizinga, age 45, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of Registrant, located in Heerenveen, Holland, an office to which he was elected in August, 1993. He was employed by Mefiag B.V. (formerly Systems Engineering and Manufacturing Corp. Nederland B.V.) for over five years as Managing Director prior to becoming an employee of the Registrant's subsidiary on June 30, 1993, when Registrant acquired that company.

            Robert A. Ayala, age 61, is the General Manager of Mefiag of Puerto Rico, Inc., an office to which he was elected in August, 1993. He was employed by Mefiag of Puerto Rico, Inc. (formerly Baker Brothers of Puerto Rico, Inc.), a wholly-owned subsidiary of Registrant, over five years as Managing Director prior to June 30, 1993, when Registrant acquired that company.

            Robert P. Replogle, age 55, is Vice President and Director of the International Sales Division and the Mefiag Division, to which office he was elected in December, 1995. He joined the Registrant in December, 1973 and previously held the position of Director of the International Sales Division and the Mefiag Division.

            A Form 5 was filed by Mr. Thomas F. Hayes, Director, for 6,000 shares of Common Stock transferred to an Irrevocable Crummey Trust, as a gift to children, on December 28, 1995. The Form 5 was filed on February 15, 1996. Form 5's were also filed for Messrs. Kacin and Lechner for ESOT shares distributed under the Internal Revenue Code's diversification rules on April 4, 1995, for 417 shares and 137 shares, respectively. The Form 5's were filed on April 4, 1996.

            There is no family relationship between any of the Directors or executive officers of Registrant. The term of office for each officer lasts for one year and will expire on June 5, 1996, the date of Registrant's forthcoming Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION:

            Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

            Information required by this item is incorporated by reference to the material appearing under the heading "Principal Security Holders" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

            Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:



        A. FINANCIAL STATEMENTS:

        Financial statements filed as part of this report are listed in the index to Consolidated Financial Statements and Supplementary Data on page 11.

        B. EXHIBITS:

        The following exhibits are incorporated by reference:

        (3) Articles of Incorporation and By-laws. See Registration Statement #2-26979, effective October 15, 1968.

        (11) Statement re Computation of Per Share Earnings. See page 13 of
             Item 8.

        (21) List of Subsidiaries of Registrant:



        CORPORATE             JURISDICTION OF      NAME UNDER WHICH BUSINESS
        ---------             ---------------      -------------------------
        NAME                  INCORPORATION        IS CONDUCTED
        ----                  -------------        ------------

        Mefiag B.V.           The Netherlands      Mefiag B.V., a wholly-owned
                                                   subsidiary of
                                                   Met-Pro Corporation

        Mefiag of Puerto                           Mefiag of Puerto Rico, Inc.,
        Rico, Inc.            Delaware             a wholly-owned subsidiary of
                                                   Met-Pro Corporation

        (27) Financial Data Schedule


        The following exhibits required under Item 601 of Regulation S-K promulgated by the Securities & Exchange Commission have been omitted because they are either inapplicable or non-existent.

        (4)  Instruments defining the rights of security holders.

        (9)  Voting trust agreements.

        (10) Material contracts.

        (12) Statements re computation of ratios.

        (13) Annual report to security holders.

        (16) Letter re change in certifying accountant.

        (18) Letter re change in accounting principles.

        (22) Published report regarding matters submitted to vote of security holders.

        (23) Consent of experts and counsel.

        (24) Power of attorney.

        (28) Information from reports furnished to state insurance regulatory authorities.

        (99) Additional exhibits.

        C. REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the three month period ended January 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MET-PRO CORPORATION


April 19, 1996                               By: /S/ William L. Kacin
- -----------------------                          ----------------------------
        Date                                          William L. Kacin
                                              President, Chief Executive Officer
                                                        and Director

            Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                        Title                     Date
            ---------                        -----                     ----

/S/ William L. Kacin              President, Chief Executive
- ---------------------------       Officer and Director          April 19, 1996
    William L. Kacin

                                  Vice President-Finance
                                  Secretary and Treasurer
                                  Chief Financial Officer
                                  Chief Accounting Officer
/S/ William F. Moffitt            Director                      April 19, 1996
- ---------------------------
    William F. Moffitt


/S/ Walter A. Everett             Director, Chairman            April 19, 1996
- ---------------------------
    Walter A. Everett


/S/ Thomas F. Hayes               Director                      April 19, 1996
- ---------------------------
    Thomas F. Hayes


/S/ Richard P. Klopp              Director                      April 19, 1996
- ---------------------------
    Richard P. Klopp


/S/ Alan Lawley                   Director                      April 19, 1996
- ---------------------------
    Alan Lawley


/S/ Earl J. Wofsey                Director, Vice Chairman       April 19, 1996
- ---------------------------
    Earl J. Wofsey