Form 10-Q
period 1996-04-30
MET PRO CORP
filed 1996-05-24
CIK 65201

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended April 30, 1996           Commission file number 001-07763


                               MET-PRO CORPORATION
             (Exact name of registrant as specified in its charter)



            Delaware                                      23-1683282
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

       160 Cassell Road, Box 144
      Harleysville, Pennsylvania                                    19438
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (215) 723-6751





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                          ------    -------



         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 4,634,765 (as of April 30, 1996).





===============================================================================

                               MET-PRO CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

       Condensed consolidated balance sheet as of
              April 30, 1996 and January 31, 1996...........................  2
       Condensed consolidated statement of operations for the three-month periods ended April 30, 1996 and April 30, 1995...............  3
       Condensed consolidated statement of cash flows for the three-month periods ended April 30, 1996 and April 30, 1995...............  4
       Notes to condensed consolidated financial statements.................  5
       Report on Review by Independent Accountants..........................  6

   Item 2.   Management's discussion and analysis of financial condition and results of operations.....................................  7


PART II - OTHER INFORMATION

   Item 6(b). Reports on Form 8-K..........................................   9

SIGNATURES.................................................................   9

                               MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                           April 30,                   January 31,
ASSETS                                                                       1996                          1996
- -----------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                           $ 5,867,323                   $  7,415,375
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $214,000 and
       $195,000, respectively                                            10,119,181                      8,941,157
    Notes receivable-ESOT                                                   400,000                        400,000
    Inventories                                                          11,012,024                     10,302,844
    Prepaid expenses, deposits and other current assets                     704,981                        559,238
    Deferred income taxes                                                   649,947                        649,947
- -----------------------------------------------------------------------------------------------------------------------
          Total current assets                                           28,753,456                     28,268,561
Property, plant and equipment, net                                       14,933,802                     14,433,565
Cost in excess of net assets of businesses acquired, net                  3,703,036                      3,725,118
Other assets                                                              1,115,410                      1,199,343
- -----------------------------------------------------------------------------------------------------------------------
          Total assets                                                  $48,505,704                    $47,626,587
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                   $ 1,104,850                   $  1,178,177
    Accounts payable                                                      2,803,693                      2,307,034
    Accrued salaries, wages and expenses                                  7,464,164                      6,347,912
    Payroll and other taxes payable                                           5,143                          5,974
    Customers' advances                                                     309,492                        411,409
- -----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                      11,687,342                     10,250,506

Long-term debt                                                            1,472,494                      1,692,962
Other non-current liabilities                                               119,242                        101,345
Deferred income taxes                                                       560,742                        569,196
- -----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                              13,839,820                     12,614,009
- -----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 10,000,000 shares
    authorized, 4,759,221 shares  issued, at both
    dates, of which 124,456 and 121,531 shares,
    respectively,  were reacquired and held
    in treasury.                                                            475,922                        475,922
    Additional paid-in capital                                            7,397,662                      7,442,810
    Retained earnings                                                    28,033,282                     28,142,539
    Cumulative translation adjustment                                       155,267                        209,333
    Treasury stock, at cost                                             ( 1,396,249)                  (  1,258,026)
- -----------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                       34,665,884                     35,012,578
- -----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                    $48,505,704                    $47,626,587
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                                                     Three Months Ended
                                                                                          April 30,
                                                                             1996                         1995
- -----------------------------------------------------------------------------------------------------------------------
Net sales                                                                $13,731,982                  $13,131,816

Cost of goods sold                                                         8,756,662                    8,643,367
- -----------------------------------------------------------------------------------------------------------------------

Gross profit                                                               4,975,320                    4,488,449
- -----------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                                1,255,845                    1,125,728

    General and administrative                                             1,503,515                    1,645,585
- -----------------------------------------------------------------------------------------------------------------------
                                                                           2,759,360                    2,771,313
- -----------------------------------------------------------------------------------------------------------------------

Income from operations                                                     2,215,960                    1,717,136

Other income, net                                                            133,523                      133,214
- -----------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                              2,349,483                    1,850,350

Provision for taxes on income                                                928,046                      749,391
- -----------------------------------------------------------------------------------------------------------------------

Net income                                                               $ 1,421,437                  $ 1,100,959
=======================================================================================================================

Earnings per share, primary and fully diluted (1)                        $       .30                  $       .23

Cash dividend per share - declared (2)                                   $       .33                  $       .30

Cash dividend per share - paid (2)                                       $       .33                  $        --
=======================================================================================================================




(1) Based on weighted average number of common stock and common stock equivalents outstanding during each three-month period (adjusted for a 3-for-2 stock split completed on May 12, 1995). The weighted average number of common shares outstanding was 4,694,951 and 4,715,097 in the respective three-month periods.


(2) The Company declared a 3-for-2 stock split and a cash dividend of $.30 per share, both of which were paid on May 12, 1995 to stockholders of record on April 7, 1995. The cash dividend was paid on all outstanding shares, including those issued as a result of the stock split. The Company also declared a cash dividend of $.33 per share on February 26, 1996 payable on April 26, 1996 to shareholders of record on April 12, 1996.



See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                   Three Months Ended
                                                                                             April 30,
                                                                             1996                              1995
- -----------------------------------------------------------------------------------------------------------------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                  1,275,134                    1,272,275
- -----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                 573                          --
    Acquisitions of property and equipment                              (    813,078)                (    575,348)
- -----------------------------------------------------------------------------------------------------------------------
             Net cash (used in) investing activities                    (    812,505)                (    575,348)
- -----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                   (    293,795)               (     292,147)
    Exercise of stock options                                                109,838                      299,990
    Payment of dividends                                                (  1,530,693)                         --
    Purchase of treasury shares                                         (    293,215)               (       3,603)
- -----------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities              (  2,007,865)                       4,240
- -----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (      2,816)                      24,371
- -----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (  1,548,052)                     725,538

Cash and cash equivalents at February 1                                    7,415,375                    6,648,380
- -----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                    $ 5,867,323                  $ 7,373,918
=======================================================================================================================


                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

   Interest                                                              $    46,794                  $    72,266
   Income taxes                                                          $   177,119                  $   272,572
=======================================================================================================================











See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include Met-Pro Corporation and its wholly-owned subsidiaries, Mefiag B.V. and Mefiag of Puerto Rico, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1996 and the results of operations for the three-month periods ended April 30, 1996 and 1995 and the statement of cash flows for the three-month periods then ended. The results of operations for the three-month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.



NOTE 3 - INVENTORIES

Inventories were comprised of the following:


                                        April 30,            January 31,
                                          1996                  1996
                                      -----------           ------------

    Raw materials                     $ 4,571,470           $ 4,277,065
    Work in progress                    2,194,984             2,053,626
    Finish goods                        4,245,570             3,972,153
                                      -----------           -----------
                                      $11,012,024           $10,302,844
                                      ===========           ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of April 30, 1996 and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1996 and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                                         Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 20, 1996

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Net sales for the three-month period ended April 30, 1996 were $13,731,982 compared to $13,131,816 for the three-month period ended April 30, 1995, an increase of $600,166 or 4.6%. This increase was due to higher sales in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business. The backlog at April 30, 1996 was 21.3% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 10.0% higher for the three-month period ended April 30, 1996 than for the three-month period ended April 30, 1995. The length of time required to design, engineer, manufacture and ship product, especially in the Pollution Control and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

Net income for the three-month period ended April 30, 1996 was $1,421,437 compared to $1,100,959 for the three-month period ended April 30, 1995, an increase of $320,478 or 29.1%. The increase in net income is primarily related to increased sales of $600,166 for the three-month period ended April 30, 1996, combined with the improvement in the gross margin to 36.2%.

The gross margin for the three-month period ended April 30, 1996 was 36.2% compared to 34.2% for the same period last year. The improvement in the gross margin can be attributed to higher sales volume, product mix and production efficiencies in both business segments.

Selling expense increased $130,117 during the three-month period ended April 30, 1996 compared to the same period last year. This is due primarily to an increase in staffing levels to position our diversified businesses for future growth. Selling expense as a percentage of sales was 9.1%, compared to 8.6% for the three-month period ended April 30, 1995.

General and administrative expense was $1,503,515 for the three-month period ended April 30, 1996 compared to $1,645,585 for the same period last year. General and administrative expense as a percentage of sales declined to 10.9% for the three-month period ended April 30, 1996 from 12.5% for the same period last year.

Other income, net, primarily interest income was flat for the three-month period ended April 30, 1996 compared to the three-month period ended April 30, 1995.

The effective tax rate for the three-month period ended April 30, 1996 was 39.5% compared to 40.5% for the three-month period ended April 30, 1995. The change in the effective tax rate had virtually no effect on earnings per share.

Liquidity:

The Company's cash and cash equivalents was $5,867,323 on April 30, 1996 compared to $7,415,375 on January 31, 1996, a decrease of $1,548,052. This decrease is the net result of positive cashflow provided by operating activities of $1,275,134 and proceeds received from the exercise of stock options of $109,838, offset by the payment of the annual cash dividend amounting to $1,530,693, payments on long-term debt totalling $293,795, purchase of treasury stock amounting to $293,215 and investment in property and equipment amounting to $813,078. The Company's cash flows from operating activities are affected by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Accounts receivable (net) amounted to $10,119,181 on April 30, 1996 compared to $8,941,157 on January 31, 1996, which represents an increase of $1,178,024. The timing and size of shipments combined with retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $11,012,024 on April 30, 1996 compared to $10,302,844 on January 31, 1996, an increase of $709,180. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required.

Current liabilities amounted to $11,687,342 on April 30, 1996 compared to $10,250,506 on January 31, 1996, an increase of $1,436,836. Accounts payable and accrued expenses accounted for $1,612,080 of the increase offset by a reduction of $73,327 of current portion of long term debt and $101,917 of customer progress payments.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation.


Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 1996 amounted to $1,275,134 compared with $1,272,275 in the three-month period ended April 30, 1995, an increase of $2,859. This slight increase is attributable to higher sales activity in both business segments, the timing of the payment of current obligations, and advances from customers on projects in progress.

Cash flows used in investing activities during the three-month period ended April 30, 1996 amounted to $812,505 compared with $575,348 for the three-month period ended April 30, 1995. The Company's investing activities principally represent the acquisition of property, plant, and equipment in the combined operations.

Financing activities during the three-month period ended April 30, 1996 utilized $2,007,865 of available resources compared to $4,240 of cash provided for the three-month period ended April 30, 1995. This utilization of cash is the result of the payment of the annual cash dividend amounting to $1,530,693, reduction of long-term debt totalling $293,795 and the purchase of treasury stock totalling $293,215 offset by $109,838 provided by the exercise of stock options. During the prior year, the annual cash dividend was paid in the second quarter.

On February 26, 1996, the Board of Directors declared a $.33 per share annual cash dividend payable on April 26, 1996 to stockholders of record on April 12, 1996. The dividend paid on the Common Stock represented 31.3% of the prior fiscal year earnings.

Consistent with past practices, the Company will continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditures requirements through cash flows generated from operations.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K

    There were no reports on Form 8-K filed for the three-month period ended April 30, 1996.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             Met-Pro Corporation
                             -------------------------
                             (Registrant)


May 24, 1996                 /S/    William L. Kacin
                             -------------------------
                             William L. Kacin,
                             President,
                             Chief Executive Officer and Director


May 24, 1996                 /S/    William F. Moffitt
                             -------------------------
                             William F. Moffitt,
                             Vice President of Finance,
                             Secretary and Treasurer, Chief
                             Financial Officer, Chief Accounting Officer,
                             and Director