Form 10-Q
period 1996-07-31
MET PRO CORP
filed 1996-08-19
CIK 65201

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


For the quarter ended July 31, 1996            Commission file number 001-07763


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

      Registrant's telephone number, including area code: (215) 723-6751





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X     No
                                               --------     --------




         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,897,491 (as of July 31, 1996).





===============================================================================

                              MET-PRO CORPORATION



                                     INDEX


PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                     Condensed consolidated balance sheet as of
                            July 31, 1996 and January 31, 1996................................................  2
                     Condensed consolidated statement of operations for the three-month and six-month periods ended July 31, 1996 and July 31, 1995...........................  3
                     Condensed consolidated statement of cash flows for the six-month periods ended July 31, 1996 and July 31, 1995.....................................  4
                     Notes to condensed consolidated financial statements.....................................  5
                     Report on Review by Independent Accountants..............................................  6

         Item 2.   Management's discussion and analysis of financial condition and results of operations.........................................................  7


PART II - OTHER INFORMATION

         Item 6(b).      Reports on Form 8-K.................................................................. 9

SIGNATURES.................................................................................................... 9



                              MET-PRO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                  (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                             July 31,     January 31,
ASSETS                                                                         1996          1996
- -----------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                               $ 5,678,113   $ 7,415,375
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $223,000 and
       $195,000, respectively                                                11,549,755     8,941,157
    Notes receivable-ESOT                                                       400,000       400,000
    Inventories                                                              11,348,811    10,302,844
    Prepaid expenses, deposits and other current assets                         417,139       559,238
    Deferred income taxes                                                       649,947       649,947
- -----------------------------------------------------------------------------------------------------
          Total current assets                                               30,043,765    28,268,561

Property, plant and equipment, net                                           15,106,290    14,433,565
Cost in excess of net assets of businesses acquired, net                      3,680,953     3,725,118
Other assets                                                                    947,671     1,199,343
- -----------------------------------------------------------------------------------------------------
          Total assets                                                      $49,778,679   $47,626,587
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------

Current liabilities
    Current portion of long-term debt                                       $ 1,031,559   $ 1,178,177
    Accounts payable                                                          3,020,498     2,307,034
    Accrued salaries, wages and expenses                                      7,591,518     6,347,912
    Payroll and other taxes payable                                              11,785         5,974
    Customers' advances                                                         673,084       411,409
- -----------------------------------------------------------------------------------------------------
          Total current liabilities                                          12,328,444    10,250,506

Long-term debt                                                                1,251,589     1,692,962
Other non-current liabilities                                                   137,140       101,345
Deferred income taxes                                                           552,552       569,196
- -----------------------------------------------------------------------------------------------------
          Total liabilities                                                  14,269,725    12,614,009
- -----------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 10,000,000 shares authorized, 7,138,625 and 4,759,221 shares issued, respectively, of which 241,134 and
       121,531 shares, respectively, were reacquired and held in treasury       713,863       475,922
    Additional paid-in capital                                                7,397,662     7,442,810
    Retained earnings                                                        29,249,679    28,142,539
    Cumulative translation adjustment                                           229,053       209,333
    Treasury stock, at cost                                                  (2,081,303)   (1,258,026)
- -----------------------------------------------------------------------------------------------------
          Net stockholders' equity                                           35,508,954    35,012,578
- -----------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                        $49,778,679   $47,626,587
=====================================================================================================
See accompanying notes to condensed consolidated financial statements.


                              MET-PRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (unaudited)



                                                                 Six Months Ended                     Three Months Ended
                                                                      July 31,                                July 31,
                                                             1996               1995               1996               1995
- ---------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $28,491,576         $26,746,957        $14,759,594         $13,615,141

Cost of goods sold                                       18,515,559          17,654,872          9,758,897           9,011,505
- ---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                              9,976,017           9,092,085          5,000,697           4,603,636
- ---------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                               2,506,250           2,303,616          1,250,405           1,177,888

    General and administrative                            2,951,178           3,252,374          1,447,663           1,606,789
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          5,457,428           5,555,990          2,698,068           2,784,677
- ---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                    4,518,589           3,536,095          2,302,629           1,818,959

Other income, net                                           239,193             261,717            105,670             128,503
- ---------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                             4,757,782           3,797,812          2,408,299           1,947,462

Provision for taxes on income                             1,879,324           1,538,112            951,278             788,721
- ---------------------------------------------------------------------------------------------------------------------------------

Net income                                              $ 2,878,458         $ 2,259,700        $ 1,457,021         $ 1,158,741
=================================================================================================================================

Earnings per share, primary and fully diluted (1)       $       .41         $       .32        $       .21         $       .16

Cash dividend per share - declared (2)                  $       .33         $       .30        $        --         $        --

Cash dividend per share - paid (2)                      $       .33         $       .30        $        --         $       .30
=================================================================================================================================





(1) Based on weighted average number of common stock and common stock equivalents outstanding during each six-month period (adjusted for the 3-for-2 stock splits completed on July 8, 1996 and May 12, 1995, respectively). The weighted average number of common shares outstanding was 7,036,252 and 7,072,973 in the six-month periods ended July 31, 1996 and 1995, respectively, and 7,030,283 and 7,073,547 in the three-month periods ended July 31, 1996 and 1995, respectively. On June 5, 1996 the Company declared a 3-for-2 stock split payable July 8, 1996 to stockholders of record on June 17, 1996.

(2) The Company also declared a 3-for-2 stock split and a cash dividend of $.30 per share, both of which were paid on May 12, 1995 to stockholders of record on April 7, 1995. The cash dividend was paid on all outstanding shares, including those issued as a result of the stock split. The Company also declared a cash dividend of $.33 per share on February 26, 1996 payable on April 26, 1996 to shareholders of record on April 12, 1996.


See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (unaudited)

                                                                                   Six Months Ended
                                                                                        July 31,
                                                                             1996                   1995
- ----------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                               $  2,373,293           $  3,517,306
- ----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                             135,003                     --
    Acquisitions of property and equipment                              (  1,271,138)         (     868,009)
- ----------------------------------------------------------------------------------------------------------------
             Net cash (used in) investing activities                    (  1,136,135)         (     868,009)
- ----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                   (    587,992)         (     584,661)
    Exercise of stock options                                                109,838                299,990
    Payment of dividends                                                (  1,530,693)         (   1,411,308)
    Purchase of treasury shares                                         (    978,268)         (     354,371)
    Cash in lieu of fractional shares                                   (      2,685)                    --
- ----------------------------------------------------------------------------------------------------------------
       Net cash (used in) financing activities                          (  2,989,800)         (   2,050,350)
- ----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       15,380                 23,375
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (  1,737,262)               622,322

Cash and cash equivalents at February 1                                    7,415,375              6,648,380
- ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                     $ 5,678,113            $ 7,270,702
================================================================================================================





                      SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:

   Interest                                                              $    89,625            $   140,476
   Income taxes                                                          $ 2,005,722            $ 1,445,034
================================================================================================================







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



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1996 and the results of operations for the three-month and six-month periods ended July 31, 1996 and 1995 and the statement of cash flows for the six-month periods then ended. The results of operations for the three-month and six-month periods ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.



NOTE 3 - INVENTORIES

Inventories were comprised of the following:


                                               July 31,           January 31,
                                                 1996                 1996
                                            -----------           -----------

    Raw material                            $ 4,711,282           $ 4,277,065
    Work in progress                          2,262,115             2,053,626
    Finish goods                              4,375,414             3,972,153
                                            -----------           -----------
                                            $11,348,811           $10,302,844
                                           ============           ===========

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of July 31, 1996 and the related condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 1996 and 1995 and cash flows for the six-month periods ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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






                                                  Certified Public Accountants


Bala Cynwyd, Pennsylvania
August 12, 1996

                              MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Net sales for the six-month period ended July 31, 1996 were $28,491,576 compared to $26,746,957 for the six-month period ended July 31, 1995, an increase of $1,744,619 or 6.5%. This increase was due to higher sales in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business. The backlog at July 31, 1996 was 23.7% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 7.2% higher for the six-month period ended July 31, 1996 than for the six-month period ended July 31, 1995. The length of time required to design, engineer, manufacture and ship product, especially in the Pollution Control and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

Net income for the six-month period ended July 31, 1996 was $2,878,458 compared to $2,259,700 for the six-month period ended July 31, 1995, an increase of $618,758 or 27.4%. The increase in net income is primarily related to increased sales of $1,744,619 for the six-month period ended July 31, 1996, combined with the improvement in the gross margin to 35.0%.

The gross margin for the six-month period ended July 31, 1996 was 35.0% compared to 34.0% for the same period last year. The improvement in the gross margin can be attributed to better capacity utilization, product mix and production efficiencies in both business segments.

Selling expense increased $202,634 during the six-month period ended July 31, 1996 compared to the same period last year. This is due primarily to an increase in staffing levels to position our diversified businesses for future growth. Selling expense as a percentage of sales was 8.8%, compared to 8.6% for the six-month period ended July 31, 1995.

General and administrative expense was $2,951,178 for the six-month period ended July 31, 1996 compared to $3,252,374 for the same period last year, a decrease of $301,196. General and administrative expense as a percentage of sales declined to 10.4% for the six-month period ended July 31, 1996 from 12.2% for the same period last year. The decrease is due primarily to an insurance rebate and improved cost controls.

Other income, net, decreased $22,524 for the six-month period ended July 31, 1996 compared to the six-month period ended July 31, 1995, due to lower cash balances available for investment.

The effective tax rate for the six-month period ended July 31, 1996 was 39.5% compared to 40.5% for the six-month period ended July 31, 1995. The change in the effective tax rate had virtually no effect on earnings per share.

Liquidity:

The Company's cash and cash equivalents was $5,678,113 on July 31, 1996 compared to $7,415,375 on January 31, 1996, a decrease of $1,737,262. This decrease is the net result of positive cashflow provided by operating activities of $2,373,293, proceeds received from the exercise of stock options of $109,838, and proceeds received from the sale of property and equipment of $135,003, offset by the payment of the annual cash dividend amounting to $1,530,693, payments on long-term debt totalling $587,992, purchase of treasury stock amounting to $978,268 and investment in property and equipment amounting to $1,271,138. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

                              MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations
           continued...


Accounts receivable (net) amounted to $11,549,755 on July 31, 1996 compared to $8,941,157 on January 31, 1996, which represents an increase of $2,608,598. The timing and size of shipments combined with retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $11,348,811 on July 31, 1996 compared to $10,302,844 on January 31, 1996, an increase of $1,045,967. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required.

Current liabilities amounted to $12,328,444 on July 31, 1996 compared to $10,250,506 on January 31, 1996, an increase of $2,077,938. Accounts payable, customer progress payments and accrued expenses accounted for $2,224,556 of the increase, offset by a reduction of $146,618 of current portion of long term debt.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation.


Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 1996 amounted to $2,373,293 compared with $3,517,306 in the six-month period ended July 31, 1995, a decrease of $1,144,013. This decrease is attributable to higher sales activity in both business segments, the timing of the payment of current obligations, and advances from customers on projects in progress, offset by increased balances in accounts receivable and inventory.

Cash flows used in investing activities during the six-month period ended July 31, 1996 amounted to $1,136,135 compared with $868,009 for the six-month period ended July 31, 1995. The Company's investing activities principally represent the acquisition of property, plant, and equipment in the combined operations.

Financing activities during the six-month period ended July 31, 1996 utilized $2,989,800 of available resources compared to $2,050,350 of cash used for the six-month period ended July 31, 1995. This utilization of cash is the result of the payment of the annual cash dividend amounting to $1,530,693, reduction of long-term debt totalling $587,992, the purchase of treasury stock totalling $978,268 and cash in lieu of fractional shares amounting to $2,685 for a 3-for-2 stock split dated July 8, 1996, offset by $109,838 provided by the exercise of stock options.

On February 26, 1996, the Board of Directors declared a $.33 per share annual cash dividend payable on April 26, 1996 to stockholders of record on April 12, 1996. The dividend paid on the Common Stock represented 31.3% of the prior fiscal year earnings. The Board of Directors also declared a 3-for-2 stock split on June 5, 1996 which was payable July 8, 1996 to stockholders of record on June 17, 1996.

Consistent with past practices, the Company will continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditures requirements through cash flows generated from operations.

                              MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K
    There were no reports on Form 8-K filed for the six-month period ended July 31, 1996.








                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Met-Pro Corporation
                                  --------------------------------
                                  (Registrant)


August 20, 1996                   /S/    William L. Kacin
                                  --------------------------------
                                  William L. Kacin,
                                  President,
                                  Chief Executive Officer and Director


August 20, 1996                  /S/    William F. Moffitt
                                  --------------------------------
                                  William F. Moffitt,
                                  Vice President of Finance,
                                  Secretary and Treasurer, Chief
                                  Financial Officer, Chief Accounting Officer,
                                  and Director