Form 10-Q
period 1996-10-31
MET PRO CORP
filed 1996-12-05
CIK 65201

================================================================================

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


For the quarter ended October 31, 1996          Commission file number 001-07763


                               MET-PRO CORPORATION
             (Exact name of registrant as specified in its charter)



                     Delaware                            23-1683282
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)

          160 Cassell Road, Box 144
          Harleysville, Pennsylvania                        19438
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (215) 723-6751





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---



         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 7,085,411 (as of October 31, 1996).





================================================================================

                               MET-PRO CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

     Condensed consolidated balance sheet as of
              October 31, 1996 and January 31, 1996..........................  2
     Condensed consolidated statement of operations for the three-month and nine-month periods ended October 31, 1996 and 1995 ........  3
     Condensed consolidated statement of cash flows for the nine-month period ended October 31, 1996 and 1995.........................  4
     Notes to condensed consolidated financial statements ...................  5
     Report on Review by Independent Accountants.............................  7

  Item 2.   Management's discussion and analysis of financial condition and results of operations.....................................  8


PART II - OTHER INFORMATION

  Item 6(b).  Reports on Form 8-K............................................ 11

SIGNATURES................................................................... 11

                               MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                            October 31,                  January 31,
ASSETS                                                                         1996                          1996
-----------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                              $  8,171,613                 $  7,415,375
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $264,000 and
       $195,000, respectively                                                10,751,621                    8,941,157
    Notes receivable-ESOT                                                       400,000                      400,000
    Inventories                                                              12,271,219                   10,302,844
    Prepaid expenses, deposits and other current assets                         531,387                      559,238
    Deferred income taxes                                                       668,547                      649,947
-----------------------------------------------------------------------------------------------------------------------
          Total current assets                                               32,794,387                   28,268,561

Property, plant and equipment, net                                           15,481,086                   14,433,565
Costs in excess of net assets of businesses acquired, net                     7,542,494                    3,725,118
Other assets                                                                  1,582,505                    1,199,343
-----------------------------------------------------------------------------------------------------------------------
          Total assets                                                     $ 57,400,472                 $ 47,626,587
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                      $  1,658,304                 $  1,178,177
    Accounts payable                                                          2,509,844                    2,307,034
    Accrued salaries, wages and expenses                                      8,395,954                    6,347,912
    Payroll and other taxes payable                                              20,284                        5,974
    Customers' advances                                                         758,992                      411,409
-----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                          13,343,378                   10,250,506

Long-term debt                                                                4,082,215                    1,692,962
Other non-current liabilities                                                   166,378                      101,345
Deferred income taxes                                                           630,904                      569,196
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                  18,222,875                   12,614,009
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 10,000,000 shares authorized,
       7,138,625 and 4,759,221 shares issued, respectively, of
       which 53,214 and 121,531 shares, respectively, were
       reacquired and held in treasury                                          713,863                      475,922
    Additional paid-in capital                                                7,997,452                    7,442,810
    Retained earnings                                                        30,817,079                   28,142,539
    Cumulative translation adjustment                                           172,754                      209,333
    Treasury stock, at cost                                               (     523,551)               (  1,258,026)
-----------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                           39,177,597                   35,012,578
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                       $ 57,400,472                 $ 47,626,587
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)



                                                                 Nine Months Ended                     Three Months Ended
                                                                      October 31,                           October 31,
                                                             1996               1995               1996               1995
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $44,747,320       $40,836,917        $16,255,744        $14,089,960

Cost of goods sold                                       29,340,193        26,918,546         10,824,634          9,263,674
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                             15,407,127        13,918,371          5,431,110          4,826,286
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses
    Selling                                               3,751,998         3,500,128          1,245,748          1,196,512
    General and administrative                            5,025,147         4,879,692          2,073,969          1,627,318
---------------------------------------------------------------------------------------------------------------------------------
                                                          8,777,145         8,379,820          3,319,717          2,823,830
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                    6,629,982         5,538,551          2,111,393          2,002,456
Other income, net                                           718,545           390,918            479,352            129,201
---------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                             7,348,527         5,929,469          2,590,745          2,131,657
Provision for taxes on income                             2,902,667         2,401,438          1,023,343            863,326
---------------------------------------------------------------------------------------------------------------------------------

Net income                                              $ 4,445,860       $ 3,528,031        $ 1,567,402        $ 1,268,331
=================================================================================================================================

Earnings per share, primary and fully diluted (1)       $       .63       $       .50        $       .22        $       .18

Cash dividend per share - declared (2)                  $       .33       $       .30        $        --        $        --

Cash dividend per share - paid (2)                      $       .33       $       .30        $        --        $        --
=================================================================================================================================


(1) Based on weighted average number of common stock and common stock equivalents outstanding during each nine-month period (adjusted for the 3-for-2 stock splits completed on July 8, 1996 and May 12, 1995). The weighted average number of common shares outstanding was 7,068,753 and 7,058,370 in the nine-month periods ended October 31, 1996 and 1995, respectively, and 7,133,756 and 7,029,166 in the three-month periods ended October 31, 1996 and 1995, respectively. On June 5, 1996 the Company declared a 3-for-2 stock split payable July 8, 1996 to stockholders of record on June 17, 1996.

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

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                      Nine Months Ended
                                                                                          October 31,
                                                                             1996                       1995
---------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                               $ 5,259,664                  $ 4,570,266
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                          1,147,183                           --
    Acquisitions of property and equipment                              ( 1,526,928)                 ( 1,454,864)
    Payment for purchase of Strobic Air Corporation,
      net of cash acquired                                              ( 3,529,338)                          --
---------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                           ( 3,909,083)                 ( 1,454,864)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Proceeds from new borrowings                                          3,500,000                           --
    Reduction of debt                                                   ( 1,447,645)                 (   883,597)
    Exercise of stock options                                               235,838                      299,990
    Payment of dividends                                                ( 1,530,693)                 ( 1,411,308)
    Purchase of treasury shares                                         ( 1,346,747)                 (   589,748)
    Cash in lieu of fractional shares                                   (     2,685)                          --
---------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                           (   591,932)                 ( 2,584,663)
---------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (     2,411)                      15,866
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                   756,238                      546,605

Cash and cash equivalents at February 1                                   7,415,375                    6,648,380
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                 $ 8,171,613                  $ 7,194,985
=====================================================================================================================



                                          SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                             $   128,503                  $   203,893
   Income taxes                                                         $ 2,719,529                  $ 2,235,889
======================================================================================================================





See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include Met-Pro Corporation and its wholly-owned subsidiaries, Strobic Air Corporation, Mefiag B.V. and Mefiag of Puerto Rico, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - ACQUISITION OF BUSINESS

On September 12, 1996, the Company acquired the stock of Strobic Air Corporation, which was effective August 1, 1996, for 195,920 shares of common stock and $3,529,338 in cash. The condensed consolidated statement of operations for the three-month and nine-month periods ended October 31, 1996, therefore, includes the operations of Strobic Air Corporation for the periods since the acquisition.

On a pro-forma basis, results of operations for the nine-month period ended October 31, 1996 and 1995 would have been as follows, if the acquisition had been made as of February 1, 1995:



                                                     Nine Months Ended
                                                        October 31,
                                                 1996                 1995
--------------------------------------------------------------------------------

Net sales                                    $47,954,457          $44,694,019
Income before taxes on income                  7,599,951            6,176,118
Net income                                     4,564,341            3,655,181

Earnings per share                           $       .65          $       .52

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1996 and the results of operations for the three-month and nine-month periods ended October 31, 1996 and 1995 and the statement of cash flows for the nine-month periods then ended. The results of operations for the three-month and nine-month periods ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.


NOTE 4 - INVENTORIES

Inventories were comprised of the following:


                                                 October 31,       January 31,
                                                    1996              1996
                                                -------------     -------------

    Raw material                                 $ 5,094,205       $ 4,277,065
    Work in progress                               2,445,974         2,053,626
    Finished goods                                 4,731,040         3,972,153
                                                 -----------       -----------

                                                 $12,271,219       $10,302,844
                                                 ===========       ===========

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its Wholly-Owned Subsidiaries as of October 31, 1996 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 31, 1996 and 1995 and cash flows for the nine-month periods ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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







                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 25, 1996

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Net sales for the nine-month period ended October 31, 1996 were $44,747,320 compared to $40,836,917 for the nine-month period ended October 31, 1995, an increase of $3,910,403 or 9.6%. This increase was due to higher sales in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business and the impact of the Strobic Air Corporation acquisition which was effective August 1, 1996. The backlog at October 31, 1996 was 46.5% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 10.4% higher for the nine-month period ended October 31, 1996 than for the nine-month period ended October 31, 1995. The length of time required to design, engineer, manufacture and ship product, especially in the Pollution Control Systems and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

Net income for the nine-month period ended October 31, 1996 was $4,445,860 compared to $3,528,031 for the nine-month period ended October 31, 1995, an increase of $917,829 or 26.0%. The increase in net income is related to increased sales of $3,910,403 for the nine-month period ended October 31, 1996, the improvement in gross margin to 34.4% and the impact of the Strobic Air Corporation acquisition which was effective August 1, 1996.

The gross margin for the nine-month period ended October 31, 1996 was 34.4% compared to 34.1% for the same period last year. The improvement in the gross margin can be attributed to better capacity utilization, product mix and production efficiencies in both business segments.

Selling expense increased $251,870 during the nine-month period ended October 31, 1996 compared to the same period last year. This is due to increased staffing levels required to position our diversified businesses for future growth, plus the impact of the Strobic Air Corporation acquisition. Selling expense as a percentage of sales was 8.4% for the nine-month period ended October 31, 1996, compared to 8.6% for the nine-month period ended October 31, 1995.

General and administrative expense was $5,025,147 for the nine-month period ended October 31, 1996 compared to $4,879,692 for the same period last year, an increase of $145,455. General and administrative expense as a percentage of sales declined to 11.2% for the nine-month period ended October 31, 1996 from 11.9% for the same period last year. The increase is primarily related to the impact of the acquisition of Strobic Air Corporation, offset by insurance rebates and improved cost controls.

Other income, net, increased $327,627 for the nine-month period ended October 31, 1996 compared to the nine-month period ended October 31, 1995. The increase results principally from the gain on sale of idle properties.

The effective tax rate for the nine-month period ended October 31, 1996 was 39.5% compared to 40.5% for the nine-month period ended October 31, 1995. The change in the effective tax rate had virtually no effect on earnings per share.

Other Matters:

In May 1996, the Company sold an idle manufacturing facility in Forest City, North Carolina for $134,430 which was acquired with the acquisition of Duall Industries, Inc. on October 1, 1988. The Company also sold an idle piece of land in October 1996, in Indianapolis, Indiana, for $1,000,000. This property was originally acquired with the acquisition of Dean Pumps, Inc. on July 19, 1984.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


On October 4, 1996, the Company closed Mefiag of Puerto Rico, Inc. a wholly owned subsidiary, and relocated the manufacturing operations to the United States. The closure will reduce operating costs, reduce inventory and generate a more efficient and effective utilization of overall capacity. Mefiag of Puerto Rico, Inc. will be liquidated on January 31, 1997.

Liquidity:

The Company's cash and cash equivalents was $8,171,613 on October 31, 1996 compared to $7,415,375 on January 31, 1996, an increase of $756,238. This increase is the net result of positive cash flow provided by operating activities of $5,259,664, proceeds received from the exercise of stock options of $235,838, proceeds received from the sale of property and equipment of $1,147,183, and proceeds received from new borrowings of $3,500,000, offset by payment for the purchase of Strobic Air Corporation amounting to $3,529,338, payment of the annual cash dividend amounting to $1,530,693, payments on long-term debt totalling $1,447,645, purchase of treasury stock amounting to $1,346,747 and investment in property and equipment amounting to $1,526,928. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $10,751,621 on October 31, 1996 compared to $8,941,157 on January 31, 1996, which represents an increase of $1,810,464. The acquisition of Strobic Air Corporation accounted for approximately $1,095,000 of the increase, combined with the timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment.

Inventories were $12,271,219 on October 31, 1996 compared to $10,302,844 on January 31, 1996, an increase of $1,968,375. The acquisition of Strobic Air Corporation accounted for approximately $864,000 of the increase. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required.

Current liabilities amounted to $13,343,378 on October 31, 1996 compared to $10,250,506 on January 31, 1996, an increase of $3,092,872. Accounts payable, customer progress payments and accrued expenses accounted for $2,612,745 of the increase, combined with an increase in the current portion of long-term debt amounting to $480,127. The acquisition of Strobic Air Corporation accounted for approximately $837,000 of the increase in current liabilities.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 1996 amounted to $5,259,664 compared with $4,570,266 in the nine-month period ended October 31, 1995, an increase of $689,398. This increase is attributable to higher sales activity in both business segments, the timing of the payment of current obligations, advances from customers on projects in progress, and the acquisition of Strobic Air Corporation, offset by increased balances in accounts receivable and inventories.

Cash flows used in investing activities during the nine-month period ended October 31, 1996 amounted to $3,909,083 compared with $1,454,864 for the nine-month period ended October 31, 1995. This increase is due primarily to the acquisition of Strobic Air Corporation which was purchased using $3,529,338 of cash and the acquisition of property, plant and equipment amounting to $1,526,928, offset by proceeds from the sale of property and equipment amounting to $1,147,183.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Financing activities during the nine-month period ended October 31, 1996 utilized $591,932 of available resources compared to $2,584,663 of cash used for the nine-month period ended October 31, 1995. This utilization of cash is the result of the payment of the annual cash dividend amounting to $1,530,693, reduction of long-term debt totalling $1,447,645, the purchase of treasury stock totalling $1,346,747 and cash in lieu of fractional shares amounting to $2,685 for a 3-for-2 stock split dated July 8, 1996, offset by proceeds received from new borrowings amounting to $3,500,000 and $235,838 provided by the exercise of stock options.

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

In September 1996, the Company acquired the stock of Strobic Air Corporation for $3,529,338 and 195,920 shares of common stock. A portion of this acquisition was financed through $3,500,000 of bank loans. The balance was paid with internal funds. The bank loans are comprised of two notes, of $1,750,000 each, one with a floating interest rate and one with a fixed interest rate, both of which are payable in equal quarterly installments totalling $175,000 commencing December 31,1996.

Consistent with past practices, the Company will continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K
    There were no reports on Form 8-K filed for the nine-month period ended October 31, 1996.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Met-Pro Corporation
                                  --------------------------------------------
                                  (Registrant)


December 5, 1996                  /S/    William L. Kacin
                                  --------------------------------------------
                                  William L. Kacin,
                                  President,
                                  Chief Executive Officer and Director


December 5, 1996                  /S/    William F. Moffitt
                                  --------------------------------------------
                                  William F. Moffitt,
                                  Vice President of Finance,
                                  Secretary and Treasurer, Chief
                                  Financial Officer, Chief Accounting Officer,
                                  and Director