Form 10-Q/A
period 1996-10-31
MET PRO CORP
filed 1996-12-13
CIK 65201

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                               MET-PRO CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

    Condensed consolidated balance sheet as of
             October 31, 1996 and January 31, 1996..........................  2
    Condensed consolidated statement of operations for the three-month and nine-month periods ended October 31, 1996 and 1995 ........  3
    Condensed consolidated statement of cash flows for the nine-month periods ended October 31, 1996 and 1995........................  4
    Notes to condensed consolidated financial statements....................  5
    Report on Review by Independent Accountants.............................  7

 Item 2.   Management's discussion and analysis of financial condition and results of operations................................  8


PART II - OTHER INFORMATION

   Item 5.    Other information............................................. 12

   Item 6(b). Reports on Form 8-K........................................... 12

SIGNATURES.................................................................. 12

                               MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                            October 31,                  January 31,
ASSETS                                                                         1996                          1996
-----------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                           $  8,171,613                 $  7,415,375
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $264,000 and
       $195,000, respectively                                             10,751,621                    8,941,157
    Notes receivable-ESOT                                                    400,000                      400,000
    Inventories                                                           12,271,219                   10,302,844
    Prepaid expenses, deposits and other current assets                      531,387                      559,238
    Deferred income taxes                                                    668,547                      649,947
-----------------------------------------------------------------------------------------------------------------------
          Total current assets                                            32,794,387                   28,268,561

Property, plant and equipment, net                                        15,481,086                   14,433,565
Costs in excess of net assets of businesses acquired, net                  7,542,494                    3,725,118
Other assets                                                               1,582,505                    1,199,343
-----------------------------------------------------------------------------------------------------------------------
          Total assets                                                   $57,400,472                  $47,626,587
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
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 10,000,000 shares
       authorized, 7,138,625 and 4,759,221 shares issued,
       respectively, of which 53,214 and 121,531 shares,
       respectively, were reacquired and held in treasury                    713,863                      475,922
    Additional paid-in capital                                             7,997,452                    7,442,810
    Retained earnings                                                     30,817,079                   28,142,539
    Cumulative translation adjustment                                        172,754                      209,333
    Treasury stock, at cost                                            (     523,551)                (  1,258,026)
-----------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                        39,177,597                   35,012,578
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                     $57,400,472                  $47,626,587
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

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)


                                                                                         Nine Months Ended
                                                                                             October 31,
                                                                             1996                              1995
-----------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                               $ 5,259,664                  $  4,570,266
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                          1,147,183                            --
    Acquisitions of property and equipment                              ( 1,526,928)                 (  1,454,864)
    Payment for purchase of Strobic Air Corporation,
      net of cash acquired                                              ( 3,529,338)                           --
-----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                           ( 3,909,083)                 (  1,454,864)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Proceeds from new borrowings                                          3,500,000                            --
    Reduction of debt                                                   ( 1,447,645)                 (    883,597)
    Exercise of stock options                                               235,838                       299,990
    Payment of dividends                                                ( 1,530,693)                 (  1,411,308)
    Purchase of treasury shares                                         ( 1,346,747)                 (    589,748)
    Cash in lieu of fractional shares                                   (     2,685)                           --
-----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                           (   591,932)                 (  2,584,663)
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (     2,411)                       15,866
-----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                   756,238                       546,605

Cash and cash equivalents at February 1                                   7,415,375                     6,648,380
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                 $ 8,171,613                   $ 7,194,985
=======================================================================================================================




                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

   Interest                                                             $   128,503                  $   203,893
   Income taxes                                                         $ 2,719,529                  $ 2,235,889
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


NOTE 2 - ACQUISITION OF BUSINESS

On September 12, 1996, the Company, pursuant to an Agreement and Plan of Merger, acquired the common stock of Strobic Air Corporation, for 195,920 shares of common stock and $3,529,338 in cash. The acquisition was accounted for as a purchase. The Agreement and Plan of Merger provides that, notwithstanding the actual September 12, 1996 closing date, the closing was deemed to be effective as of July 31, 1996. The condensed consolidated statement of operations for the three-month and nine-month periods ended October 31, 1996, therefore, includes the operations of Strobic Air Corporation for the period since July 31, 1996.

On a pro-forma basis, results of operations for the nine-month periods ended October 31, 1996 and 1995 would have been as follows, if the acquisition had been made as of February 1, 1995:



                                                     Nine Months Ended
                                                        October 31,
                                                  1996               1995
------------------------------------------------------------------------------

Net sales                                     $47,954,457        $44,694,019
Income before taxes on income                   7,599,951          6,176,118
Net income                                      4,564,341          3,655,181

Earnings per share                            $       .65        $       .52





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

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - INVENTORIES

Inventories were comprised of the following:


                                         October 31,             January 31,
                                            1996                    1996
                                         -----------             -----------
    Raw material                         $ 5,094,205             $ 4,277,065
    Work in progress                       2,445,974               2,053,626
    Finished goods                         4,731,040               3,972,153
                                         -----------             -----------

                                         $12,271,219             $10,302,844
                                         ===========             ===========



NOTE 5 - LONG-TERM DEBT

Long-term debt incurred in September, 1996 in conjunction with the acquisition of Strobic Air Corporation was as follows:



                                                                  October 31,
                                                                     1996
                                                                  ----------
Note payable, bank, payable in equal quarterly installments
    of $87,500 plus interest at a fixed rate of 7.51%.            $1,750,000

Note payable, bank, payable in equal quarterly installments
    of $87,500 plus interest, charged at a rate which
    approximates the bank's money market loan rate, LIBOR
    rate, or the bank's certificate of deposit rate.
    The Company selects the applicable rate at predetermined
    intervals. The effective interest rate was 6.625% at
    October 31, 1996.                                             $1,750,000
                                                                  ----------
                                                                  $3,500,000
                                                                  ==========

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                 Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 25, 1996

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

    Nine-Months Ended October 31, 1996 vs Nine-Months Ended October 31, 1995.

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

Other income, net, increased $327,627 for the nine-month period ended October 31, 1996 compared to the nine-month period ended October 31, 1995. The increase results principally from the net gain on sale of idle properties.

The effective tax rate for the nine-month period ended October 31, 1996 was 39.5% compared to 40.5% for the nine-month period ended October 31, 1995. The change in the effective tax rate had virtually no effect on earnings per share.

    Three-Months Ended October 31, 1996 vs Three-Months Ended October 31, 1995.

Net sales for the three-month period ended October 31, 1996 were $16,255,744 compared to $14,089,960 for the three-month period ended October 31, 1995, an increase of $2,165,784 or 15.4%. This increase was attributable to higher sales in both business segments, combined with the acquisition of Strobic Air Corporation which was effective as of August 1, 1996. The backlog at October 31, 1996 was 50.1% higher compared to the backlog at October 31, 1995. The backlog at October 31, 1996, excluding the impact of the Strobic Air Corporation acquisition, increased 32.5% over the prior period.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Net income for the three-month period ended October 31, 1996 was $1,567,402 compared to $1,268,331 for the three-month period ended October 31, 1995, an increase of $299,071 or 23.6%. The increase is related to higher sales of $2,165,784, the impact of the Strobic Air Corporation acquisition and the net gain on the sale of an idle property located in Indianapolis, Indiana.

The gross margin for the three-month period ended October 31, 1996 was 33.4% compared 34.3% for the same period last year. The decrease in the gross margin can be attributed to costs recognized in conjunction with the closure and relocation of the Puerto Rico operations, and product mix, primarily in the Pollution Control Systems and Allied Equipment segment of the business.

Selling expenses increased $49,236 during the three-month period ended October 31, 1996 compared to the same period last year. As a percentage of net sales, selling expense decreased to 7.7% for the three-month period ended October 31, 1996 from 8.5% for the three-month period ended October 31, 1995.

General and administrative expense was $2,073,969 during the three-month period ended October 31, 1996 compared to $1,627,318 during the three-month period October 31, 1995, an increase of $446,651. A sign-on bonus of $350,000 was paid to a management representative under a three-year employment contract, as part of the Strobic Air Corporation acquisition. Excluding this transaction, general and administrative expense for the three-month period ended October 31, 1996 declined to 10.6% of net sales compared to 11.5% for the same period last year.

Other income, net, was $479,352 for the three-month period ended October 31, 1996 compared to $129,201 for the three-month period ended October 31, 1995, an increase of $350,151. The increase results principally from the net gain on the sale of an idle property.

The effective tax rate for the three-month period ended October 31, 1996 was 39.5% compared to 40.5% for the same period last year. The differential in the effective tax rate had virtually no effect on earnings per share.


Other Matters:

On November 19, 1996, the Company announced the initiation of a 100,000 share stock repurchase program. The stock repurchase program of 75,000 shares announced on April 11, 1996 has been completed. The stock repurchase programs were initiated, because in management's view, the current stock price does not reflect the true stock value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue this program at any time.

On October 4, 1996, the Company closed Mefiag of Puerto Rico, Inc., a wholly owned subsidiary, and relocated the manufacturing operations to the United States. The closure will reduce operating costs, reduce inventory and generate a more efficient and effective utilization of overall capacity. Mefiag of Puerto Rico, Inc. will be liquidated on January 31, 1997.

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

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION

Item 5. Other Information
    On October 11, 1996, the Company filed a Registration Statement on Form S-3 (File No. 333-13929) with the Securities and Exchange Commission covering an aggregate of 195,920 shares of Common Stock issued in connection with the Company's acquisition on September 12, 1996 of Strobic Air Corporation pursuant to an Agreement and Plan of Merger, the terms of which are set forth in such Registration Statement.

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





                               Met-Pro Corporation
                               --------------------------------------------
                               (Registrant)


December 13, 1996              /S/    William L. Kacin
                               --------------------------------------------
                               William L. Kacin,
                               President,
                               Chief Executive Officer and Director


December 13, 1996              /S/    William F. Moffitt
                               --------------------------------------------
                               William F. Moffitt,
                               Vice President of Finance,
                               Secretary and Treasurer, Chief
                               Financial Officer, Chief Accounting Officer,
                               and Director