Form 10-K
period 1997-01-31
MET PRO CORP
filed 1997-04-25
CIK 65201

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended: January 31, 1997         Commission file number 001-07763

                               MET-PRO CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        23-1683282
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     160 Cassell Road, P. O. Box 144
       Harleysville, Pennsylvania                                  19438
(Address of principle executive offices)                        (Zip Code)

       Registrant's telephone number, including area code:     (215)723-6751

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
          Title of each class                              which registered
          -------------------                              ----------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _________

     The number of shares outstanding of the Registrant's Common Stock was 7,095,673 as of April 11, 1997. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $88,695,913 as of April 11, 1997.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                                 FORM 10-K
                                                                Part Number
                                                                -----------
     Proxy Statement filed pursuant to Regulation 14A in
connection with Registrant's Annual Meeting of Stockholders
to be held on June 4, 1997..................................         III
===============================================================================

                                      INDEX

PART I
         Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
         Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
         Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
         Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .      8

PART II
         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . .       9
         Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations     10
         Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .     13
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      29

PART III
         Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . .     29
         Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30
         Item 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . .     30
         Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . .     30

PART IV
         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . .     31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

                                     PART I


Item 1.  Business:

General:

         Met-Pro Corporation (the "Company") was incorporated in the State of Delaware on March 30, 1960. The Company was taken public on April 6, 1967 and has been traded on the American Stock Exchange since July 25, 1978. The Company's principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and its telephone number at that location is (215) 723-6751. Except where otherwise indicated by the context used herein, references to the "Company" means Met-Pro Corporation and its wholly owned subsidiaries.

         The Company manufactures and sells pollution control and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

         On February 26, 1996, the Board of Directors declared a $.22 per share annual cash dividend (value after the 3-for-2 stock split of July 8, 1996) payable on April 26, 1996 to stockholders of record as of April 12, 1996.

         On April 11, 1996, the Company adopted a program to repurchase 75,000 shares of its Common Stock during the next twelve months at prevailing prices and in accordance with applicable rules in open market transactions. The repurchase program was completed in October, 1996.

         On June 5, 1996, the Company declared a 3-for-2 stock split payable on July 8, 1996 to shareholders of record at the close of business on June 17, 1996.

         On September 12, 1996, the Company, pursuant to an Agreement and Plan of Merger, acquired the Common Stock of Strobic Air Corporation ("Strobic Air"), a company involved in the air movement industry, effective as of July 31, 1996, in a transaction accounted for as a purchase for approximately $5,000,000. The acquisition was accomplished by issuing Common Stock from the treasury valued at $2,400,020 (195,920 shares), a cash payment of $2,150,000, a promissory note payable for $250,000, plus acquisition costs. The Company financed $3,500,000 with unsecured bank loans, paying the balance with internal funds.

         On October 4, 1996, the Company ceased the manufacturing and assembly operations of Mefiag of Puerto Rico, Inc., a wholly owned subsidiary, located in Las Piedras, Puerto Rico, which was acquired on June 30, 1993, as part of a major acquisition. The economic justification for maintaining the subsidiary no longer proved evident due to changes in the federal tax laws and the expiration of certain local tax holidays. The manufacturing operation previously conducted by the subsidiary was consolidated into locations of the Company in Pennsylvania and New York to maximize capacity and improve economies of scale.

         On October 11, 1996, the Company adopted a program to repurchase 100,000 shares of its Common Stock during the next twelve months at prevailing prices and in accordance with applicable rules in open market transactions during the next twelve months. There were 46,600 shares repurchased under the program as of January 31, 1997.

         There were no other material changes in the nature of the business conducted by the Company during the fiscal year ended January 31, 1997.


Products, Services and Markets:

         The Stiles-Kem Division located in Waukegan, Illinois, is a leading manufacturer of specialty chemicals for the control of lead and copper leaching, scale, and the discoloration of drinking water caused by the presence of iron and manganese in the source water. Stiles-Kem Division's products for drinking water treatment are food grade and are certified to meet existing state, federal and ANSI/NSF standards for health effects in drinking water. The products are manufactured in the Division's plant in Waukegan, Illinois and are distributed through a network of dealers and distributors located in the United States, Mexico and Canada.

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

         Mefiag(R), operating through its wholly owned subsidiary, Mefiag B. V., located in Heerenveen, Holland, and the Mefiag Division, located in Harleysville, Pennsylvania, designs and manufactures filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications in the plating and metal finishing industries and elsewhere. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, the United States, South America and other major markets.

         The Systems Division, located in West Chester, Pennsylvania, designs, manufactures and installs major air and water pollution control systems. Systems Division's air pollution control capabilities include; carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. These products also have a variety of applications in the painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also manufactures a full range of catalytic converters for stationary engines and cogeneration plants to greatly reduce smog producing and toxic gases, such as NOx, CO and residual hydrocarbons, which are emitted from these sources.

         The Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air pollution control equipment. The Division's major products include odor control systems, fume and emergency gas scrubbers, stripping towers and exhaust fans and plating and process tanks. All equipment is fabricated from corrosion resistant materials. Services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, pharmaceutical, battery manufacturing and groundwater remediation markets. Over ninety factory trained manufacturer's representatives sell Duall's systems to industrial and municipal clients.

         The Keystone Filter Division, located in Hatfield, Pennsylvania, is an established custom pleater and cartridge manufacturer in the United States. The Division provides custom designed and engineered products which are currently used in such diverse applications as the nuclear power industry, as components in medical equipment and in indoor air quality equipment. Keystone Filter also provides standard filters for water purification and industrial applications. Sales and customer service are provided through a non-exclusive distributor network.

         The Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches and a wide range of waste liquids. Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Sales, engineering, and customer service are provided through a worldwide distributor network.

         The Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality pumps that handle a broad range of industrial applications. Users such as the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries choose Dean Pump products particularly for their high temperature applications. The Division's manufacturing facility in Indianapolis, Indiana produces pumps which are sold through an extensive network of distributors.

         Strobic Air, located in Bensalem, Pennsylvania, designs, manufactures and holds patents on specialty blowers and industrial fans for industrial applications including laboratories, hospitals, semi-conductor manufacturing clean rooms, pharmaceutical manufacturing and chemical and petrochemical plants. Sales, engineering and customer service are provided through a distributor network.

         The Company markets its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company's products are sold worldwide primarily in industrial markets.

         The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

                                          Percentage of Net Sales
                                       Fiscal Year Ended January 31,
                                  1997              1996             1995
                                 -----------------------------------------

         United States            87.6%            87.6%             88.4%
         Foreign                  12.4%            12.4%             11.6%
                                 -----------------------------------------

         Net Sales               100.0%           100.0%            100.0%
                                 -----------------------------------------

Customers:

         Over the past three years, no single customer accounted for 10% or more of the total net sales of the Company in any year.


Competition:

         The Company experiences competition from a variety of sources with respect to virtually all of its products. The Company knows of no single entity that competes with it across the full range of its products and systems. The lines of business in which the Company is engaged are highly competitive. Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, product warranties, service and distribution.

         With respect to the Fluid Handling Equipment segment, specifically the pump manufacturing operations, several companies, including Ingersoll Dresser Pumps Corp., Goulds Pumps, Inc., and The Duriron Company, dominate the industry with several smaller companies competing in selected product lines and niche markets.

         With respect to the Pollution Control Systems and Allied Equipment segment, there are numerous competitors of both comparable and larger size which may have greater resources than the Company, but there are no companies that dominate the market.

         The Company is unable to state with certainty its relative market position in all aspects of its business.


Research and Development:

          The Company engages in research and development on an operational basis. The research and development effort is not centralized due to the wide range of products. Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

         The principal goals of the Company's research programs are maintaining the Company as a technological leader in the production of pollution control and allied equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

         Research and development expenses were $0.7 million in 1997, $0.6 million in 1996 and $0.5 million in 1995.


Patents and Trademarks:

          The Company maintains a small number of patents and trademarks. The Company considers these items important to the business, although it considers no individual item material to its business.


Regulatory Matters:

         The Company is subject to environmental laws and regulations concerning air emissions, discharges to water processing facilities, and the generation, handling, storage and disposal of waste materials in all operations. All of the Company's production and manufacturing facilities are controlled under permits issued by federal, state and local regulatory agencies. The Company believes it is presently in substantial compliance with these laws and regulations. Compliance with federal, state and local provisions relating to protection of the environment has had no material effect upon capital expenditures, earnings or the competitive position of the Company.


Backlog:

         Generally, the Company's customers are not subject to long-term contracts, but to purchase orders accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders considered to be firm totalled $6,017,795 and $6,302,625 as of January 31, 1997 and 1996, respectively.

Raw Materials:

         The Company procures its raw materials and supplies from various sources. The Company believes it could secure substitutes for the raw materials and supplies should they become unavailable, but there are no assurances that the substitutes would perform as well or be priced competitively. The Company has not experienced difficulty in securing raw materials and supplies and does not anticipate any difficulty in procurement in the coming year or foreseeable future.


Employees:

         The Company employs approximately 396 persons, of whom 207 are involved in manufacturing, and 189 are engaged in administration, sales, engineering, supervision and clerical work. The Company has negotiated to terminate a collective bargaining contract involving the Systems Division's operation in Harleysville, Pennsylvania. The Systems Division's manufacturing activities were outsourced as of January 2, 1997. The Company has had no work stoppages during the past 14 years and considers its employee relations to be good.


Foreign Operations:

         Most of the Company's operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, Holland through its wholly owned subsidiary, Mefiag B.V.

         Large export sales are made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that currency fluctuation, and political and economic instability do not constitute substantial risks to the business.

Item 2.  Properties:

         The Company owns and operates twelve manufacturing and production facilities as described below:


     Division                                 Structure                               Property/Location                  Status

Executive Offices,                  73,000 square feet, cement                    17 acres in Harleysville,               Owned
International Division,             building, with finestone facing,              Pennsylvania
and Mefiag Division                 built 1976

Sethco Division                     30,000 square feet, cement                    4 acres in Hauppauge,                   Owned
                                    block with brick facing,                      Long Island, New York
                                    built 1982

Fybroc Division                     47,500 square feet, cement                    8 acres in Telford,                     Owned
                                    building with brick facing,                   Pennsylvania
                                    built 1991

Keystone Filter Division            31,000 square feet, cement                    2.3 acres in Hatfield,                  Owned
                                    block, built 1978                             Pennsylvania

Systems Division and                15,000 square feet, cement                    2 acres in West Chester,                Owned
Catalytic Department                block, brick and composition                  Pennsylvania
                                    facing, built 1984

Dean Pump Division                  66,000 square feet, metal                     17.1 acres in                           Owned
                                    building                                      Indianapolis, Indiana

Duall Division                      63,000 square feet, metal                     7 acres in Owosso,                      Owned
                                    and masonry building;                         Michigan
                                    7,000 square feet, metal                      5.61 acres in Owosso,                   Leased
                                    and masonry building                          Michigan

Stiles-Kem Division                 20,000 square feet, cement                    2.55 acres in                           Owned
                                    block building, built 1996                    Waukegan, Illinois


Subsidiaries

Mefiag B.V.                         17,200 square feet, metal                     1.1 acres in                            Owned
                                    and masonry building                          Heerenveen, Holland

Strobic Air Corporation             20,000 square feet, metal                     2.3 acres in                            Owned
                                    and masonry building;                         Bensalem, Pennsylvania
                                    16,000 square feet, metal                     2.0 acres in                            Leased
                                    and masonry building                          Bensalem, Pennsylvania


         The Company also owns 1.42 acres in Las Piedras, Puerto Rico on which there is a 10,000 square foot masonry and metal building which formerly housed the Mefiag of Puerto Rico, Inc. operation. This facility is held for sale.

         During the fiscal year ended January 31, 1997, the Company sold idle land located in Indianapolis, Indiana on which it formerly maintained a foundry operation for the Dean Pump Division. The Company also sold a 20,000 square foot, metal building located on 3.5 acres in Forest City, North Carolina which formerly housed the Duall Division's manufacturing operations which were consolidated into existing facilities in Owosso, Michigan in 1990. In addition, the Duall Division also sold a 34,166 square foot, metal building located on
5.61 acres in Owosso, Michigan which had previously housed its fiberglass overlay operations. The Duall Division has leased a part of that facility until April 30, 1997 to allow for an orderly transfer of operations.

         The Company believes that the current manufacturing facilities are adequate for near term operations. The Company does not intend to renew Strobic Air's lease of a 16,000 square foot building, as the operations are expected to be transferred to an existing facility.


Item 3.  Legal Proceedings:

         Subsequent to January 31, 1997, the Company was served with a Complaint filed against the Company and several other corporations and individuals in the United States District Court for the Eastern District of Pennsylvania. The plaintiff, F. P. Woll, Inc., is the present owner of land and building ("Site") in Lansdale, Pennsylvania which was occupied by the Company and its predecessor for approximately 20 years prior to 1976. The other defendants identified in the Complaint are entities which owned or occupied the Site or neighboring properties at various times, or which insured entities that owned or occupied the Site. The Complaint alleges that the plaintiff has been ordered by the Pennsylvania Department of Environmental Protection to take remedial action with respect to petroleum contamination allegedly detected on the Site. The Complaint seeks declaratory relief and monetary damages under federal and state statutes and the common law to recover from the defendants all or some portion of the expenses which the plaintiff has incurred or may incur in connection with the condition of the Site. The Company intends to defend against the Complaint vigorously. The Company has not yet answered the Complaint and intends to move to dismiss the Complaint, which motion will be consolidated with similar motions filed by other defendants. Because this case is in its preliminary stages and because no discovery has been taken, it is not possible to assess the strength of the plaintiff's claims or the nature of the Company's defense.

         There are no other material pending legal proceedings to which the Company or any of its wholly owned subsidiaries is a party as of the date of this Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters:

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "MPR". The high and low selling prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the American Stock Exchange, are shown below. The price of Common Stock and annual cash dividend have been adjusted to reflect the 3-for-2 stock splits occurring on July 8, 1996 and May 12, 1995, respectively.

                                                                                 Quarter ended
Year ended January 31, 1997                      April                    July                    October                  January
-----------------------------------------------------------------------------------------------------------------------------------

Price range of common stock:
   High                                         $11.50                   $13.92                    $13.38                   $14.25
   Low                                            9.75                    11.33                     11.88                    12.88
   Cash dividend paid                              .22                        -                         -                        -

Year ended January 31, 1996                      April                    July                    October                  January
-----------------------------------------------------------------------------------------------------------------------------------

Price range of common stock:
   High                                          $8.59                    $9.42                     $9.75                   $10.09
   Low                                            7.67                     8.33                      9.00                     8.42
   Cash dividend paid                              .20                        -                         -                        -


         There were 738 registered stockholders at January 31, 1997, and the Company estimates that there are approximately 500 additional stockholders with stock held in street name.

         The Company has paid either a cash or stock dividend for twenty-one consecutive years.


Item 6.  Selected Financial Data:

                                                                             Years ended January 31,
                                                1997               1996               1995               1994              1993
-----------------------------------------------------------------------------------------------------------------------------------

Selected Operating Statement Data
Net sales                                     $60,853,278       $54,067,320        $50,005,577        $41,199,444       $38,318,138
Income from operations                          9,157,131         7,663,957          6,281,437          3,952,510         3,004,211
Net income                                      6,096,002         4,893,885          3,830,042          2,517,155         1,975,012
Earnings per share                                    .86               .69                .54                .35               .28

Selected Balance Sheet Data
Current assets                                $32,088,546       $28,268,561        $26,595,928        $21,987,515       $21,268,454
Current liabilities                            11,374,115        10,250,506          9,506,301          7,177,206         5,876,660
Working capital                                20,714,431        18,018,055         17,089,627         14,810,309        15,391,794
Current ratio                                         2.8               2.8                2.8                3.1               3.6
Total assets                                   56,079,391        47,626,587         45,168,544         40,917,481        35,551,151
Long-term obligations                           3,683,419         1,692,962          2,877,386          4,048,119         1,890,400
Total stockholders' equity                     40,352,926        35,012,578         32,084,010         29,187,306        27,574,624
Total capitalization                           44,036,345        36,705,540         34,961,396         33,235,425        29,465,024
Return on average total assets, %                    11.8              10.5                8.9                6.6               5.6
Return on average stockholders' equity, %            16.2              14.6               12.5                8.9               7.3

Other Financial Data
Capital expenditures                           $1,811,833        $2,436,419         $1,098,893         $2,415,385        $1,236,115
Stockholders' equity per share                       5.73              5.03               4.61               4.15              3.92
Cash dividends paid per share                         .22               .20                .11                .11               .11
Average common shares, fully diluted            7,096,214         7,051,527          7,063,920          7,079,057         7,065,467
Shares of common stock outstanding              7,043,436         6,956,535          6,964,403          7,034,108         7,039,283

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


General:

         The Company acquired Strobic Air, effective as of July 31, 1996. The acquisition was accounted for as a purchase transaction. Accordingly, the consolidated financial data for the year ended January 31, 1997 incorporates Strobic Air's operations for a six-month period.


Results of Operations:

         The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

                                                                              Years ended January 31,
                                                1997                                  1996                                 1995
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                        100.0%                               100.0%                               100.0%
Cost of goods sold                                66.0%                                65.9%                                66.9%
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                      34.0%                                34.1%                                33.1%
Selling, general and administrative expense       19.0%                                19.9%                                20.5%
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations                            15.0%                                14.2%                                12.6%

Other income                                       1.5%                                 1.0%                                 0.4%
-----------------------------------------------------------------------------------------------------------------------------------

Income before taxes                               16.5%                                15.2%                                13.0%

Provision for taxes                                6.5%                                 6.2%                                 5.3%
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                        10.0%                                 9.0%                                 7.7%
-----------------------------------------------------------------------------------------------------------------------------------


         FYE 1997 vs FYE 1996:

         Net sales for the year ended January 31, 1997 were $60.9 million, a new record, exceeding net sales for the year ended January 31, 1996 by $6.8 million, an increase of 12.6%. This is the fourth consecutive year that net sales have achieved a new record. Sales in the Pollution Control Systems and Allied Equipment segment were $3.5 million or 12.4% higher than the prior fiscal year due to the acquisition of Strobic Air Corporation ("Strobic Air"), effective as of July 31, 1996, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $3.3 million or 12.7% higher compared to the prior year due primarily to increased demand for our specialty pump equipment.

         Foreign sales increased to $7.5 million for the fiscal year ended January 31, 1997 which is a 12.7% increase over the prior year. This increase was due to higher sales in the Middle East region, Pacific Rim and the European Common Market. Foreign sales increased 16.5% in the Fluid Handling segment versus the prior fiscal year, while the Pollution Control Systems and Allied Equipment segment were flat versus the prior fiscal year due to the timing of fume and odor control orders.

         Net income of $6.1 million for the fiscal year ended January 31, 1997 was $1.2 million or 24.6% above the earnings level of the prior year. This is the fourth consecutive year of increased earnings.

         The gross margin was 34.0% for the fiscal year ended January 31, 1997, equal to the prior year. The consistent gross margin is related to higher sales volume and product mix in both business segments, and includes $0.3 million of costs associated with the relocation of the Puerto Rico operations and the out-sourcing of the Systems Division's manufacturing operations.

         Selling expense increased approximately $0.4 million or 8.1% over the prior fiscal year. The Strobic Air acquisition accounted for $0.1 million of the increase, combined with increased staffing and marketing efforts in existing operations to position the Company for future growth. Selling expense as a percentage of net sales was 8.0% for the fiscal year ended January 31, 1997, virtually equal to the prior fiscal year.

         General and administrative expense was $6.7 million for the fiscal year ended January 31, 1997 compared to $6.3 million in the prior fiscal year. The $0.4 million increase can be attributed entirely to the acquisition of Strobic Air. General and administrative expense as a percentage of net sales was 11.0% for the fiscal year ended January 31, 1997 compared to 11.6% for the prior fiscal year.

         Other income of $0.9 million for the fiscal year ended January 31, 1997 consisted primarily of interest income earned on short-term investments and a $0.4 million net gain on the disposal of certain properties. Other income of $0.6 million at January 31, 1996 consisted primarily of interest income on short-term investments.

         The effective tax rate for the fiscal year ended January 31, 1997 was 39.5% compared to 40.5% for the prior year. Earnings per share for the fiscal year ended January 31, 1997 increased approximately $.01 as a result of the decline in the effective tax rate compared to the prior year.


         FYE 1996 vs FYE 1995:

         Net sales for the year ended January 31, 1996 were $54.1 million, a new record, exceeding net sales for the year ended January 31, 1995 by 8.1%. Sales in the Pollution Control Systems and Allied Equipment segment were $28.1 million, an increase of 8.9% over the prior fiscal year. The increase was primarily attributable to continued demand for our Aquadene(TM) products manufactured to prevent lead and copper leaching into drinking water, combined with improved results in the fume and odor control product lines. Sales in the Fluid Handling Equipment segment of the business totalled $26.0 million or 7.3% higher than the prior fiscal year, as a result of the continuing demand for our specialty pump equipment and related products.

         Foreign sales increased to $6.7 million for the year ended January 31, 1996 which is a 14.9% increase over the prior fiscal year. The increase can be attributed to expanded sales efforts in both the Pacific Rim region and the European Common Market. Foreign sales increased 32.9% in the Pollution Control Systems and Allied Equipment segment, and 11.7% in the Fluid Handling Equipment segment versus the prior year.

         Net income of $4.9 million for the fiscal year ended January 31, 1996 was $1.1 million or 27.8% above the record earnings for the prior year. This was the second consecutive year of record earnings.

         The gross margin for the fiscal year ended January 31, 1996 increased to 34.1% versus 33.1% for the prior fiscal year. This was the fourth consecutive year that the gross margin has increased. The improvement was due to a combination of factors, including higher sales volume, product mix, and production efficiencies.

         Selling expense increased approximately $0.5 million or 11.2% over the prior year due to the expansion of the sales force in both market segments which was required to position our diversified businesses for future growth. Selling expense as a percentage of net sales was 8.3% for the fiscal year ended January 31, 1996, virtually flat compared to the prior year.

         General and administrative expense was $6.3 million or 11.6% as a percentage of net sales for the fiscal year ended January 31, 1996. This represented a 1.0% decline in general and administrative expense as a percentage of net sales compared to the prior year.

         Other income of $0.6 million for the fiscal year ended January 31, 1996 consisted primarily of interest earned on short-term investments.

         The effective tax rate for the year ended January 31, 1996 was 40.5% compare to 41.0% for the prior year. Earnings per share for the fiscal year ended January 31, 1996 increased by $.01, as a result of the decline in the effective tax rate compared to the prior year.


Liquidity:

         The cash and short-term investment position was $9.1 million on January 31, 1997, an increase of $1.7 million over the previous year. The improvement is the result of cash flows generated from operations combined with the decision to finance the Strobic Air acquisition.

         Accounts receivable were $10.6 million at January 31, 1997, an increase of $1.6 million compared to the prior year. Strobic Air accounted for $1.2 million of the increase in accounts receivable. The size of orders, the timing of shipments to meet customer requirements and retainage on contracts, combined with increased sales volume, especially in the Pollution Control and Allied Equipment segment, will influence accounts receivable balances at any point in time.

         Inventories totalled $10.6 million at January 31, 1997, an increase of $0.3 million compared to the prior year. Strobic Air's inventory of $0.8 million was offset by lower inventory levels in existing operations. Inventory balances will fluctuate depending upon the size and timing of orders and market demand especially when major systems and contracts are involved.

         Current liabilities increased from $10.3 million at January 31, 1996 to $11.4 million at January 31, 1997 or $1.1 million. Strobic Air's operations accounted for $0.8 million of the increase, while debt financing associated with the acquisition amounted to $0.4 million.

         The Company has consistently maintained a high current ratio and has not utilized lines of credit totalling $5.0 million which are available for working capital purposes. The current ratio was 2.8 at both January 31, 1997 and January 31, 1996.


Capital Resources and Requirements:

         Cash flows provided by operating activities during the fiscal year ended January 31, 1997 amounted to $7.2 million compared to $6.3 million during the prior fiscal year. The increase of $0.9 million can be attributed to the higher sales activity.

         Investing activities during the fiscal year ended January 31, 1997 amounted to $3.8 million compared to $2.4 million during the fiscal year ended January 31, 1996. The Company completed the construction of a 22,000 square foot facility for the Stiles-Kem Division. The total investment in the facility, constructed over two years, is $2.0 million. The Company invested $0.3 million in capital equipment and tooling at the Keystone Filter Division to increase the range of products manufactured and to develop a new product line. Machinery and equipment totalling $0.4 million was purchased for the Dean Pump Division to expand capacity and improve efficiency. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets in which we serve.

         The Company acquired the Common Stock of Strobic Air on September 12, 1996, pursuant to an Agreement and Plan of Merger, effective as of July 31, 1996 for approximately $5.0 million. The acquisition was accounted for as a purchase transaction. As part of the transaction, the Company entered into a non-compete agreement having a four-year term and a three-year employment agreement with the former President of Strobic Air.

         Financing activities during the fiscal year ended January 31, 1997 utilized $1.7 million of available resources compared to $3.1 million during the prior fiscal year.

         The Strobic Air acquisition was financed through unsecured bank loans consisting of two separate $1.75 million notes, payable with fixed and floating interest rates. The Company also disposed of certain idle properties in Indiana, Michigan and North Carolina, generating net proceeds of approximately $1.5 million and a net gain of $0.4 million.

         The Company paid $1.9 million of scheduled long-term debt during the current fiscal year. The long-term debt to equity ratio at January 31, 1997 was 9.1% compared to 4.8% at January 31, 1996.

         A total of 48,088 stock options were exercised during the year ended January 31, 1997 which provided cash proceeds of approximately $0.3 million.

         The Company continued to repurchase shares outstanding on the open market at prevailing prices under the stock buyback program announced on June 7, 1995. The Board of Directors also authorized two separate buyback programs totalling 175,000 shares during the fiscal year ended January 31, 1997. The Company repurchased 156,900 shares at a cost of approximately $2.0 million under the combined programs during the year ended January 31, 1997.

         The Board of Directors also declared a cash dividend of $.22 (adjusted for stock split) per share which was paid on April 26, 1996. This represented a 10% increase in the dividend payout rate, amounting to $1.5 million or 31.3% of prior year earnings.

         On June 5, 1996, the Board of Directors announced a 3-for-2 stock split which was paid to shareholders of record on July 8, 1996. This resulted in an increase of approximately 2.4 million shares outstanding, and is the second consecutive year that a 3-for-2 stock split was executed.

         During the fiscal year ended January 31, 1997, the Company expended approximately $0.7 on research and development compared to $0.6 million during the prior fiscal year as part of our commitment to the future.

         The Company will continue to invest in new product development to maintain and enhance our market position as leaders in the markets in which we participate. Capital expenditures will be made to support operations and expand our capacity to meet market demands. The Company intends to finance capital expenditures in the coming year through cash flows from operations and will secure third party financing, when deemed appropriate.

Certain Trends and Uncertainties:

         As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements". This would include information concerning possible or assumed future activities, plans, results or operations of the Company and those preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom products to customers, and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.


Item 8.  Financial Statements and Supplementary Data:

      Index to Consolidated Financial Statements and Supplementary Data:

                                                                                                                               Page
         Consolidated Financial Statements:
                     Independent  Auditor's  Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14
                     Consolidated  Balance  Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15
                     Consolidated  Statement  of  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .              16
                     Statement of Consolidated  Stockholder's  Equity . . . . . . . . . . . . . . . . . . . . . . .              16
                     Consolidated  Statement  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . . . . . .              17
                     Consolidated  Business  Segment Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18
                     Notes to  Consolidated  Financial  Statements  . . . . . . . . . . . . . . . . . . . . . . . .              19

         Supplementary Data:
                     Quarterly  Financial  Data  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              29

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

                                                    /s/ Margolis & Company P.C.
                                                    ----------------------------
                                                    Certified Public Accountants

Bala Cynwyd, Pennsylvania
February 28, 1997

                               MET-PRO CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                                              January 31,
ASSETS                                                                                                     1997           1996
----------------------------------------------------------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents - Note 3                                                                    $9,070,976     $7,415,375
   Accounts receivable, net of allowance for
     doubtful accounts of approximately $233,000
     and $195,000, respectively                                                                          10,570,528      8,941,157
   Notes receivable, ESOT - Note 4                                                                          400,000        400,000
   Inventories - Note 5                                                                                  10,597,813     10,302,844
   Prepaid expenses, deposits and other current assets                                                      571,226        559,238
   Deferred income taxes - Note 8                                                                           878,003        649,947
----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                            32,088,546     28,268,561

Property, plant and equipment, net -
   Notes 6 and 7                                                                                         14,346,995     14,433,565
Costs in excess of net assets of businesses acquired, net                                                 7,502,470      3,725,118
Other assets                                                                                              2,141,380      1,199,343
----------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                                   $56,079,391    $47,626,587
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities
   Current portion of long-term debt - Note 7                                                            $1,585,087     $1,178,177
   Accounts payable                                                                                       2,996,065      2,307,034
   Accrued salaries, wages and expenses - Note 10                                                         6,424,709      6,347,912
   Payroll and other taxes payable                                                                           19,685          5,974
   Customers' advances                                                                                      348,569        411,409
----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                       11,374,115     10,250,506

Long-term debt - Note 7                                                                                   3,683,419      1,692,962
Other non-current liabilities                                                                               172,941        101,345
Deferred income taxes - Note 8                                                                              495,990        569,196
----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                               15,726,465     12,614,009
----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies - Notes 9, 10 and 14

Stockholders' equity - Note 10
   Common stock, $.10 par value; 10,000,000 shares
     authorized, 7,138,625 and 4,759,221 shares issued,
     respectively, of which 95,189 and 121,531 shares were
     reacquired and held in treasury at the respective dates                                                713,862        475,922
   Additional paid-in capital                                                                             8,260,289      7,442,810
   Retained earnings                                                                                     32,467,223     28,142,539
   Cumulative translation adjustment                                                                         19,121        209,333
   Treasury stock, at cost                                                                               (1,107,569)    (1,258,026)
----------------------------------------------------------------------------------------------------------------------------------
         Net stockholders' equity                                                                        40,352,926     35,012,578
----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                                     $56,079,391    $47,626,587
----------------------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                Years ended January 31,
                                                                                     1997                1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $60,853,278         $54,067,320       $50,005,577
Cost of goods sold                                                                 40,157,752          35,625,610        33,472,665
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       20,695,526          18,441,710        16,532,912
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses
   Selling                                                                          4,854,845           4,489,905         4,037,676
   General and administrative                                                       6,683,550           6,287,848         6,213,799
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   11,538,395          10,777,753        10,251,475
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                              9,157,131           7,663,957         6,281,437
Other income, net - Note 11                                                           918,905             561,060           210,158
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                10,076,036           8,225,017         6,491,595
Provision for taxes - Note 8                                                        3,980,034           3,331,132         2,661,553
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $6,096,002          $4,893,885        $3,830,042
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share, primary and fully diluted                                            $.86                $.69              $.54

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              Additional                 Cumulative
                                                   Common       Paid-in     Retained     Translation   Treasury
                                                    Stock       Capital     Earnings     Adjustment      Stock        Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1994                         $319,342   $7,392,546   $21,766,568     ($63,071)   ($228,079)  $29,187,306
   Net income                                             -            -     3,830,042            -            -     3,830,042
   Dividends paid, $.11 per share                         -            -      (780,068)           -            -      (780,068)
   Stock option transactions - Note 10                    -        9,095             -            -        5,155        14,250
   Purchase of 31,980 shares of treasury stock            -            -             -            -     (464,351)     (464,351)
   Cumulative translation adjustment                      -            -             -      296,831            -       296,831
--------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1995                          319,342    7,401,641    24,816,542      233,760     (687,275)   32,084,010
   Net income                                             -            -     4,893,885            -            -     4,893,885
   Dividends paid, $.20 per share                         -            -    (1,409,322)           -            -    (1,409,322)
   Stock split, 50%                                 156,580            -      (156,580)           -            -             -
   Cash in lieu of fractional shares                      -            -        (1,986)           -            -        (1,986)
   Stock option transactions - Note 10                    -       41,169             -            -      265,570       306,739
   Purchase of 61,003 shares of treasury stock            -            -             -            -     (836,321)     (836,321)
   Cumulative translation adjustment                      -            -             -      (24,427)           -       (24,427)
--------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1996                          475,922    7,442,810    28,142,539      209,333   (1,258,026)   35,012,578
   Net income                                             -            -     6,096,002            -            -     6,096,002
   Dividends paid, $.22 per share                         -            -    (1,530,693)           -            -    (1,530,693)
   Stock split, 50%                                 237,940            -      (237,940)           -            -             -
   Cash in lieu of fractional shares                      -            -        (2,685)           -            -        (2,685)
   Stock option transactions - Note 10                    -      143,514             -            -      406,813       550,327
   Purchase of 156,900 shares of treasury stock           -            -             -            -   (1,982,411)   (1,982,411)
   Acquisition of Strobic Air Corporation - Note 2        -      673,965             -            -    1,726,055     2,400,020
   Cumulative translation adjustment                      -            -             -     (190,212)           -      (190,212)
--------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997                         $713,862   $8,260,289   $32,467,223      $19,121  ($1,107,569)  $40,352,926
--------------------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  Years ended January 31,
                                                                                               1997         1996        1995
----------------------------------------------------------------------------------------------------------------------------------

                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net income                                                                              $6,096,002    $4,893,885   $3,830,042
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          1,707,547     1,613,391    1,619,098
     Deferred income taxes                                                                   (379,520)     (222,131)    (354,198)
     (Gain)/loss on sale of property and equipment, net                                      (369,100)       (4,217)      85,726
     Non-cash compensation expensed on
           exercise of stock options                                                          286,733             -        3,500
     Allowance for doubtful accounts                                                           38,014        10,528       93,444
     (Increase) decrease in operating assets,
            net of acquisition of Strobic Air Corporation:
          Accounts receivable                                                                (617,027)     (833,030)    (557,147)
          Notes receivable, ESOT                                                                    -      (400,000)      75,000
          Inventories                                                                         496,743       400,946   (1,258,406)
          Prepaid expenses and other current assets                                            82,789        89,169           -
          Other assets                                                                        (40,968)      (38,929)    (165,656)
     Increase (decrease) in operating liabilities,
            net of acquisition of Strobic Air Corporation:
          Accounts payable, accrued expenses and taxes                                       (106,710)      596,986    2,107,095
          Customers' advances                                                                 (62,840)      139,022      171,009
          Other non-current liabilities                                                        71,595        66,498       17,997
----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                         7,203,258     6,312,118    5,667,504
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                                             1,498,747         4,881        4,274
   Acquisitions of property and equipment                                                  (1,811,833)   (2,436,419)  (1,098,893)
   Payment for purchase of Strobic Air Corporation,
       net of cash acquired                                                                (3,535,898)            -           -
----------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) investing activities                                          (3,848,984)   (2,431,538)  (1,094,619)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from new borrowings                                                             3,500,000             -            -
   Reduction of debt                                                                       (1,919,659)   (1,177,068)  (1,165,012)
   Exercise of stock options                                                                  263,594       306,739       10,750
   Payment of dividends                                                                    (1,530,693)   (1,409,322)    (780,068)
   Cash in lieu of fractional shares                                                           (2,685)       (1,986)           -
   Purchase of treasury shares                                                             (1,982,411)     (836,321)    (464,351)
----------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) financing activities                                          (1,671,854)   (3,117,958)  (2,398,681)
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                       (26,819)        4,373       48,829
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                   1,655,601       766,995    2,223,033

Cash and cash equivalents at beginning of year                                              7,415,375     6,648,380    4,425,347
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $9,070,976    $7,415,375   $6,648,380
----------------------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                       CONSOLIDATED BUSINESS SEGMENT DATA


                                                                          Years ended January  31,
                                                              1997                 1996                1995
-------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
Pollution control systems and allied equipment             $31,578,749          $28,090,728          $25,802,405
Fluid handling equipment                                    29,274,529           25,976,592           24,203,172
-------------------------------------------------------------------------------------------------------------------
                                                           $60,853,278          $54,067,320          $50,005,577

   Includes foreign sales of:
   Pollution control systems and allied equipment          $ 1,106,077          $ 1,164,509          $   875,966
   Fluid handling equipment                                  6,431,167            5,521,619            4,945,125
-------------------------------------------------------------------------------------------------------------------
                                                           $ 7,537,244          $ 6,686,128          $ 5,821,091
-------------------------------------------------------------------------------------------------------------------


Income from operations
Pollution control systems and allied equipment             $ 5,048,313          $ 4,269,701          $ 3,489,710
Fluid handling equipment                                     4,108,818            3,394,256            2,791,727
-------------------------------------------------------------------------------------------------------------------
                                                           $ 9,157,131          $ 7,663,957          $ 6,281,437
-------------------------------------------------------------------------------------------------------------------


Depreciation and amortization expense
Pollution control systems and allied equipment             $   750,677          $   506,260          $   502,254
Fluid handling equipment                                       956,870            1,107,131            1,116,844
-------------------------------------------------------------------------------------------------------------------
                                                           $ 1,707,547          $ 1,613,391          $ 1,619,098
-------------------------------------------------------------------------------------------------------------------


Capital expenditures
Pollution control systems and allied equipment             $   797,799          $ 1,693,342          $   319,468
Fluid handling equipment                                       922,724              660,377              678,316
-------------------------------------------------------------------------------------------------------------------
                                                             1,720,523            2,353,719              997,784
Corporate                                                       91,310               82,700              101,109
-------------------------------------------------------------------------------------------------------------------
                                                           $ 1,811,833          $ 2,436,419          $ 1,098,893
-------------------------------------------------------------------------------------------------------------------


Identifiable assets at January 31
Pollution control systems and allied equipment             $24,530,682          $16,370,893          $16,466,133
Fluid handling equipment                                    20,601,654           21,726,465           21,046,118
-------------------------------------------------------------------------------------------------------------------
                                                            45,132,336           38,097,358           37,512,251
Corporate                                                   10,947,055            9,529,229            7,656,293
-------------------------------------------------------------------------------------------------------------------
                                                           $56,079,391          $47,626,587          $45,168,544
-------------------------------------------------------------------------------------------------------------------

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the segments.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation:

         The consolidated financial statements include the accounts of Met-Pro Corporation ("Met-Pro" or the "Company") and its wholly owned subsidiaries, Mefiag B.V. and Strobic Air Corporation ("Strobic Air"). Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Nature of operations:

         The Company manufactures and sells pollution control and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

         Inventories:

         Inventories generally are stated at the lower of cost or market (principally first-in, first-out) except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see
         Note 5).

         Property, plant and equipment:

         Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized (see Note 6).

         Costs in excess of net assets of businesses acquired:

         Costs in excess of net assets of businesses acquired prior to November 1, 1970, totalling $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, totalling $6,919,957, are being amortized over 40 years. The Company monitors the recoverability of goodwill using a fair value approach.

         Revenue recognition:

         Revenues are recognized when products are shipped.

         Advertising:

         Advertising costs are charged to operations in the year incurred and were $809,476, $767,507 and $709,977 for the years ended January 31, 1997, 1996 and 1995, respectively.

         Research and development:

         Research and development costs are charged to expense in the year incurred. The amounts charged were $670,336, $584,191 and $506,139 in the years ending in 1997, 1996 and 1995, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


         Earnings per share:

         Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The weighted average number of common shares outstanding was 7,096,214, 7,051,527 and 7,063,920 during each of the years ended in 1997, 1996 and 1995, respectively.

         Stock splits and cash dividends:

         On May 12, 1995, the Company issued 1,565,803 shares of Common Stock in connection with the 3-for-2 stock split, and on July 8, 1996, the Company issued 2,379,197 shares of Common Stock in connection with a second 3-for-2 stock split. Both stock splits were in the form of a 50% stock dividend. Per share figures and other information included in the financial statements and notes are based on the increased number of shares after giving affect to the stock splits.

         On February 24, 1997, the Board of Directors declared a $.27 per share annual cash dividend payable on April 25, 1997 to stockholders of record on April 11, 1997.

         Concentrations of credit risk:

         The Company believes concentrations of credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. The Company had no significant concentrations of credit risk as of January 31, 1997 and 1996.

         Contract retainage:

         Accounts receivable at January 31, 1997 and 1996 included retainage on contracts of $276,000 and $528,000, respectively.

         Supplemental cash flow information:

                                                 1997         1996       1995
         -----------------------------------------------------------------------
         Cash paid during the year for:
                  Interest                      $228,841    $258,297    $287,112
         -----------------------------------------------------------------------
                  Income taxes                $4,039,248  $3,148,038  $2,443,099
         -----------------------------------------------------------------------


NOTE 2:  ACQUISITION OF BUSINESS

         The Company, pursuant to an Agreement and Plan of Merger, acquired the Common Stock of Strobic Air for a purchase price of approximately $5,000,000. The acquisition was accounted for as a purchase transaction. Strobic Air designs, manufactures and markets the patented Tri-Stack(R) direct drive mixed flow exhaust fans which are state-of-the-art design.

         The acquisition was completed by issuing Common Stock from the treasury valued at $2,400,020 (195,920 shares), a cash payment of $2,150,000, a promissory note payable for $250,000, plus acquisition costs. As part of the transaction, the Company entered into a non-compete agreement in the amount of $1,000,000 having a four-year term. Bank loans totalling $3,500,000, consisting of two $1,750,000 notes, one with a floating interest rate and one with a fixed interest rate (see Note 7), were used to finance the purchase of Strobic Air. Goodwill totalling $3,914,602 was acquired and will be amortized over 40 years.

         On December 31, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-3 pursuant to which the Company registered an aggregate of 195,920 shares of Common Stock issued to the former stockholders of Strobic Air in connection with the acquisition. The shares registered may be sold pursuant to the plan of distribution described therein. An aggregate of 193,544 of such shares are subject, through December 11, 1997, to certain contractual restrictions.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


         The following unaudited pro forma summary presents the consolidated results of operations as if the Company had acquired Strobic Air at the start of the year in which the acquisition occurred and the immediately preceding year:

                                                   1997            1996
         ------------------------------------------------------------------
         Net sales                              $64,060,415     $59,621,240
         Income before taxes                     10,327,460       8,686,542
         Net income                               6,214,483       5,172,751

         Earnings per share (fully diluted)            $.88            $.71


NOTE 3:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents:

         Short-term investments at January 31, 1997 and 1996 were valued at cost (approximating market) and amounted to $8,495,100 and $6,955,338, respectively. Short-term investments consist principally of commercial paper maturing within three months and money market funds, which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

         Debt:

         The fair value and carrying amount of long-term debt was as follows:

                                                           January 31,
                                                     1997              1996
         ---------------------------------------------------------------------
         Fair value                               $5,276,656        $2,905,748
         Carrying amount                           5,268,506         2,871,139

         Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.


NOTE 4:  NOTES RECEIVABLE, ESOT

         The Company has advanced a total of $400,000 to the Employee Stock Ownership Trust to acquire shares of the Company's stock, which are evidenced by four demand notes with interest rates ranging from 4.95% to 5.64% per annum.


NOTE 5:  INVENTORIES

         Inventories were comprised of the following:

                                                         January 31,
                                                    1997            1996
         ------------------------------------------------------------------
         Raw material                            $4,784,192      $4,277,065
         Work in process                          1,715,157       2,053,626
         Finished goods                           4,098,464       3,972,153
         ------------------------------------------------------------------
                                                $10,597,813     $10,302,844
         ------------------------------------------------------------------

         At January 31, 1997 and 1996, inventories valued at the last-in, first-out method (LIFO) were $2,548,477 and $2,921,430, respectively. The LIFO value of inventories was lower than replacement cost by $746,485 and $719,000 at January 31, 1997 and 1996, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


         The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 1997 and 1996, as a result of applying the provisions of Accounting Principles Board Opinion (APB) No. 16, "Business Combinations" to an acquisition completed in a prior year.


NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment was comprised of the following:

                                                           January 31,
                                                       1997           1996
         ---------------------------------------------------------------------
         Land                                        $1,906,387     $2,028,934
         Buildings and improvements                  11,444,189     12,456,649
         Machinery and equipment                     11,614,730      9,094,165
         Furniture and fixtures                       2,599,240      2,321,768
         Automotive equipment                           928,420        877,124
         Leasehold improvements                           3,710              -
         ---------------------------------------------------------------------
                                                     28,496,676     26,778,640
         Less accumulated depreciation               14,149,681     12,345,075
         ---------------------------------------------------------------------

                                                    $14,346,995    $14,433,565
         ---------------------------------------------------------------------

         Depreciation of property, plant and equipment charged to operations amounted to $1,295,483, $1,160,717 and $1,157,483 for the years ended in 1997, 1996 and 1995, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


NOTE 7:  DEBT

         Short-term debt:

         The Company has available both domestic and foreign unsecured lines of credit totalling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

         Long-term debt:

         Long-term debt was comprised of the following:

                                                                                        January 31,
                                                                                 1997                 1996
         -----------------------------------------------------------------------------------------------------
         Notes payable, bank, payable in quarterly installments ranging from $87,500 to $100,000, plus interest at fixed rates
            ranging from 6.15% to 7.51%, maturing July, 1998 and September,
            2001                                                               $2,262,500          $1,000,000

         Notes payable, bank, payable in quarterly installments ranging from $87,500 to $100,000, plus interest at variable rates
            ranging from 6.375% to 6.625%, maturing July, 1998 and September,
            2001                                                                2,262,500           1,000,000

         Note payable, acquisition escrow account, balloon payment due
            on April 2, 1998, plus interest at a fixed rate of 5.90%              250,000                   -

         Mortgage note payable, secured by property, payable in $10,267 monthly installments (including principal and interest), at
            a fixed interest rate of 8.50%, maturing February, 2001               493,506             571,139

         Mortgage note payable, secured by property, payable in $25,000 monthly installments, plus interest, at a variable rate of
            6.281%                                                                      -             300,000
         ------------------------------------------------------------------------------------------------------
                                                                                5,268,506           2,871,139
         Less current portion                                                   1,585,087           1,178,177
         ------------------------------------------------------------------------------------------------------

                                                                               $3,683,419          $1,692,962
         ------------------------------------------------------------------------------------------------------

         Interest expense was $300,170, $266,113, and $285,710 for the years ending in 1997, 1996 and 1995, respectively.

         The aggregate maturities of long-term debt for each of the five years subsequent to January 31, 1997 are as follows: 1998, $1,585,087; 1999, $1,442,608; 2000, $800,794; 2001, $809,703; 2002, $630,314; and
         thereafter, none.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


NOTE 8:  INCOME TAXES

         The provision for income taxes was comprised of the following:

                                  1997             1996              1995
         --------------------------------------------------------------------
         Current
            Federal            $3,048,214      $2,545,999       $2,037,642
            State                 982,353         824,518          818,781
            Foreign               250,729         207,366          127,130
         --------------------------------------------------------------------
                                4,281,296       3,577,883        2,983,553
         Deferred                (301,262)       (246,751)        (322,000)
         --------------------------------------------------------------------

                               $3,980,034      $3,331,132       $2,661,553
         --------------------------------------------------------------------

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets were as follows:

                                                             1997        1996
         -----------------------------------------------------------------------
         Deferred tax assets
            Inventory cost capitalization                   $183,897    $191,927
            Pension cost                                     901,131     748,488
            Non-compete agreements                           334,999     275,557
            Write-down of property, plant and equipment            -      36,000
            Other                                            203,439     120,000
         -----------------------------------------------------------------------
               Total deferred tax assets                   1,623,466   1,371,972
         -----------------------------------------------------------------------

         Deferred tax liabilities
            Accelerated depreciation                         568,128     535,085
            Inventory - Dean Pump Division                   410,463     410,468
            Excess of book over tax basis of
               property acquired in acquisitions             213,011     309,732
            Goodwill                                          49,851      35,936
         -----------------------------------------------------------------------
               Total deferred tax liabilities              1,241,453   1,291,221
         -----------------------------------------------------------------------

               Net deferred tax assets                      $382,013     $80,751
         -----------------------------------------------------------------------

         A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:

                                             1997                     1996                     1995
         ------------------------------------------------------------------------------------------------
         Computed expected
            tax expense
            (federal)              $3,425,852     34.0%     $2,796,506     34.0%     $2,207,142     34.0%
         State income taxes,
            net of federal
            income tax benefit        648,353      6.4         544,180      6.6         540,395      8.3
         Foreign tax differential     (59,709)     (.6)         (5,500)     (.1)        (39,951)     (.6)
         Foreign tax credit            (5,140)       -          (3,861)       -         (11,427)     (.2)
         Other                        (29,322)     (.3)           (193)       -         (34,606)     (.5)
         ------------------------------------------------------------------------------------------------

         Effective income taxes    $3,980,034     39.5%     $3,331,132     40.5%     $2,661,553     41.0%
         ------------------------------------------------------------------------------------------------

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


NOTE 9:  LEASES AND OTHER COMMITMENTS

         The Company leases two facilities under operating leases which expire on April 15 and October 31, 1997. The operating leases will not be renewed at expiration. Minimum rental commitments under these non-cancelable leases amount to $39,750.

         Rental expense under all operating leases was $50,622, $60,335 and $74,161 during the years ended in 1997, 1996 and 1995, respectively.


NOTE 10: EMPLOYEE BENEFIT PLANS

         Pension Plans:

         The Company has several tax-qualified defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

         Net periodic pension cost included the following components:

                                                1997                      1996                       1995
         ---------------------------------------------------------------------------------------------------
         Service cost-benefits earned
            during the period                  $461,000                 $414,100                  $458,500
         Interest cost on projected
            benefit obligation                  625,083                  562,387                   487,152
         Return on assets                    (1,624,484)              (1,499,590)                  (56,541)
         Amortization                            58,205                  (31,546)                  (47,428)
         Deferred gain/(loss)
            on investments                      984,187                  962,487                  (489,546)
         ---------------------------------------------------------------------------------------------------

                                               $503,991                 $407,838                  $352,137
         ---------------------------------------------------------------------------------------------------

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


         The following table sets forth the Plans' funded status and amounts recognized in the Company's balance sheet at January 31, 1997 and 1996:

                                                       1997                                        1996
         --------------------------------------------------------------------------------------------------------------
                                         Overfunded           Underfunded             Overfunded           Underfunded
                                            Plan                 Plans                   Plan                 Plans
         --------------------------------------------------------------------------------------------------------------
         Actuarial present value of
            benefit obligations:
               Vested                    $4,679,000           $2,208,200              $4,344,000            $2,073,300
               Non-vested                   131,000               91,700                 142,000                94,100
         --------------------------------------------------------------------------------------------------------------
         Accumulated benefit
            obligation                   $4,810,000           $2,299,900              $4,486,000            $2,167,400
         --------------------------------------------------------------------------------------------------------------
         Projected benefit
            obligation                   $6,269,000           $2,299,900              $5,867,000            $2,167,400

         Plan assets at fair value        7,585,508            1,908,531               6,505,476             1,571,989
         --------------------------------------------------------------------------------------------------------------
         Plan assets in excess of
            (less than) projected
            benefit obligation            1,316,508             (391,369)                638,476              (595,411)
         Unrecognized net gain           (2,897,814)            (456,947)             (1,989,709)             (224,557)
         Unrecognized transition
            (obligation) asset             (381,958)             205,948                (413,788)              244,700
         Unrecognized prior
            service cost                     64,828              168,093                  63,707               264,174
         --------------------------------------------------------------------------------------------------------------
         Accrued pension expense
            included in accounts
            payable and accrued
            expenses                    ($1,898,436)           ($474,275)            ($1,701,314)            ($311,094)
         --------------------------------------------------------------------------------------------------------------


         Assumptions used in the accounting for pension cost were:

                                             1997           1996          1995
         ----------------------------------------------------------------------
         Discount rate                       7.50%          7.50%         7.75%
         Rate of increase in
            compensation levels
            (where applicable)               6.00%          6.00%         6.00%
         Expected long-term rate of
            return on assets                 8.00%          8.00%         8.00%

         Directors' Benefit Plan:

         The Company also provides a non-qualified pension plan for Directors which is unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The amounts applicable are included in the tables above.

         Employees' Stock Ownership Trust:

         The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the Plan. The Company provided for cash contributions to the Employees' Stock Ownership Trust of $200,000, $200,000 and $150,000 in the years ended in 1997, 1996 and 1995, respectively. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


         Incentive Stock Option Plans:

         The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company will apply APB No. 25 for purposes of accounting for its employee stock options. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation" are not presented, since the impact on the Company's financial statements for the periods presented is de minimis.

         During 1987 ("1987 Plan"), the Company adopted an incentive stock option plan under which 100,000 shares (354,375 after stock splits and dividends) of the Company's Common Stock were reserved for employees as selected by the Board of Directors. At the Company's annual meeting held June 3, 1992, a similar resolution for an additional 100,000 shares (225,000 after stock splits and dividends), as adopted by the Board of Directors on October 10, 1991 ("1992 Plan"), was approved. Each of the Plans provides for anti-dilution provisions.

         The status of the Plans was as follows:

         1987 Plan                                    1997                   1996                    1995
         -------------------------------------------------------------------------------------------------
         Options outstanding at February 1            60,300                108,338                109,463
            Grants                                    40,500                 27,000                      -
            Exercises                                 35,713                 75,038                  1,125
         Options outstanding at January 31            65,087                 60,300                108,338

         Options price range at January 31           $  3.38                $  3.38                $  3.38
                                                         to                     to                     to
                                                     $  7.17                $  7.17                $  7.17

         Options exercisable at January 31            65,087                 33,300                108,338
         -------------------------------------------------------------------------------------------------
         Options available for grant
            at January 31                              1,238                 41,738                 68,738
         -------------------------------------------------------------------------------------------------

         1992 Plan                                    1997                   1996                    1995
         -------------------------------------------------------------------------------------------------
         Options outstanding at February 1           197,625                 73,125                 45,000
            Grants                                    21,000                133,500                 29,250
            Exercises                                 12,375                  9,000                  1,125
            Cancellations                              3,750                      -                      -
         Options outstanding at January 31           202,500                197,625                 73,125

         Options price range at January 31           $  5.00                $  5.00                $  5.00
                                                         to                     to                     to
                                                     $ 13.13                $  9.08                $  6.00

         Options exercisable at January 31           143,251                 59,625                 48,375
         -------------------------------------------------------------------------------------------------
         Options available for grant
            at January 31                                  0                 17,250                150,750
         -------------------------------------------------------------------------------------------------

         The weighted average exercise prices for both of the Company's stock option plans were as follows:

                                                         1997                   1996                    1995
         -----------------------------------------------------------------------------------------------------
         Options outstanding at February 1               $7.19                  $4.33                   $4.18
            Grants                                       $8.40                  $8.56                   $5.23
            Exercises                                    $5.48                  $3.65                   $4.78
            Cancellations                                $9.08                      -                       -
         Options outstanding at January 31               $7.75                  $7.19                   $4.33

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995 - (Continued)


NOTE 11: OTHER INCOME, NET

         Other income, net, was comprised of the following:

                                                          1997                 1996               1995
         -----------------------------------------------------------------------------------------------
         Gain/(loss) on sale of property
            and equipment                               $369,100               $4,217           ($85,726)
         Other, primarily interest income                549,805              556,843            295,884
         -----------------------------------------------------------------------------------------------
                                                        $918,905             $561,060           $210,158
         -----------------------------------------------------------------------------------------------


NOTE 12: BUSINESS SEGMENT DATA

         The Company operates in two business segments as shown on page 18.


NOTE 13: GEOGRAPHIC INFORMATION

         Transfers between geographic areas are accounted for at cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Income from operations by geographic segment includes an allocation of general corporate expenses. Identifiable assets are those that can be directly associated with the geographic area. Geographic information for three years ended January 31 is presented in the following table:

                                                1997                      1996                       1995
         ----------------------------------------------------------------------------------------------------
         Net sales:
            United States                    $53,316,034               $47,381,192                $44,184,486
            Foreign                            7,537,244                 6,686,128                  5,821,091
         ----------------------------------------------------------------------------------------------------
                                             $60,853,278               $54,067,320                $50,005,577
         ----------------------------------------------------------------------------------------------------

         Income from operations:
            United States                     $8,499,378                $7,119,170                 $5,897,020
            Foreign                              657,753                   544,787                    384,417
         ----------------------------------------------------------------------------------------------------
                                              $9,157,131                $7,663,957                 $6,281,437
         ----------------------------------------------------------------------------------------------------

         Total assets:
            United States                    $51,916,885               $43,348,162                $41,154,326
            Foreign                            4,162,506                 4,278,425                  4,014,218
         ----------------------------------------------------------------------------------------------------
                                             $56,079,391               $47,626,587                $45,168,544
         ----------------------------------------------------------------------------------------------------



NOTE 14: CONTINGENT LIABILITIES

         Subsequent to January 31, 1997, the Company was served a complaint relating to environmental remediation costs for a property which it had occupied prior to 1976. The Company believes that the outcome of any resultant litigation will not have a materially adverse effect on the Company's financial condition.

                      QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                                                        Earnings
         1996                                          Net Sales              Gross Profit          Net Income          Per Share
         ------------------------------------------------------------------------------------------------------------------------

         First Quarter                                $13,131,816              $4,488,449           $1,100,959            $.15
         Second Quarter                                13,615,141               4,603,636            1,158,741             .17
         Third Quarter                                 14,089,960               4,826,286            1,268,331             .18
         Fourth Quarter                                13,230,403               4,523,339            1,365,854             .19


                                                                                                                        Earnings
         1997                                          Net Sales              Gross Profit          Net Income          Per Share
         ------------------------------------------------------------------------------------------------------------------------

         First Quarter                                $13,731,982              $4,975,320           $1,421,437            $.20
         Second Quarter                                14,759,594               5,000,697            1,457,021             .21
         Third Quarter                                 16,255,744               5,431,110            1,567,402             .22
         Fourth Quarter                                16,105,958               5,288,399            1,650,142             .23


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

         There has been no change in accountants and no disagreements on accounting and financial disclosures.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant:

         Information required by this Item (other than the information regarding executive officers set forth below) is incorporated by reference to the material appearing under the captions "Election of Directors" and "Security Ownership" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

         The executive officers of Registrant are as follows:

         Walter A. Everett, age 75, is Chairman and a Director of the Company. He is the former President and Chief Executive Officer. Except for a brief period prior to August 15, 1990, he has been a Director of the Company for the past twenty-seven years.

         William L. Kacin, age 65, is President, Chief Executive Officer and a Director of the Company. He was elected to this position in February, 1993. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

         William F. Moffitt, C.P.A., age 47, is Vice President-Finance, Secretary and Treasurer, Chief Financial Officer and a Director. He has held these positions since 1986, and was elected a Director in August, 1993. Prior to that, he was employed by IU International as a Vice President and Treasurer of a subsidiary.

         Mark A. Betchaver, age 47, is a Vice President of Registrant and General Manager of the Sethco Division, to which he was elected in June, 1993. He joined the Registrant in 1972 and was most recently Sales Manager of the Division and was elected a Vice President in June, 1993.

         Carl W. Dean, age 50, is a Vice President of Registrant and General Manager of the Dean Pump Division, to which office he was elected in February, 1987. He was employed by Dean Brothers Pumps, Inc. in 1972 and became an employee of Registrant when that entity was acquired in July, 1984. He previously held the position of Sales Manager of the Division.

         Raymond J. De Hont, age 43, is a Vice President of Registrant and General Manager of the Fybroc Division, to which office he was elected in June, 1995. He joined the Registrant in June, 1995. For more than five years prior thereto, Mr. De Hont was employed by Air and Water Technologies and served in various capacities. His last position was Executive Vice President of their Service Group.

         Sonja M. Haggert, age 43, is a Vice President of Registrant and General Manager of the Keystone Filter Division, to which office she was elected in February, 1993. She joined the Registrant in 1978 and previously held the position of Distributor Sales Manager of the Division.

         Hans J. D. Huizinga, age 46, is the Managing Director of Mefiag B.V., a wholly owned subsidiary of Registrant, located in Heerenveen, Holland, an office to which he was elected in August, 1993. He was employed by Mefiag B.V. (formerly Systems Engineering and Manufacturing Corp. Nederland B.V.) for over five years as Managing Director prior to becoming an employee of the Registrant's subsidiary on June 30, 1993, when Registrant acquired that company.

         Gregory C. Kimmer, age 42, is Vice President and General Manager of the Duall Division, to which office he was elected in October, 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

         William F. Mersch, age 43, is a Vice President of Registrant and General Manager of the Stiles-Kem Division, to which office he was elected in October, 1996. He joined the Registrant in June, 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation. His last position was Vice President Sales and Marketing.

         Robert P. Replogle, age 56, is Vice President and Director of the International Sales Division and the Mefiag Division, to which office he was elected in December, 1995. He joined the Registrant in December, 1973 and previously held the position of Director of the International Sales Division and the Mefiag Division.

         Lynn T. Secrest, age 59, is a Vice President of Registrant and General Manager of Strobic Air Corporation, to which office he was elected in October, 1996. He became an employee of the Registrant when that entity was acquired in September, 1996. For more than five years prior thereto, Mr. Secrest was employed by Strobic Air Corporation as President.

         There is no family relationship between any of the Directors or executive officers of Registrant. The term of office for each officer is subject to the pleasure of the Board of Directors for up to one year and will expire on June 4, 1997, the date of Registrant's forthcoming Annual Meeting of Stockholders.


Item 11.  Executive Compensation:

         Information required by this Item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

         Information required by this Item is incorporated by reference to the material appearing under the heading "Principal Security Holders" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions:

         Information required by this Item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Certain Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

         A.       Financial statements:

                  Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 13.

         B.       Exhibits:

                  The following exhibits are filed herewith or incorporated by reference:

                  (2) Agreement and Plan of Merger dated September 12, 1996 by and between Met-Pro Corporation, Met-Pro Acquisition Corporation, Strobic Air Corporation, Lynn T. Secrest, Ronald H. Secrest, Richard P. Secrest and John W. Stone, III. Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-13929), declared effective December 31, 1996.

                  (3)      Certificate of Incorporation, as amended.

                  (11) Statement re Computation of Per Share Earnings. See page 16 of Item 8.

                  (21)     List of Subsidiaries of Registrant:

                           Corporate                          Jurisdiction of           Name under which Business
                           Name                               Incorporation             is Conducted
                           ----                               -------------             ------------

                           Mefiag B.V.                        The Netherlands           Mefiag B.V., a wholly
                                                                                        owned subsidiary of
                                                                                        Met-Pro Corporation

                           Strobic Air Corporation            Delaware                  Strobic Air Corporation,
                                                                                        a wholly owned subsidiary of
                                                                                        Met-Pro Corporation

                  (23)     Independent Auditors' Consent.

                  (27)     Financial Data Schedule.

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

         C.       Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three month period ended January 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MET-PRO CORPORATION


     April 25, 1997                 By:  /S/ William L. Kacin
-----------------------                 -----------------------------------
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

       Signature                                               Title                                           Date
       ---------                                               -----                                           ----

 /S/ William L. Kacin                               President, Chief Executive                           April 25, 1997
-----------------------------                        Officer and Director
     William L. Kacin

 /S/ William F. Moffitt                              Vice President-Finance                               April 25, 1997
-----------------------------                        Secretary and Treasurer
     William F. Moffitt                              Chief Financial Officer
                                                     Chief Accounting Officer
                                                     Director



 /S/ Walter A. Everett                               Director, Chairman                                   April 25, 1997
-----------------------------
     Walter A. Everett


 /S/ Thomas F. Hayes                                 Director                                             April 25, 1997
-----------------------------
     Thomas F. Hayes


 /S/ Richard P. Klopp                                Director                                             April 25, 1997
-----------------------------
     Richard P. Klopp


 /S/ Alan Lawley                                     Director                                             April 25, 1997
-----------------------------
     Alan Lawley