Form 10-Q
period 1997-04-30
MET PRO CORP
filed 1997-05-16
CIK 65201

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


For the quarter ended April 30, 1997           Commission file number 001-07763


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


         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 7,095,673 (as of April 30, 1997).

================================================================================

                               MET-PRO CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

         Condensed consolidated balance sheet as of
                  April 30, 1997 and January 31, 1997.........................................................  2
         Condensed consolidated statement of operations for the three-month periods ended April 30, 1997 and 1996 ......................................................  3
         Condensed consolidated statement of cash flows for the three-month periods ended April 30, 1997 and 1996.......................................................  4
         Notes to condensed consolidated financial statements.................................................  5
         Report on review by independent accountants..........................................................  6

   Item 2.    Management's discussion and analysis of financial condition and results of operations..................................................................  7


PART II - OTHER INFORMATION

   Item 6(b). Reports on Form 8-K............................................................................. 10

SIGNATURES.................................................................................................... 10


                               MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                April 30,                   January 31,
ASSETS                                                                            1997                          1997
-----------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                                 $  9,350,857                 $  9,070,976
    Accounts receivable, net of allowance for doubtful
      accounts of approximately $241,000 and
      $233,000, respectively                                                    10,675,092                   10,570,528
    Notes receivable, ESOT                                                         200,000                      400,000
    Inventories                                                                 11,299,770                   10,597,813
    Prepaid expenses, deposits and other current assets                            744,205                      571,226
    Deferred income taxes                                                          878,003                      878,003
-----------------------------------------------------------------------------------------------------------------------
          Total current assets                                                  33,147,927                   32,088,546

Property, plant and equipment, net                                              14,226,591                   14,346,995
Costs in excess of net assets of businesses acquired, net                        7,336,055                    7,502,470
Other assets                                                                     1,786,788                    2,141,380
-----------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $56,497,361                  $56,079,391
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                         $  1,586,908                 $  1,585,087
    Accounts payable                                                             3,321,425                    2,996,065
    Accrued salaries, wages and expenses                                         6,862,172                    6,424,709
    Payroll and other taxes payable                                                  8,431                       19,685
    Customers' advances                                                            602,664                      348,569
-----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             12,381,600                   11,374,115

Long-term debt                                                                   3,286,142                    3,683,419
Other non-current liabilities                                                      191,964                      172,941
Deferred income taxes                                                              455,349                      495,990
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     16,315,055                   15,726,465
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 10,000,000 shares
       authorized, 7,138,625 shares issued at both dates,
       of which 42,952 and 95,189 shares were reacquired and
       held in treasury at the respective dates                                    713,862                      713,862
    Additional paid-in capital                                                   7,825,557                    8,260,289
    Retained earnings                                                           32,247,758                   32,467,223
    Cumulative translation adjustment                                              (89,136)                      19,121
    Treasury stock, at cost                                                       (515,735)                  (1,107,569)
-----------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              40,182,306                   40,352,926
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                          $ 56,497,361                  $56,079,391
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                       Three Months Ended
                                                                            April 30,
                                                                     1997              1996
-----------------------------------------------------------------------------------------------
Net sales                                                        $14,912,736        $13,731,982

Cost of goods sold                                                 9,220,276          8,756,662
-----------------------------------------------------------------------------------------------

Gross profit                                                       5,692,460          4,975,320
-----------------------------------------------------------------------------------------------

Operating expenses
    Selling                                                        1,387,587          1,255,845

    General and administrative                                     1,701,440          1,503,515
-----------------------------------------------------------------------------------------------
                                                                   3,089,027          2,759,360
-----------------------------------------------------------------------------------------------

Income from operations                                             2,603,433          2,215,960

Other income, net                                                    177,496            133,523
-----------------------------------------------------------------------------------------------

Income before taxes                                                2,780,929          2,349,483

Provision for taxes                                                1,084,562            928,046
-----------------------------------------------------------------------------------------------

Net income                                                       $ 1,696,367        $ 1,421,437
===============================================================================================

Earnings per share, primary and fully diluted (1)                $       .24        $       .20

Cash dividend per share - declared (2)                           $       .27        $       .22

Cash dividend per share - paid (2)                               $       .27        $       .22
===============================================================================================

(1) Based on weighted average number of common stock and common stock equivalents outstanding during each three-month period (adjusted for the 3-for-2 stock split completed on July 8, 1996). The weighted average number of common shares outstanding was 7,149,331 and 7,042,427 in the three-month periods ended April 30, 1997 and 1996, respectively.

(2) The Company declared a cash dividend of $.22 per share on February 26, 1996 payable on April 26, 1996 to shareholders of record on April
          12, 1996. On February 24, 1997, the Company also declared a $.27 per share cash dividend payable on April 25, 1997 to shareholders of record on April 11, 1997.

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)


                                                                                         Three Months Ended
                                                                                               April 30,
                                                                                  1997                        1996
-----------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                                     $ 2,726,808                 $  1,275,134
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                   11,139                          573
    Acquisitions of property and equipment                                       (255,240)                    (813,078)
-----------------------------------------------------------------------------------------------------------------------
    Net cash (used in) investing activities                                      (244,101)                    (812,505)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                            (395,456)                    (293,795)
    Exercise of stock options                                                     430,425                      109,838
    Payment of dividends                                                       (1,915,832)                  (1,530,693)
    Purchase of treasury shares                                                  (305,918)                    (293,215)
-----------------------------------------------------------------------------------------------------------------------
    Net cash (used in) financing activities                                    (2,186,781)                  (2,007,865)
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                           (16,045)                      (2,816)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              279,881                   (1,548,052)

Cash and cash equivalents at February 1                                         9,070,976                    7,415,375
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                         $ 9,350,857                  $ 5,867,323
=======================================================================================================================


                                          SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                   $    87,527                  $   46,794
   Income taxes                                                               $   427,565                  $  177,119
=======================================================================================================================





See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include Met-Pro Corporation and its wholly owned subsidiaries, Strobic Air Corporation ("Strobic Air") and Mefiag B.V. All significant intercompany accounts and transactions have been eliminated in consolidation.



NOTE 2 - PRO-FORMA INFORMATION

In connection with the Company's acquisition of Strobic Air in September, 1996, the pro-forma results of operations for the three-month period ended April 30, 1996 would have been as follows, if the acquisition had been made as of February 1, 1996:



Net sales                                            $15,185,688
Income before taxes on income                          2,475,195
Net income                                             1,472,741


Earnings per share                                   $       .21


NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1997 and the results of operations for the three-month periods ended April 30, 1997 and 1996 and the statement of cash flows for the three-month periods then ended. The results of operations for the three-month period ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.



NOTE 4 - INVENTORIES

Inventories were comprised of the following:


                                        April 30,             January 31,
                                          1997                   1997
                                      ------------           ------------

    Raw material                      $ 5,101,078             $ 4,784,192
    Work in progress                    1,828,762               1,715,157
    Finished goods                      4,369,930               4,098,464
                                    -------------           -------------

                                      $11,299,770             $10,597,813
                                    =============           =============

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of April 30, 1997 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                                                  Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 12, 1997

                               MET-PRO CORPORATION


Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations


Results of Operations:

    Three Months Ended April 30, 1997 vs Three Months Ended April 30, 1996.

Net sales for the three-month period ended April 30, 1997 were $14,912,736 compared to $13,731,982 for the three-month period ended April 30, 1996, an increase of $1,180,754 or 8.6%. This increase was due to higher sales in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business, plus the impact of the Strobic Air acquisition which was effective July 31, 1996. The length of time required to design, engineer, manufacture and ship products, especially in the Pollution Control Systems and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

The backlog at April 30, 1997 was 38.5% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 13.2% higher for the three-month period ended April 30, 1997 than for the three-month period ended April 30, 1996.

Net income for the three-month period ended April 30, 1997 was $1,696,367 compared to $1,421,437 for the three-month period ended April 30, 1996, an increase of $274,930 or 19.3%. The increase in net income is related to the higher sales volume of $1,180,754 for the three-month period ended April 30, 1997, the improvement in gross margin and the impact of the Strobic Air acquisition.

The gross margin for the three-month period ended April 30, 1997 was 38.2% compared to 36.2% for the same period last year. The improvement in the gross margin can be attributed to a combination of capacity utilization, product mix and production efficiencies in both business segments.

Selling expense increased $131,742 during the three-month period ended April 30, 1997 compared to the same period last year. This is due to increased staffing levels required to position our diversified businesses for future growth, plus the impact of the Strobic Air acquisition. Selling expense as a percentage of sales was 9.3% for the three-month period ended April 30, 1997, virtually flat compared to the three-month period ended April 30, 1996.

General and administrative expense was $1,701,440 for the three-month period ended April 30, 1997 compared to $1,503,515 for the same period last year, an increase of $197,925. General and administrative expense as a percentage of sales increased to 11.4% for the three-month period ended April 30, 1997 from 10.9% for the same period last year. The increase is related primarily to the acquisition of Strobic Air.

Other income, net, increased $43,973 for the three-month period ended April 30, 1997 compared to the three-month period ended April 30, 1996, due to interest earned on higher cash balances.

The effective tax rate for the three-month period ended April 30, 1997 was 39.0% compared to 39.5% for the three-month period ended April 30, 1996. The change in the effective tax rate had virtually no effect on earnings per share.

                               MET-PRO CORPORATION


Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations continued...


Liquidity:

The Company's cash and cash equivalents was $9,350,857 on April 30, 1997 compared to $9,070,976 on January 31, 1997, an increase of $279,881. This increase is the net result of positive cash flow provided by operating activities of $2,726,808, proceeds received from the exercise of stock options of $430,425, proceeds received from the sale of property and equipment of $11,139, offset by payment of the annual cash dividend amounting to $1,915,832, payments on long-term debt totalling $395,456, purchase of treasury stock amounting to $305,918 and investment in property and equipment amounting to $255,240. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $10,675,092 on April 30, 1997 compared to $10,570,528 on January 31, 1997, which represents an increase of $104,564. The timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment will influence accounts receivable balances at any point in time.

Inventories were $11,299,770 on April 30, 1997 compared to $10,597,813 on January 31, 1997, an increase of $701,957. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required.

Current liabilities amounted to $12,381,600 on April 30, 1997 compared to $11,374,115 on January 31, 1997, an increase of $1,007,485. Accounts payable, current portion of long-term debt, accrued expenses, and payroll and other taxes payable accounted for $753,390 of the increase, combined with higher customer progress payments amounting to $254,095.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation.

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 1997 amounted to $2,726,808 compared with $1,275,134 in the three-month period ended April 30, 1996, an increase of $1,451,674. The increase is attributable to higher sales activity in both business segments, the timing of the payment of current obligations, customers' advances on projects in progress, offset by higher accounts receivable and inventories balances.

Cash flows used in investing activities during the three-month period ended April 30, 1997 amounted to $244,101 compared with $812,505 for the three-month period ended April 30, 1996. The Company's investing activities principally represent the acquisition of property, plant and equipment in the combined operations.

Financing activities during the three-month period ended April 30, 1997 utilized $2,186,781 of available resources compared to $2,007,865 for the three-month period ended April 30, 1996. The 1997 activity is the result of the payment of the annual cash dividend amounting to $1,915,832, reduction of long-term debt totalling $395,456, plus the purchase of treasury stock totalling $305,918, offset by proceeds provided by the exercise of stock options totalling to $430,425.

                               MET-PRO CORPORATION


Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations continued...


On February 24, 1997, the Board of Directors declared a $.27 per share annual cash dividend (compared to the $.22 per share cash dividend paid in June, 1996, as adjusted for a 3-for-2 stock split declared on June 5, 1996) payable on April 25, 1997 to stockholders of record on April 11, 1997. The dividend paid on the Common Stock represented 31.4% of the prior fiscal year earnings.

Consistent with past practices, the Company will continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K
    There were no reports on Form 8-K filed for the three-month period ended April 30, 1997.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               Met-Pro Corporation
                               ------------------------
                               (Registrant)


May 16, 1997                   /s/ William L. Kacin
                               -------------------------
                               William L. Kacin,
                               President,
                               Chief Executive Officer and Director


May 16, 1997                   /s/ William F. Moffitt
                               -------------------------
                               William F. Moffitt,
                               Vice President of Finance,
                               Secretary and Treasurer, Chief
                               Financial Officer, Chief Accounting Officer,
                               and Director