Form 10-Q
period 1997-07-31
MET PRO CORP
filed 1997-08-25
CIK 65201

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


For the quarter ended July 31, 1997             Commission file number 001-07763


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



         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 7,074,973 (as of July 31, 1997).




================================================================================

                               MET-PRO CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

         Condensed consolidated balance sheet as of
                  July 31, 1997 and January 31, 1997..........................................................  2
         Condensed consolidated statement of operations for the three-month and six-month periods ended July 31, 1997 and July 31, 1996.................................  3
         Condensed consolidated statement of cash flows for the six-month periods ended July 31, 1997 and 1996........................................................  4
         Notes to condensed consolidated financial statements.................................................  5
         Report on review by independent accountants..........................................................  7

   Item 2.      Management's discussion and analysis of financial condition and results of operations................................................................  8


PART II - OTHER INFORMATION

   Item 6(b).  Reports on Form 8-K............................................................................ 12

SIGNATURES.................................................................................................... 12


                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                 July 31,                    January 31,
ASSETS                                                                            1997                          1997
-----------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                                  $10,398,142                  $ 9,070,976
    Accounts receivable, net of allowance for doubtful
      accounts of approximately $249,000 and
      $233,000, respectively                                                    10,337,999                   10,570,528
    Notes receivable-ESOT                                                          200,000                      400,000
    Inventories                                                                 11,699,710                   10,597,813
    Prepaid expenses, deposits and other current assets                            796,422                      571,226
    Deferred income taxes                                                          878,003                      878,003
-----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                   34,310,276                   32,088,546

Property, plant and equipment, net                                              13,774,632                   14,346,995
Costs in excess of net assets of businesses acquired, net                        7,290,341                    7,502,470
Other assets                                                                     1,713,118                    2,141,380
-----------------------------------------------------------------------------------------------------------------------
         Total assets                                                          $57,088,367                  $56,079,391
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                          $ 1,588,768                  $ 1,585,087
    Accounts payable                                                             2,578,906                    2,996,065
    Accrued salaries, wages and expenses                                         7,012,273                    6,424,709
    Payroll and other taxes payable                                                 25,254                       19,685
    Customers' advances                                                            868,903                      348,569
-----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             12,074,104                   11,374,115

Long-term debt                                                                   2,888,388                    3,683,419
Other non-current liabilities                                                      210,987                      172,941
Deferred income taxes                                                              390,295                      495,990
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     15,563,774                   15,726,465
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,138,625 shares issued, at both dates,
       of which 63,652 and 95,189 shares were reacquired
       and held in treasury at the respective dates                                713,862                      713,862
    Additional paid-in capital                                                   7,825,556                    8,260,289
    Retained earnings                                                           34,037,523                   32,467,223
    Cumulative translation adjustment                                             (238,666)                      19,121
    Treasury stock, at cost                                                       (813,682)                  (1,107,569)
-----------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              41,524,593                   40,352,926
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $57,088,367                  $56,079,391
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)



                                                                   Six Months Ended                   Three Months Ended
                                                                       July 31,                             July 31,
                                                               1997               1996               1997               1996
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $30,779,562        $28,491,576        $15,866,826        $14,759,594

Cost of goods sold                                            19,424,561         18,515,559         10,204,285          9,758,897
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                  11,355,001          9,976,017          5,662,541          5,000,697
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                    2,778,105          2,506,250          1,390,518          1,250,405

    General and administrative                                 3,416,994          2,951,178          1,715,554          1,447,663
---------------------------------------------------------------------------------------------------------------------------------
                                                               6,195,099          5,457,428          3,106,072          2,698,068
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                         5,159,902          4,518,589          2,556,469          2,302,629

Other income, net                                                555,069            239,193            377,573            105,670
---------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                  5,714,971          4,757,782          2,934,042          2,408,299

Provision for taxes on income                                  2,228,839          1,879,324          1,144,277            951,278
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 3,486,132        $ 2,878,458        $ 1,789,765        $ 1,457,021
=================================================================================================================================

Earnings per share, primary and fully diluted (1)                   $.49               $.41               $.25               $.21

Cash dividend per share - declared (2)                              $.27               $.22               $ --               $ --

Cash dividend per share - paid (2)                                  $.27               $.22               $ --               $ --
=================================================================================================================================



(1) Based on weighted average number of common stock and common stock equivalents outstanding during each six-month period (adjusted for the 3-for-2 stock split completed on July 8, 1996.) The weighted average number of common shares outstanding was 7,157,599 and 7,036,252 in the six-month periods ended July 31, 1997 and 1996, respectively, and 7,156,007 and 7,030,283 in the three-month periods ended July 31, 1997 and 1996, respectively.

(2) The Company declared a cash dividend of $.22 per share (adjusted for stock split) on February 26, 1996 payable on April 26, 1996 to shareholders of record on April 12, 1996. On February 24, 1997, the company also declared a $.27 per share cash dividend payable on April 25, 1997 to shareholders of record on April 11, 1997.


See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                 July 31,
                                                                                   1997                           1996
-----------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                      $ 4,267,574                  $ 2,373,293
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                   668,019                      135,003
    Acquisitions of property and equipment                                        (671,248)                  (1,271,138)
-----------------------------------------------------------------------------------------------------------------------
    Net cash (used in) investing activities                                         (3,229)                  (1,136,135)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                            (791,350)                    (587,992)
    Exercise of stock options                                                      430,425                      109,838
    Payment of dividends                                                        (1,915,832)                  (1,530,693)
    Purchase of treasury shares                                                   (603,865)                    (978,268)
    Cash in lieu of fractional shares                                                    --                      (2,685)
------------------------------------------------------------------------------------------------------------------------
    Net cash (used in) financing activities                                     (2,880,622)                  (2,989,800)
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (56,557)                      15,380
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             1,327,166                   (1,737,262)

Cash and cash equivalents at February 1                                          9,070,976                    7,415,375
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                           $10,398,142                  $ 5,678,113
========================================================================================================================




                       SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                                     $  169,594                  $    89,625
   Income taxes                                                                 $2,170,857                  $ 2,005,722
========================================================================================================================




See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1997 and the results of operations for the three-month and six-month periods ended July 31, 1997 and 1996 and the statement of cash flows for the six-month periods then ended. The results of operations for the three-month and six-month periods ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Margolis & Company P.C. the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the year ended January 31, 1997.



NOTE 2 - PRO-FORMA INFORMATION

In connection with the Company's acquisition of Strobic Air in September, 1996, the pro-forma results of operations for the six-month period ended July 31, 1996 would have been as follows, if the acquisition had been made as of February 1, 1996:


Net sales                                            $ 30,095,145
Income before taxes on income                           4,883,494
Net income                                              2,937,704


Earnings per share                                   $        .42



NOTE 3 - INVENTORIES

Inventories were comprised of the following:


                                        July 31,                 January 31,
                                          1997                      1997
                                      -----------                -----------
    Raw material                      $ 5,281,624                $ 4,784,192
    Work in progress                    1,893,489                  1,715,157
    Finished goods                      4,524,597                  4,098,464
                                      -----------                -----------

                                      $11,699,710                $10,597,813
                                      ===========                ===========

                                 MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 will be adopted by the Company as required in the fourth quarter of the year ended January 31, 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. The application of SFAS No. 128 will not have an impact on reported earnings per share for the three-month and six-month periods ended July 31, 1997 and 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of July 31, 1997 and the related condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 1997 and 1996 and cash flows for the six-month periods ended July 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




                                                    Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 12, 1997

                               MET-PRO CORPORATION



Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations


Results of Operations:

    Six-months Ended July 31, 1997 vs Six-months Ended July 31, 1996.

Net sales for the six-month period ended July 31, 1997 were $30,779,562 compared to $28,491,576 for the six-month period ended July 31, 1996, an increase of $2,287,986 or 8.0%. This increase was due to higher sales in both the Fluid Handling and the Pollution Control Systems and Allied Equipment segments of the business, plus the impact of the Strobic Air Corporation ("Strobic Air") acquisition which was effective July 31, 1996. The length of time required to design, engineer, manufacture and ship product, especially in the Pollution Control Systems and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

The backlog at July 31, 1997 was 37.2% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 10.4% higher for the six-month period ended July 31, 1997 than for the six-month period ended July 31, 1996.

Net income for the six-month period ended July 31, 1997 was $3,486,132 compared to $2,878,458 for the six-month period ended July 31, 1996, an increase of $607,674 or 21.1%. The increase in net income is related to higher sales volume of $2,287,986 for the six-month period ended July 31, 1997, plus the improvement in the gross margin, and the impact of the Strobic Air acquisition.

The gross margin for the six-month period ended July 31, 1997 was 36.9% compared to 35.0% for the same period last year. The improvement in the gross margin of 1.9% can be attributed to a combination of capacity utilization, product mix and production efficiencies in both business segments.

Selling expense increased $271,855 during the six-month period ended July 31, 1997 compared to the same period last year. This is due to increased staffing levels and higher advertising costs which are required to position our diversified businesses for future growth, plus the impact of the Strobic Air acquisition. Selling expense as a percentage of sales was 9.0% for the six-month period ended July 31, 1997, virtually flat compared to the six-month period ended July 31, 1996.

General and administrative expense was $3,416,994 for the six-month period ended July 31, 1997 compared to $2,951,178 for the same period last year, an increase of $465,816. General and administrative expense as a percentage of sales increased to 11.1% for the six-month period ended July 31, 1997 from 10.4% for the same period last year. The increase is related primarily to the acquisition of Strobic Air.

Other income, net, increased $315,876 for the six-month period ended July 31, 1997 compared to the six-month period ended July 31, 1996, due to interest earned on higher cash balances and a $110,000 gain on the sale of Strobic Air's former manufacturing facility. Strobic Air relocated its manufacturing operations from Bensalem, PA to Harleysville, PA during the second quarter of this fiscal year.

The effective tax rate for the six-month period ended July 31, 1997 was 39.0% compared to 39.5% for the six-month period ended July 31, 1996. The change in the effective tax rate had virtually no effect on earnings per share.

     Three-months Ended July 31, 1997 vs Three-months Ended July 31, 1996.

Net sales for the three-month period ended July 31, 1997 were $15,866,826 compared to $14,759,594 for the three-month period ended July 31, 1996, an increase of $1,107,232 or 7.5%. This increase was attributable to higher sales in both business segments, combined with the acquisition of Strobic Air which was effective as of July 31, 1996.

                               MET-PRO CORPORATION



Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations continued...


Net income for the three-month period ended July 31, 1997 was $1,789,765 compared to $1,457,021 for the three-month period ended July 31, 1996, an increase of $332,744 or 22.8%. The increase is related to higher sales and the impact of the Strobic Air acquisition.

The gross margin for the three-month period ended July 31, 1997 was 35.7% compared to 33.9% for the same period last year. The improvement in the gross margin can be attributed to a combination of improved capacity utilization, product mix, and production efficiencies in both business segments.

Selling expenses increased $140,113 during the three-month period ended July 31, 1997 compared to the same period last year. As a percentage of net sales, selling expense increased to 8.8% for the three-month period ended July 31, 1997 from 8.5% for the three-month period ended July 31, 1996. The increase is due primarily to increased staffing levels in operations, plus the acquisition of Strobic Air.

General and administrative expense was $1,715,554 during the three-month period ended July 31,1997 compared to $1,447,663 during the three-month period July 31, 1996, an increase of $267,891. General and administrative expense for the three-month period ended July 31, 1997 increased to 10.8% of net sales compared to 9.8% for the same period last year. The increase is related primarily to the acquisition of Strobic Air.

Other income, net was $377,573 for the three-month period ended July 31, 1997 compared to $105,670 for the three-month period ended July 31, 1996, an increase of $271,903. The increase results principally from the $110,000 gain on the sale of Strobic Air's property and the interest earned on higher cash balances.

The effective tax rate for the three-month period ended July 31, 1997 was 39.0% compared to 39.5% for the same period last year. The differential in the effective tax rate had virtually no effect on earnings per share.


Liquidity:

The Company's cash and cash equivalents was $10,398,142 on July 31, 1997 compared to $9,070,976 on January 31, 1997, an increase of $1,327,166. This increase is the net result of positive cash flow provided by operating activities totalling $4,267,574, proceeds received from the exercise of stock options of $430,425, proceeds received from the sale of property and equipment of $668,019, offset by payment of the annual cash dividend amounting to $1,915,832, payments on long-term debt totalling $791,350, purchase of treasury stock amounting to $603,865, and investment in property and equipment amounting to $671,248. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $10,337,999 on July 31, 1997 compared to $10,570,528 on January 31, 1997, which represents a decrease of $232,529. The timing and size of shipments, and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $11,699,710 on July 31, 1997 compared to $10,597,813 on January 31, 1997, an increase of $1,101,897. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required, which is especially true in the Pollution Control Systems and Allied Equipment segment of the business.

                               MET-PRO CORPORATION


Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations continued...


Current liabilities amounted to $12,074,104 on July 31, 1997 compared to $11,374,115 on January 31, 1997, an increase of $699,989. Accrued expenses, payroll and other taxes payable, customer progress payments and the current portion of long-term debt accounted for $1,117,148 of the increase, offset by a decrease in accounts payable amounting to $417,159.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs, and the Company presently foresees no change in this situation.


Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 1997 amounted to $4,267,574 compared to $2,373,293 in the six-month period ended July 31, 1996, an increase of $1,894,281. The increase is attributable to higher sales activity in both business segments, the timing of the payment of current obligations, customers' advances on projects in process, offset by higher inventory balances.

Cash flows used in investing activities during the six-month period ended July 31, 1997 amounted to $3,229 compared to $1,136,135 for the six-month period ended July 31, 1996. The Company's investing activities for the six-month period ended July 31, 1997 represent the acquisition of property, plant and equipment in the combined operations, offset by proceeds received from the sale of property and equipment associated with Strobic Air which were consolidated with existing facilities in Harleysville, PA.

Financing activities during the six-month period ended July 31, 1997 utilized $2,880,622 of available resources compared to $2,989,800 for the six-month period ended July 31, 1996. The 1997 activity is the result of the payment of the annual cash dividend amounting to $1,915,832, reduction of long-term debt totalling $791,350, plus the purchase of treasury stock totalling $603,865, offset by proceeds from the exercise of stock options totalling $430,425.

On February 24, 1997, the Board of Directors declared a $.27 per share annual cash dividend (compared to the $.22 per share cash dividend paid in April, 1996, as adjusted for a 3-for-2 stock split declared on June 5, 1996) payable on April 25, 1997 to stockholders of record on April 11, 1997. The dividend paid on the Common Stock represented 31.4% of the prior fiscal year earnings.

Consistent with past practices, the Company will continue to invest in new product development programs, and make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.

                               MET-PRO CORPORATION


Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations continued...


Other Matters:

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, business development activities, other capital spending, financing, or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development activities, dependence on existing management, global economic and market conditions, and changes in federal or state laws.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K
    There were no reports on Form 8-K filed for the six-month period ended July 31, 1997.







                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               Met-Pro Corporation
                               ------------------------
                               (Registrant)


August 25, 1997                /S/ William L. Kacin
                               ------------------------
                               William L. Kacin,
                               President,
                               Chief Executive Officer and Director