Form 10-Q
period 1997-10-31
MET PRO CORP
filed 1997-11-19
CIK 65201

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


 For the quarter ended October 31, 1997         Commission file number 001-07763


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


         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 7,055,273 (as of October 31, 1997).



================================================================================

                                                       MET-PRO CORPORATION



                                                              INDEX


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed consolidated balance sheet as of
                  October 31, 1997 and January 31, 1997.......................................................  2
          Condensed consolidated statement of operations for the three-month and nine-month periods ended October 31, 1997 and October 31, 1996..........................  3
          Condensed consolidated statement of cash flows for the nine-month periods ended October 31, 1997 and 1996.....................................................  4
          Notes to condensed consolidated financial statements................................................  5
          Report on review by independent accountants.........................................................  7

  Item 2. Management's discussion and analysis of financial condition and results of operations...................................................................  8


PART II - OTHER INFORMATION

  Item 6(b).  Reports on Form 8-K............................................................................. 12

SIGNATURES.................................................................................................... 12


                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                               October 31,                  January 31,
ASSETS                                                                            1997                         1997
-----------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                                  $10,781,018                  $ 9,070,976
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $272,000 and
       $233,000, respectively                                                   10,643,629                   10,570,528
    Notes receivable-ESOT                                                          200,000                      400,000
    Inventories                                                                 12,569,441                   10,597,813
    Prepaid expenses, deposits and other current assets                            828,058                      571,226
    Deferred income taxes                                                          913,103                      878,003
-----------------------------------------------------------------------------------------------------------------------
           Total current assets                                                 35,935,249                   32,088,546

Property, plant and equipment, net                                              13,868,363                   14,346,995
Costs in excess of net assets of businesses acquired, net                        7,244,628                    7,502,470
Other assets                                                                     1,645,034                    2,141,380
-----------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $58,693,274                  $56,079,391
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                          $ 1,390,667                  $ 1,585,087
    Accounts payable                                                             2,842,347                    2,996,065
    Accrued salaries, wages and expenses                                         7,326,713                    6,424,709
    Payroll and other taxes payable                                                 16,318                       19,685
    Customers' advances                                                            625,460                      348,569
-----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             12,201,505                   11,374,115

Long-term debt                                                                   2,690,148                    3,683,419
Other non-current liabilities                                                      230,010                      172,941
Deferred income taxes                                                              383,353                      495,990
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     15,505,016                   15,726,465
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,138,625 shares issued, at both dates,
       of which 83,352 and 95,189 shares were reacquired
       and held in treasury at the respective dates                                713,862                      713,862
    Additional paid-in capital                                                   7,871,337                    8,260,289
    Retained earnings                                                           35,896,852                   32,467,223
    Cumulative translation adjustment                                             (103,439)                      19,121
    Treasury stock, at cost                                                     (1,190,354)                  (1,107,569)
-----------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              43,188,258                   40,352,926
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $58,693,274                  $56,079,391
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                                MET-PRO CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                    (unaudited)



                                                                    Nine Months Ended                    Three Months Ended
                                                                       October 31,                           October 31,
                                                                 1997               1996               1997               1996
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $47,044,874        $44,747,320        $16,265,312        $16,255,744

Cost of goods sold                                            29,819,916         29,340,193         10,395,355         10,824,634
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                  17,224,958         15,407,127          5,869,957          5,431,110
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                    4,154,327          3,751,998          1,376,222          1,245,748

    General and administrative                                 5,064,864          5,025,147          1,647,870          2,073,969
---------------------------------------------------------------------------------------------------------------------------------
                                                               9,219,191          8,777,145          3,024,092          3,319,717
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                         8,005,767          6,629,982          2,845,865          2,111,393

Other income, net                                                757,283            718,545            202,214            479,352
---------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                  8,763,050          7,348,527          3,048,079          2,590,745

Provision for taxes on income                                  3,417,589          2,902,667          1,188,750          1,023,343
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 5,345,461        $ 4,445,860        $ 1,859,329        $ 1,567,402
=================================================================================================================================

Earnings per share, primary and fully diluted (1)            $       .75        $       .63        $       .26        $       .22

Cash dividend per share - declared (2)                       $       .27        $       .22        $        --        $        --

Cash dividend per share - paid (2)                           $       .27        $       .22        $        --        $        --
=================================================================================================================================



(1) Based on weighted average number of common stock and common stock equivalents outstanding during each nine-month period (adjusted for the 3-for-2 stock split completed on July 8, 1996). The weighted average number of common shares outstanding was 7,158,798 and 7,068,753 in the nine-month periods ended October 31, 1997 and 1996, respectively, and 7,158,934 and 7,133,756 in the three-month periods ended October 31, 1997 and 1996, respectively.

(2) The Company declared a cash dividend of $.22 per share (adjusted for stock split) on February 26, 1996 payable on April 26, 1996 to share-holders of record on April 12, 1996. On February 24, 1997, the company also declared a $.27 per share cash dividend payable on April 25, 1997 to shareholders of record on April 11, 1997.


See accompanying notes to condensed consolidated financial statements.

                                                MET-PRO CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                             October 31,
                                                                                  1997                         1996
------------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                      $ 5,824,959                 $  5,259,664
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                  681,819                    1,147,183
    Acquisitions of property and equipment                                     (1,052,544)                  (1,526,928)
    Payment for purchase of Strobic Air Corporation,
      net of cash acquired                                                             --                  (3,529,338)
-----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                    (370,725)                  (3,909,083)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Proceeds from new borrowings                                                       --                    3,500,000
    Reduction of debt                                                          (1,187,691)                  (1,447,645)
    Exercise of stock options                                                     512,145                      235,838
    Payment of dividends                                                       (1,915,832)                  (1,530,693)
    Purchase of treasury shares                                                (1,106,476)                  (1,346,747)
    Cash in lieu of fractional shares                                                  --                       (2,685)
-----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                                  (3,697,854)                    (591,932)
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                           (46,338)                      (2,411)
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                       1,710,042                      756,238

Cash and cash equivalents at February 1                                         9,070,976                    7,415,375
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                      $ 10,781,018                  $ 8,171,613
=======================================================================================================================




                                                SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

   Interest                                                                   $   245,541                  $   128,503
   Income taxes                                                               $ 3,271,657                  $ 2,719,529
=======================================================================================================================













See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1997 and the results of operations for the three-month and nine-month periods ended October 31, 1997 and 1996 and the statement of cash flows for the nine-month periods then ended. The results of operations for the three-month and nine-month periods ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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



NOTE 2 - PRO-FORMA INFORMATION

In connection with the Company's acquisition of Strobic Air in September, 1996, the pro-forma results of operations for the nine-month period ended October 31, 1996 would have been as follows, if the acquisition had been made as of February 1, 1996:



Net sales                                            $47,954,457
Income before taxes on income                          7,599,951
Net income                                             4,564,341


Earnings per share                                   $       .65



NOTE 3 - INVENTORIES

Inventories were comprised of the following:


                                            October 31,              January 31,
                                               1997                     1997
                                            -----------              -----------
    Raw material                            $ 5,674,248              $ 4,784,192
    Work in progress                          2,034,246                1,715,157
    Finished goods                            4,860,947                4,098,464
                                            -----------              -----------
                                            $12,569,441              $10,597,813
                                            ===========              ===========

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 will be adopted by the Company as required in the fourth quarter of the year ended January 31, 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. The application of SFAS No. 128 will not have an impact on reported earnings per share for the three-month and nine-month periods ended October 31, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". Upon adoption of SFAS No. 130 for the year ended January 31, 1999, the Company will present as part of its annual financial statements, a separate financial statement to include all components of comprehensive income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this standard and will implement the statement during its fiscal year ending January 31, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of October 31, 1997 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 31, 1997 and 1996 and cash flows for the nine-month periods ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





                                             Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 13, 1997

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

    Nine-months Ended October 31, 1997 vs Nine-months Ended October 31, 1996.

Net sales for the nine-month period ended October 31, 1997 were $47,044,874 compared to $44,747,320 for the nine-month period ended October 31, 1996, an increase of $2,297,554 or 5.1%. This increase was principally related to the impact of the Strobic Air Corporation ("Strobic Air") acquisition which was effective July 31, 1996. The length of time required to design, engineer, manufacture and ship product, especially in the Pollution Control Systems and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

The backlog at October 31, 1997 was 24.2% higher compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 6.1% higher for the nine-month period ended October 31, 1997 than for the nine-month period ended October 31, 1996.

Net income for the nine-month period ended October 31, 1997 was $5,345,461 compared to $4,445,860 for the nine-month period ended October 31, 1996, an increase of $899,601 or 20.2%. The increase in net income is related to higher sales volume of $2,297,554 for the nine-month period ended October 31, 1997, plus the improvement in the gross margin, and the impact of the Strobic Air acquisition.

The gross margin for the nine-month period ended October 31, 1997 was 36.6% compared to 34.4% for the same period last year. The improvement in the gross margin of 2.2% can be attributed to a combination of capacity utilization, product mix and production efficiencies in both business segments.

Selling expense increased $402,329 during the nine-month period ended October 31, 1997 compared to the same period last year. This is due to increased staffing levels and higher advertising costs which are required to position our diversified businesses for future growth, plus the impact of the Strobic Air acquisition. Selling expense as a percentage of sales was 8.8% for the nine-month period ended October 31, 1997 compared to 8.4% for the nine-month period ended October 31, 1996.

General and administrative expense was $5,064,864 for the nine-month period ended October 31, 1997 compared to $5,025,147 for the same period last year, an increase of $39,717. General and administrative expense as a percentage of sales decreased to 10.8% for the nine-month period ended October 31, 1997 from 11.2% for the same period last year.

Other income, net, increased $38,738 for the nine-month period ended October 31, 1997 compared to the nine-month period ended October 31, 1996, due to interest earned on higher cash balances.

The effective tax rate for the nine-month period ended October 31, 1997 was 39.0% compared to 39.5% for the nine-month period ended October 31, 1996. The change in the effective tax rate had virtually no effect on earnings per share.

    Three-months Ended October 31, 1997 vs Three-months Ended October 31, 1996.

Net sales for the three-month period ended October 31, 1997 were $16,265,312 compared to $16,255,744 for the three-month period ended October 31, 1996, an increase of $9,568.

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Net income for the three-month period ended October 31, 1997 was $1,859,329 compared to $1,567,402 for the three-month period ended October 31, 1996, an increase of $291,927 or 18.6%. The increase is related to slightly higher sales and the improvement in gross margin.

The gross margin for the three-month period ended October 31, 1997 was 36.1% compared to 33.4% for the same period last year. The improvement in the gross margin can be attributed to a combination of improved capacity utilization, product mix, and production efficiencies in both business segments.

Selling expenses increased $130,474 during the three-month period ended October 31, 1997 compared to the same period last year. This is due to increased staffing levels and higher advertising costs required to position our diversified businesses for future growth. As a percentage of net sales, selling expense increased to 8.5% for the three-month period ended October 31, 1997 from 7.7% for the three-month period ended October 31, 1996.

General and administrative expense was $1,647,870 during the three-month period ended October 31,1997 compared to $2,073,969 during the three-month period October 31, 1996, a decrease of $426,099. A sign- on bonus of $350,000 was paid to a management representative under a three-year contract, as part of the Strobic Air acquisition during the three-month period ended October 31, 1996. Excluding this transaction, general and administrative expense for the three-month period ended October 31, 1997 declined to 10.1% of the net sales compared to 10.6% for the same period last year.

Other income, net was $202,214 for the three-month period ended October 31, 1997 compared to $479,352 for the three-month period ended October 31, 1996, a decrease of $277,138. The decrease results principally from the net gain on the sale of an idle property recorded in the three-month period October 31, 1996, offset by the interest earned on higher cash balances for the three-month period October 31, 1997.

The effective tax rate for the three-month period ended October 31, 1997 was 39.0% compared to 39.5% for the same period last year. The differential in the effective tax rate had virtually no effect on earnings per share.

Liquidity:

The Company's cash and cash equivalents was $10,781,018 on October 31, 1997 compared to $9,070,976 on January 31, 1997, an increase of $1,710,042. This increase is the net result of positive cash flow provided by operating activities totalling $5,824,959, proceeds received from the exercise of stock options of $512,145, proceeds received from the sale of property and equipment of $681,819, offset by payment of the annual cash dividend amounting to $1,915,832, payments on long-term debt totalling $1,187,691, purchase of treasury stock amounting to $1,106,476, and investment in property and equipment amounting to $1,052,544. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

Accounts receivable (net) amounted to $10,643,629 on October 31, 1997 compared to $10,570,528 on January 31, 1997, which represents an increase of $73,101. The timing and size of shipments, and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $12,569,441 on October 31, 1997 compared to $10,597,813 on January 31, 1997, an increase of $1,971,628. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required, which is especially true in the Pollution Control Systems and Allied Equipment segment of the business.

Current liabilities amounted to $12,201,505 on October 31, 1997 compared to $11,374,115 on January 31, 1997, an increase of $827,390. Accrued expenses and customer progress payments accounted for $1,178,895 of the increase, offset by a decrease in accounts payable, current portion of long-term debt and payroll and other taxes payable amounted to $351,505.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs, and the Company presently foresees no change in this situation.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 1997 amounted to $5,824,959 compared to $5,259,664 in the nine-month period ended October 31, 1996, an increase of $565,295. The increase is attributable to higher operating profits in both business segments, customers' advances on projects in progress, offset by higher inventory balances and the timing of the payment of current obligations.

Cash flows used in investing activities during the nine-month period ended October 31, 1997 amounted to $370,725 compared to $3,909,083 for the nine-month period ended October 31, 1996. The Company's investing activities for the nine-month period ended October 31, 1997 represent the acquisition of property, plant and equipment in the combined operations, offset by proceeds received from the sale of property and equipment associated with Strobic Air operations which were consolidated with existing facilities in Harleysville, Pennsylvania. The cash flows used in investing activities of $3,909,083 for the nine-month period ended October 31, 1996 is due primarily to the acquisition of Strobic Air Corporation which was purchased using $3,529,338 of cash and the acquisition of property, plant and equipment amounting to $1,526,928, offset by proceeds from the sale of property and equipment amounting to $1,147,183.

Financing activities during the nine-month period ended October 31, 1997 utilized $3,697,854 of available resources compared to $591,932 for the nine-month period ended October 31, 1996. The 1997 activity is the result of the payment of the annual cash dividend amounting to $1,915,832, reduction of long-term debt totalling $1,187,691, plus the purchase of treasury stock totalling $1,106,476, offset by proceeds from the exercise of stock options totalling $512,145.

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


Other Matters:

On August 27, 1997, the Company announced the initiation of a 150,000 share stock repurchase program. The stock repurchase program of 100,000 shares announced on November 19, 1996 has been completed. The stock repurchase programs were initiated, because in management's view, the current stock price does not reflect the true stock value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue this program at any time.

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

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K

    There were no reports on Form 8-K filed for the nine-month period ended October 31, 1997.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               Met-Pro Corporation
                               -------------------------
                               (Registrant)


November 19, 1997              /S/    William L. Kacin
                               -------------------------
                               William L. Kacin,
                               President,
                               Chief Executive Officer and Director


November 19, 1997              /S/    Gary J. Morgan
                               -------------------------
                               Gary J. Morgan,
                               Vice President of Finance,
                               Secretary and Treasurer, Chief
                               Financial Officer and Chief Accounting Officer