Form 10-K
period 1998-01-31
MET PRO CORP
filed 1998-04-24
CIK 65201

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended: January 31, 1998         Commission file number 001-07763

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _________

        The number of shares outstanding of the Registrant's Common Stock was 6,999,298 as of April 10, 1998. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $104,989,470 as of April 10, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement filed pursuant to Regulation 14A                      Form 10-K
 in connection with Registrant's Annual Meeting of                   Part Number
 Stockholders to be held on                                          -----------
 June 3, 1998 .....................................................      III

                                     INDEX

PART I
            Item 1.  Business.............................................     2
            Item 2.  Properties...........................................     6
            Item 3.  Legal Proceedings....................................     7
            Item 4.  Submission of Matters to a Vote of Security Holders..     7

PART II
            Item 5.  Market for Registrant's Common Equity and
                     Related Stockholder Matters..........................     8
            Item 6.  Selected Financial Data..............................     9
            Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................     9
            Item 7A. Quantitative and Qualitative Disclosure
                     About Market Risks...................................    13
            Item 8.  Financial Statements and Supplementary Data..........    14
            Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................    30

PART III
            Item 10. Directors and Executive Officers of the Registrant...    30
            Item 11. Executive Compensation...............................    30
            Item 12. Security Ownership of Certain Beneficial
                     Owners and Management................................    30
            Item 13. Certain Relationships and Related Transactions.......    30

PART IV
            Item 14. Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..............................    31

SIGNATURES................................................................    32

                                     PART I

ITEM 1. BUSINESS:

GENERAL:

            Met-Pro Corporation ("Met-Pro" or the "Company") was incorporated in the State of Delaware on March 30, 1960. The Company was taken public on April 6, 1967 and has been traded on the American Stock Exchange since July 25, 1978. The Company's principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. The Company operates through eight divisions and two wholly owned subsidiaries. Except where otherwise indicated by the context used herein, references to the "Company" means Met-Pro Corporation and its wholly owned subsidiaries.

            The Company manufactures and sells pollution control and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

            There were no other material changes in the nature of the business conducted by the Company during the fiscal year ended January 31, 1998.


PRODUCTS, SERVICES AND MARKETS:

            The Stiles-Kem Division, located in Waukegan, Illinois, is a leading manufacturer of specialty chemicals for the control of lead and copper leaching, scale, and the discoloration of drinking water caused by the presence of iron and manganese in the source water. Stiles-Kem Division's products for drinking water treatment are food grade and are certified to meet existing state, federal and ANSI/NSF standards for health effects in drinking water. The products are distributed through a network of distributors located in the United States and Canada.

            The Sethco Division, located on Long Island, New York, designs, manufactures and sells corrosion resistant pumps, filter chambers and filter systems with flow rates to about 200 gallons per minute. These products are used in wastewater treatment systems and fume scrubbers for pollution control. They are also widely used in the metal finishing, electronics and chemical processing industries. Sethco products are sold to original equipment manufacturers and to catalog supply houses through a network of non-exclusive distributors.

            Mefiag(R), operating through its wholly owned subsidiary, Mefiag B. V., located in Heerenveen, Holland, and the Mefiag Division, located in Harleysville, Pennsylvania, designs and manufactures filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag(R) filters are used in the toughest, most corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, United States, Asia and other major markets throughout the world.

            The Systems Division, located in West Chester, Pennsylvania, remains a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division's air pollution control capabilities include; carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also manufactures a full range of catalytic converters for stationary engines and cogeneration plants to greatly reduce smog producing and toxic gases, such as NOx, CO and residual hydrocarbons, which are emitted from these sources.

            The Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air pollution control equipment. The Division's major products include odor control systems, fume and emergency gas scrubbers, particulate collectors, stripping towers, process tanks and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall's support services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. Over ninety factory trained manufacturer's representatives sell Duall's engineered systems to industrial and municipal clients.

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

            The Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic ("FRP") centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches and a wide variety of waste liquids. Fybroc's new second generation epoxy resin, EY-2, allows us to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The new EY-2 material also expands our pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Our new EY-2 material will allow us to enter new markets such as pharmaceutical, petrochemical, fertilizer and pesticides. A worldwide distributor network provides outstanding levels of sales, engineering and customer service.

            The Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality pumps that handle a broad range of industrial applications. Users such as the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries choose Dean Pump products particularly for their high temperature applications. The Division's products are sold through an extensive network of distributors.

            Strobic Air Corporation, located in Harleysville, Pennsylvania, designs, manufactures and holds patents on specialty blowers and industrial fans for industrial applications including laboratories, hospitals, semi-conductor manufacturers, government laboratories, pharmaceutical, chemical, petrochemical plants and other testing laboratory facilities. Sales, engineering and customer service are provided through a distributor network located throughout the United States and Canada. A manufacturing and sales office has been established at the Mefiag B.V. facility in Heerenveen, Holland. In the second quarter of this fiscal year, our wholly owned subsidiary, Strobic Air Corporation, was successfully relocated from Bensalem to Harleysville, Pennsylvania. The benefits from this relocation are already evident in Strobic Air's operations and are expected to continue.

            The Company markets its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company's products are sold worldwide primarily in industrial markets.

            The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

                                          PERCENTAGE OF NET SALES
                                        FISCAL YEAR ENDED JANUARY 31,
                                   1998              1997              1996
                                 ------------------------------------------
            United States         86.0%             87.6%             87.6%
            Foreign               14.0%             12.4%             12.4%
                                 ------------------------------------------
            Net Sales            100.0%            100.0%            100.0%
                                 ==========================================


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

            Research and development expenses were $0.7 million in 1998, $0.7 million in 1997 and $0.6 million in 1996.


PATENTS AND TRADEMARKS:

            The Company maintains a small number of patents and trademarks. The Company considers these items important to the business, although it considers no individual item material to its business.


REGULATORY MATTERS:

            The Company is subject to environmental laws and regulations concerning air emissions, discharges to water processing facilities, and the generation, handling, storage and disposal of waste materials in all operations. All of the Company's production and manufacturing facilities are controlled under permits issued by federal, state and local regulatory agencies. The Company believes it is presently in compliance with these laws and regulations. Compliance with federal, state and local provisions relating to protection of the environment has had no material effect upon capital expenditures, earnings or the competitive position of the Company.


BACKLOG:

            Generally, the Company's customers are not subject to long-term contracts, but to purchase orders accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders considered to be firm totalled $6,143,284 and $6,017,795 as of January 31, 1998 and 1997, respectively.


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


EMPLOYEES:

            As of January 31, 1998, the Company employed approximately 387 persons, of whom 184 were involved in manufacturing, and 203 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 15 years and considers its employee relations to be good.


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

            For information concerning foreign net sales on a segment basis, reference is made to the Consolidated Business Segment Data contained on page 18.

EXECUTIVE OFFICERS OF THE REGISTRANT:

            The following table sets forth certain information regarding the executive officers of the Company.

            Walter A. Everett, age 76, is Chairman of the Board of Directors of the Company. He is the former President and Chief Executive Officer. Except for a brief period prior to August 15, 1990, he has been a Director of the Company for the past twenty-eight years.

            William L. Kacin, age 66, is President, Chief Executive Officer and a Director of the Company. He was elected to this position in February, 1993. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

            Gary J. Morgan, CPA, age 43, is Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was elected Vice President of Finance, Chief Financial Officer, Secretary and Treasurer in October 1997 and a Director of the Company in February, 1998. Mr. Morgan joined the Registrant in 1980 and previously held the position of Corporate Controller.

            Mark A. Betchaver, age 48, is a Vice President of Registrant and General Manager of the Sethco Division, to which he was elected in June, 1993. He joined the Registrant in 1972 and was most recently Sales Manager of the Division.

            Carl W. Dean, age 51, is a Vice President of Registrant and General Manager of the Dean Pump Division, to which office he was elected in February, 1987. He was employed by Dean Brothers Pumps, Inc. in 1972 and became an employee of Registrant when that entity was acquired in July, 1984. He previously held the position of Sales Manager of the Division.

            Raymond J. De Hont, age 44, is a Vice President of Registrant and General Manager of the Fybroc Division, to which office he was elected in June, 1995. He joined the Registrant in June, 1995. For more than five years prior thereto, Mr. De Hont was employed by Air and Water Technologies and served in various capacities. His last position was Executive Vice President of their Service Group.

            Sonja M. Haggert, age 44, is a Vice President of Registrant and General Manager of the Keystone Filter Division, to which office she was elected in February, 1993. She joined the Registrant in 1978 and previously held the position of Distributor Sales Manager of the Division.

            Hans J. D. Huizinga, age 47, is the Managing Director of Mefiag B.V., a wholly owned subsidiary of Registrant, located in Heerenveen, Holland, an office to which he was elected in August, 1993. He was employed by Mefiag B.V. (formerly Systems Engineering and Manufacturing Corp. Nederland B.V.) for over five years as Managing Director prior to becoming an employee of the Registrant's subsidiary on June 30, 1993, when Registrant acquired that company.

            Gregory C. Kimmer, age 43, is Vice President and General Manager of the Duall Division, to which office he was elected in October, 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

            William F. Mersch, age 44, is a Vice President of Registrant and General Manager of the Stiles-Kem Division, to which office he was elected in October, 1996. He joined the Registrant in June, 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation. His last position was Vice President Sales and Marketing.

            Robert P. Replogle, age 57, is Vice President and Director of the International Sales Division and the Mefiag Division, to which offices he was elected in December, 1995. He joined the Registrant in December, 1973 and previously held the position of Director of the International Sales Division and the Mefiag Division.

            Lynn T. Secrest, age 60, is a Vice President of Registrant and General Manager of Strobic Air Corporation, to which office he was elected in October, 1996, in connection with the Company's acquisition of Strobic Air Corporation. For more than five years prior thereto, Mr. Secrest was employed by Strobic Air Corporation as President.

            There is no family relationship between any of the Directors or executive officers of Registrant. Each officer serves at the pleasure of the Board of Directors, except for Mr. Secrest, with whom the Company entered into an employment agreement in connection with the acquisition of Strobic Air Corporation.

ITEM 2. PROPERTIES:

            The Company owns and operates nine manufacturing and production facilities as described below:


            NAME                                 STRUCTURE                                PROPERTY/LOCATION                  STATUS
Executive Offices,                     73,000 square feet, cement                      17 acres in Harleysville,             Owned
International Division,                building, with finestone facing,                Pennsylvania
Mefiag Division and                    built 1976
Strobic Air Corporation

Sethco Division                        30,000 square feet, cement                      4 acres in Hauppauge,                 Owned
                                       block with brick facing,                        Long Island, New York
                                       built 1982

Fybroc Division                        47,500 square feet, cement                      8 acres in Telford,                   Owned
                                       building with brick facing,                     Pennsylvania
                                       built 1991

Keystone Filter Division               31,000 square feet, cement                      2.3 acres in Hatfield,                Owned
                                       block, built 1978                               Pennsylvania

Systems Division                       15,000 square feet, cement                      2 acres in West Chester,              Owned
                                       block, brick and composition                    Pennsylvania
                                       facing, built 1984

Dean Pump Division                     66,000 square feet, metal                       17.1 acres in                         Owned
                                       building                                        Indianapolis, Indiana

Duall Division                         63,000 square feet, metal                       7 acres in Owosso,                    Owned
                                       and masonry building                            Michigan

Stiles-Kem Division                    22,000 square feet, cement                      2.55 acres in                         Owned
                                       block building, built 1996                      Waukegan, Illinois

Mefiag B.V.                            17,200 square feet, metal                       1.1 acres in                          Owned
                                       and masonry building                            Heerenveen, Holland



            During the fiscal year ended January 31, 1998, the Company sold an idle manufacturing facility located in Bensalem, Pennsylvania in which it formerly housed the Strobic Air operations which were consolidated into the Met-Pro Corporation headquarters in Harleysville, Pennsylvania. In addition, the Company sold the idle manufacturing facility in Las Piedras, Puerto Rico which housed its wholly owned subsidiary, Mefiag of Puerto Rico, Inc. On January 31, 1997, this subsidiary was merged into the Company's Harleysville, Pennsylvania manufacturing operations to maximize capacity and improve economies of scale.

ITEM 3. LEGAL PROCEEDINGS:

            Subsequent to January 31, 1997, the Company was served with a Complaint filed against the Company and several other corporations and individuals in the United States District Court for the Eastern District of Pennsylvania. The plaintiff, F. P. Woll, Inc., is the present owner of land and building ("Site") in Lansdale, Pennsylvania which was occupied by the Company and its predecessor for approximately 20 years prior to 1976. The other defendants identified in the Complaint are entities which owned or occupied the Site or neighboring properties at various times, or which insured entities that owned or occupied the Site. The Complaint alleges that the plaintiff has been ordered by the United States Environmental Protection Agency (the "EPA") to take remedial action with respect to petroleum contamination allegedly detected on the Site. The Complaint seeks declaratory relief and monetary damages under federal and state statutes and the common law to recover from the defendants all or some portion of the expenses which the plaintiff has incurred or may incur in connection with the condition of the Site. The Company is vigorously defending against the Complaint. The Company has answered the Complaint and is proceeding with its investigation and discovery of plaintiff's allegations. Because discovery has not yet been completed, it is not possible to assess the strength of the plaintiff's claims or the nature of the Company's defense.

            There are no other material pending legal proceedings to which the Company or any of its wholly owned subsidiaries is a party as of the date of this Annual Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:

            The Company's Common Stock is traded on the American Stock Exchange under the symbol "MPR". The high and low selling prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the American Stock Exchange, are shown below. The price of Common Stock and annual cash dividend have been adjusted to reflect the 3-for-2 stock split occurring on July 8, 1996.


                                                                                         QUARTER ENDED
YEAR ENDED JANUARY 31, 1998                          APRIL                      JULY                     OCTOBER             JANUARY
------------------------------------------------------------------------------------------------------------------------------------
Price range of common stock:
    HIGH                                             $14.25                    $16.13                     $18.50             $17.00
    LOW                                               12.25                     12.25                      16.00              14.81
    CASH DIVIDEND PAID                                  .27                       -                          -                  -

YEAR ENDED JANUARY 31, 1997                          APRIL                      JULY                     OCTOBER             JANUARY
------------------------------------------------------------------------------------------------------------------------------------
Price range of common stock:
    HIGH                                             $11.50                    $13.92                     $13.38             $14.25
    LOW                                                9.75                     11.33                      11.88              12.88
    CASH DIVIDEND PAID                                  .22                       -                          -                  -


            There were 704 registered stockholders at January 31, 1998, and the Company estimates that there are approximately 500 additional stockholders with stock held in street name.

            On February 24, 1997, the Board of Directors declared a $.27 per share annual cash dividend payable on April 25, 1997 to stockholders of record as of April 11, 1997.

            The Company has paid either a cash or stock dividend for twenty-two consecutive years. The Company expects that it will declare a dividend following the end of the next fiscal year in the amount approximately equal to that declared following the fiscal year ended January 31, 1998. Payment of future dividends will depend upon future earnings and capital requirements of the Company and is at the discretion of the Board of Directors.

            On September 12, 1997, the Company completed the purchase of 100,000 shares of its Common Stock which was authorized under the stock repurchase program approved by the Board of Directors on October 11, 1996.

            On August 13, 1997 the Company adopted a program to repurchase 150,000 shares of its Common Stock during the next twelve months at prevailing prices and in accordance with applicable rules in open market transactions during the next twelve months. There were 81,500 shares repurchased under the program as of January 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA:


                                                                                  YEARS ENDED JANUARY 31,
                                                    1998               1997               1996               1995          1994
------------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING STATEMENT DATA
Net sales                                       $62,387,870        $60,853,278        $54,067,320        $50,005,577    $41,199,444
Income from operations                           10,695,596          9,157,131          7,663,957          6,281,437      3,952,510
Net income                                        7,116,481          6,096,002          4,893,885          3,830,042      2,517,155
Earnings per share, basic                              1.01                .87                .70                .55            .36
Earnings per share, diluted                            1.00                .86                .69                .54            .35

SELECTED BALANCE SHEET DATA
Current assets                                  $36,067,260        $32,088,546        $28,268,561        $26,595,928    $21,987,515
Current liabilities                              11,267,545         11,374,115         10,250,506          9,506,301      7,177,206
Working capital                                  24,799,715         20,714,431         18,018,055         17,089,627     14,810,309
Current ratio                                           3.2                2.8                2.8                2.8            3.1
Total assets                                     57,984,240         56,079,391         47,626,587         45,168,544     40,917,481
Long-term obligations                             2,242,047          3,683,419          1,692,962          2,877,386      4,048,119
Total stockholders' equity                       43,840,829         40,352,926         35,012,578         32,084,010     29,187,306
Total capitalization                             46,082,876         44,036,345         36,705,540         34,961,396     33,235,425
Return on average total assets, %                      12.5               11.8               10.5                8.9            6.6
Return on average stockholders' equity, %              16.9               16.2               14.6               12.5            8.9

OTHER FINANCIAL DATA
Capital expenditures                             $1,356,065         $1,811,833         $2,436,419         $1,098,893     $2,415,385
Stockholders' equity per share                         6.27               5.73               5.03               4.61           4.15
Cash dividends paid per share                           .27                .22                .20                .11            .11
Average common shares, basic                      7,053,071          6,989,717          6,999,408          7,000,281      7,037,971
Average common shares, diluted                    7,144,931          7,096,214          7,051,527          7,063,920      7,079,057
Shares of common stock outstanding                6,993,473          7,043,436          6,956,535          6,964,403      7,034,108


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

            The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


GENERAL:

            The Company acquired Strobic Air Corporation ("Strobic Air"), effective as of July 31, 1996. The acquisition was accounted for as a purchase transaction. Accordingly, the consolidated financial data for the year ended January 31, 1997 incorporates Strobic Air's operations for a six-month period.

RESULTS OF OPERATIONS:

            The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

                                                                                YEARS ENDED JANUARY 31,

                                                        1998                          1997                     1996
----------------------------------------------------------------------------------------------------------------------------
Net sales                                             100.0%                        100.0%                   100.0%
Cost of goods sold                                     63.8%                         66.0%                    65.9%
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                           36.2%                         34.0%                    34.1%
Selling, general and administrative expense            19.1%                         19.0%                    19.9%
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                 17.1%                         15.0%                    14.2%

Other income                                            1.6%                          1.5%                     1.0%
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                    18.7%                         16.5%                    15.2%

Provision for taxes                                     7.3%                          6.5%                     6.2%
----------------------------------------------------------------------------------------------------------------------------
Net income                                             11.4%                         10.0%                     9.0%
============================================================================================================================


            FYE 1998 vs FYE 1997:

            Net sales for the year ended January 31, 1998 were $62.4 million, a new record, exceeding net sales for the year ended January 31, 1997 by $1.5 million, an increase of 2.5%. This is the fifth consecutive year of record net sales. Sales in the Pollution Control Systems and Allied Equipment segment were $1.9 million or 6.0% higher than the prior fiscal year due to the acquisition of Strobic Air, effective as of July 31, 1996, combined with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $0.4 million or 1.3% lower than the prior year.

            Foreign sales increased to $8.8 million for the fiscal year ended January 31, 1998 which is a 16.1% increase over the prior year. This increase was due to higher sales in the Middle East region, Pacific Rim, South America and Caribbean Market. Foreign sales increased 18.8% in the Fluid Handling Equipment segment versus the prior fiscal year, while the Pollution Control Systems and Allied Equipment segment increased 0.7% versus the prior fiscal year.

            Net income of $7.1 million for the fiscal year ended January 31, 1998 was $1.0 million or 16.7% above the earnings level of the prior year. This is the fifth consecutive year of increased earnings.

            The gross margin for the fiscal year ended January 31, 1998 increased to 36.2% versus 34.0% for the prior fiscal year. The improvement in gross margin can be attributed to a combination of factors including product mix, production efficiencies and the out-sourcing of the Systems Division's manufacturing operations.

            Selling expense increased approximately $0.5 million or 9.8% over the prior fiscal year. The Strobic Air acquisition accounted for $0.3 million of the increase, combined with increased staffing and marketing efforts in existing operations to position the Company for future growth. Selling expense as a percentage of net sales was 8.5% for the fiscal year ended January 31, 1998, compared to 8.0% for the prior fiscal year.

            General and administrative expense was $6.6 million for the fiscal year ended January 31, 1998 compared to $6.7 million in the prior fiscal year. Our continued focus on cost controls enables us to decrease overall general and administrative expenses. General and administrative expense as a percentage of net sales was 10.5% for the fiscal year ended January 31, 1998 compared to 11.0% for the prior fiscal year.

            Other income of $1.0 million for the fiscal year ended January 31, 1998 consisted primarily of interest income earned on short-term investments and a $0.2 million net gain on the disposal of certain properties. Other income of $0.9 million at January 31, 1997 consisted of interest income on short-term investments and a $0.4 million net gain on the disposal of certain properties.

            The effective tax rate for the fiscal year ended January 31, 1998 was 39.0% compared to 39.5% for the prior year. The change in the effective tax rate had virtually no effect on earnings per share for the fiscal year ended January 31, 1998.

            FYE 1997 vs FYE 1996:

            Net sales for the year ended January 31, 1997 were $60.9 million, a new record, exceeding net sales for the year ended January 31, 1996 by $6.8 million, an increase of 12.6%. This is the fourth consecutive year that net sales have achieved a new record. Sales in the Pollution Control Systems and Allied Equipment segment were $3.5 million or 12.4% higher than the prior fiscal year due to the acquisition of Strobic Air, effective as of July 31, 1996, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $3.3 million or 12.7% higher compared to the prior year due primarily to increased demand for our specialty pump equipment.

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


LIQUIDITY:

            Cash and cash equivalents were $11.3 million on January 31, 1998, an increase of $2.2 million over the previous year. The improvement is the result of cash flows generated from operations combined with the proceeds received from the sale of idle facilities.

            Accounts receivable were $10.7 million at January 31, 1998, an increase of $0.1 million compared to the prior year. The size of orders, the timing of shipments to meet customer requirements and retainage on contracts, combined with increased sales volume, in the Pollution Control and Allied Equipment segment, will influence accounts receivable balances at any point in time.

            Inventories totalled $12.2 million at January 31, 1998, an increase of $1.6 million compared to the prior year. Inventory balances will fluctuate depending upon the size and timing of orders and market demand especially when major systems and contracts are involved.

            Current liabilities decreased from $11.4 million at January 31, 1997 to $11.3 million at January 31, 1998 or $0.1 million.

            The Company has consistently maintained a high current ratio and has not utilized lines of credit totalling $5.0 million which are available for working capital purposes. The current ratio was 3.2 at January 31, 1998 versus a ratio of 2.8 at January 31, 1997.

CAPITAL RESOURCES AND REQUIREMENTS:

            Cash flows provided by operating activities during the fiscal year ended January 31, 1998 amounted to $7.4 million compared to $7.2 million during the prior fiscal year. The increase of $0.2 million can be attributed to higher operating profits in both business segments, customers' advances on projects in progress, offset by higher inventory balances and the timing of the payment of accounts payable.

            Cash flows used in investing activities during the fiscal year ended January 31, 1998 amounted to $0.1 million compared to $3.8 million during the fiscal year ended January 31, 1997. The Company's investing activities for the fiscal year ended January 31, 1998 represent the acquisition of property and equipment in the combined operations, offset by proceeds received from the sale of property and equipment associated with Strobic Air operations which were consolidated with existing facilities in Harleysville, Pennsylvania, and the sale of an idle manufacturing facility in Las Piedras, Puerto Rico. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets in which we serve.

            Financing activities during the fiscal year ended January 31, 1998 utilized $5.1 million of available resources compared to $1.7 million during the prior fiscal year.

            The Company paid $1.6 million of scheduled long-term debt during the current fiscal year. The long-term debt to equity ratio at January 31, 1998 was 5.1% compared to 9.1% at January 31, 1997.

            A total of 84,337 stock options were exercised during the year ended January 31, 1998 which provided cash proceeds of approximately $0.5 million.

            The Company continued to repurchase shares outstanding on the open market at prevailing prices under the stock buyback program authorized on October 11, 1996. The Board of Directors also authorized one stock buyback program totalling 150,000 shares during the fiscal year ended January 31, 1998. The Company repurchased 134,300 shares at a cost of approximately $2.1 million under the combined programs during the year ended January 31, 1998.

            The Board of Directors also declared a cash dividend of $.27 per share which was paid on April 25, 1997 to stockholders of record April 11, 1997. This represented a 22.7% increase in the dividend payout rate, amounting to $1.9 million or 31.4% of prior year earnings.

            As part of our commitment to the future, the Company expended $0.7 million on research and development for each of the fiscal years ended January 31, 1998 and 1997.

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


RECENT ACCOUNTING PRONOUNCEMENTS:

            In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic earnings per share are computed based on the weighted average number of common shares actually outstanding during the year. Met-Pro implemented SFAS No. 128 in the financial statements for the fiscal year ended January 31, 1998.

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Met-Pro is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on Met-Pro's consolidated results of operations, financial position or cash flows.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Met-Pro is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on Met-Pro's consolidated results of operations, financial position or cash flows.

            In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 establishes standards for the disclosures of pension and other postretirement benefit plans. It does not change the measurement and recognition standards for those plans, but does revise and replace the prior disclosure requirements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Met-Pro is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 132 will have no impact on Met-Pro's consolidated results of operations, financial position or cash flows.


YEAR 2000 COMPLIANCE:

            During the fiscal year ended January 31, 1998, the Company began to modify its computer software to correctly process dates for the Year 2000. The Company presently believes that the modifications to its existing software are complete. Although the Company does not expect that it will incur material sums prior to the year 2000 in connection with computer software modifications required in connection therewith, no assurances can be given as to this, nor as to whether the Company will not be adversely affected by Year 2000 compliance problems.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

            As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements". This would include information concerning possible or assumed future activities, plans, results of operations of the Company and statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS:

            Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

        Index to Consolidated Financial Statements and Supplementary Data:

                                                                        Page
                                                                        ----
        Consolidated Financial Statements:
                    Independent Auditor's Report . . . . . . . . . . . .  14
                    Consolidated Balance Sheet . . . . . . . . . . . . .  15
                    Consolidated Statement of Operations . . . . . . . .  16
                    Consolidated Statement of Stockholder's Equity . . .  16
                    Consolidated Statement of Cash Flows . . . . . . . .  17
                    Consolidated Business Segment Data . . . . . . . . .  18
                    Notes to Consolidated Financial Statements . . . . .  19

        Supplementary Data:
                    Quarterly Financial Data . . . . . . . . . . . . . .  30





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


                                              /S/ MARGOLIS & COMPANY P.C.
                                              ---------------------------
                                              Certified Public Accountants


Bala Cynwyd, Pennsylvania

February 19, 1998, except for
        Note 15, as to which the date
        is February 23, 1998

                              MET-PRO CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                                                      JANUARY 31,
ASSETS                                                                                        1998                   1997
------------------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents - Note 3                                                     $11,253,380             $9,070,976
    Accounts receivable, net of allowance for
     doubtful accounts of approximately $280,000
     and $233,000, respectively                                                             10,664,310             10,570,528
    Notes receivable, ESOT - Note 4                                                            200,000                400,000
    Inventories - Note 5                                                                    12,210,749             10,597,813
    Prepaid expenses, deposits and other current assets                                        723,965                571,226
    Deferred income taxes - Note 8                                                           1,014,856                878,003
------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                  36,067,260             32,088,546

Property, plant and equipment, net -
    Notes 6 and 7                                                                           13,787,596             14,346,995
Costs in excess of net assets of businesses acquired, net                                    7,198,915              7,502,470
Other assets                                                                                   930,469              2,141,380
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                         $57,984,240            $56,079,391
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt - Note 7                                              $1,441,964             $1,585,087
    Accounts payable                                                                         2,648,943              2,996,065
    Accrued salaries, wages and expenses - Note 10                                           6,523,442              6,424,709
    Payroll and other taxes payable                                                              5,746                 19,685
    Customers' advances                                                                        647,450                348,569
------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                             11,267,545             11,374,115

Long-term debt - Note 7                                                                      2,242,047              3,683,419
Other non-current liabilities                                                                  249,037                172,941
Deferred income taxes - Note 8                                                                 384,782                495,990
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                     14,143,411             15,726,465
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies - Notes 9, 10 and 14

Stockholders' equity - Note 10
    Common stock, $.10 par value; 18,000,000 and 10,000,000 shares authorized, respectively, 7,138,625 shares issued at both dates, of which 145,152 and
      95,189 shares were reacquired and held in treasury, respectively                         713,862                713,862
    Additional paid-in capital                                                               7,868,357              8,260,289
    Retained earnings                                                                       37,667,872             32,467,223
    Cumulative translation adjustment                                                         (219,015)                19,121
    Treasury stock, at cost                                                                 (2,190,247)            (1,107,569)
------------------------------------------------------------------------------------------------------------------------------
      Net stockholders' equity                                                              43,840,829             40,352,926
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                           $57,984,240            $56,079,391
==============================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      YEARS ENDED JANUARY 31,
                                            1998                 1997                 1996
---------------------------------------------------------------------------------------------
NET SALES                               $62,387,870          $60,853,278          $54,067,320
Cost of goods sold                       39,802,965           40,157,752           35,625,610
---------------------------------------------------------------------------------------------
Gross profit                             22,584,905           20,695,526           18,441,710
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Selling                                  5,331,954            4,854,845            4,489,905
 General and administrative               6,557,355            6,683,550            6,287,848
---------------------------------------------------------------------------------------------
                                         11,889,309           11,538,395           10,777,753
---------------------------------------------------------------------------------------------
Income from operations                   10,695,596            9,157,131            7,663,957
Other income, net - Note 11                 970,767              918,905              561,060
---------------------------------------------------------------------------------------------
Income before taxes                      11,666,363           10,076,036            8,225,017
Provision for taxes - Note 8              4,549,882            3,980,034            3,331,132
---------------------------------------------------------------------------------------------
NET INCOME                               $7,116,481           $6,096,002           $4,893,885
=============================================================================================
EARNINGS PER SHARE, BASIC                     $1.01                 $.87                 $.70
EARNINGS PER SHARE, DILUTED                   $1.00                 $.86                 $.69

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    ADDITIONAL                 CUMULATIVE
                                                          COMMON     PAID-IN      RETAINED     TRANSLATION    TREASURY
                                                           STOCK     CAPITAL      EARNINGS     ADJUSTMENT      STOCK        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1995                                $319,342  $7,401,641    $24,816,542    $233,760    ($687,275) $32,084,010
    Net income                                                  --          --      4,893,885          --           --    4,893,885
    Dividends paid, $.20 per share                              --          --     (1,409,322)         --           --   (1,409,322)
    Stock split, 50%                                       156,580          --       (156,580)         --           --           --
    Cash in lieu of fractional shares                           --          --         (1,986)         --           --       (1,986)
    Stock option transactions - Note 10                         --      41,169             --          --      265,570      306,739
    Purchase of 61,003 shares of treasury stock                 --          --             --          --     (836,321)    (836,321)
    Cumulative translation adjustment                           --          --             --     (24,427)          --      (24,427)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1996                                 475,922   7,442,810     28,142,539     209,333   (1,258,026)  35,012,578
    Net income                                                  --          --      6,096,002          --           --    6,096,002
    Dividends paid, $.22 per share                              --          --     (1,530,693)         --           --   (1,530,693)
    Stock split, 50%                                       237,940          --       (237,940)         --           --           --
    Cash in lieu of fractional shares                           --          --         (2,685)         --           --       (2,685)
    Stock option transactions - Note 10                         --     143,514             --          --      406,813      550,327
    Purchase of 156,900 shares of treasury stock                --          --             --          --   (1,982,411)  (1,982,411)
    Acquisition of Strobic Air Corporation - Note 2             --     673,965             --          --    1,726,055    2,400,020
    Cumulative translation adjustment                           --          --             --    (190,212)          --     (190,212)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997                                 713,862   8,260,289     32,467,223      19,121   (1,107,569)  40,352,926
    Net income                                                  --          --      7,116,481          --           --    7,116,481
    Dividends paid, $.27 per share                              --          --     (1,915,832)         --           --   (1,915,832)
    Stock option transactions - Note 10                         --    (391,932)            --          --    1,031,212      639,280
    Purchase of 134,300 shares of treasury stock                --          --             --          --   (2,113,890)  (2,113,890)
    Cumulative translation adjustment                           --          --             --    (238,136)          --     (238,136)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998                                $713,862  $7,868,357    $37,667,872   ($219,015) ($2,190,247) $43,840,829
====================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            YEARS ENDED JANUARY 31,
                                                                                1998                  1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $7,116,481            $6,096,002            $4,893,885
    Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                                            1,830,630             1,707,547             1,613,391
     Deferred income taxes                                                     (247,754)             (379,520)             (222,131)
     (Gain) on sale of property and equipment, net                             (193,117)             (369,100)               (4,217)
     Non-cash compensation expensed on
        grant of stock options                                                  122,595               286,733                    --
     Allowance for doubtful accounts                                             47,307                38,014                10,528
     (Increase) decrease in operating assets,
        net of acquisition of Strobic Air Corporation:
       Accounts receivable                                                     (229,602)             (617,027)             (833,030)
       Notes receivable, ESOT                                                   200,000                    --              (400,000)
       Inventories                                                           (1,690,754)              496,743               400,946
       Prepaid expenses and other current assets                               (158,739)               82,789                89,169
       Other assets                                                             411,562               (40,968)              (38,929)
     Increase (decrease) in operating liabilities,
        net of acquisition of Strobic Air Corporation:
       Accounts payable, accrued expenses and taxes                            (231,737)             (106,710)              596,986
       Customers' advances                                                      298,881               (62,840)              139,022
       Other non-current liabilities                                             76,097                71,595                66,498
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                               7,351,850             7,203,258             6,312,118
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                              1,308,995             1,498,747                 4,881
    Acquisitions of property and equipment                                   (1,356,065)           (1,811,833)           (2,436,419)
    Payment for purchase of Strobic Air Corporation,
       net of cash acquired                                                          --            (3,535,898)                   --
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) investing activities                                  (47,070)           (3,848,984)           (2,431,538)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from new borrowings                                                     --             3,500,000                    --
    Reduction of debt                                                        (1,584,495)           (1,919,659)           (1,177,068)
    Exercise of stock options                                                   516,685               263,594               306,739
    Payment of dividends                                                     (1,915,832)           (1,530,693)           (1,409,322)
    Cash in lieu of fractional shares                                                --                (2,685)               (1,986)
    Purchase of treasury shares                                              (2,113,890)           (1,982,411)             (836,321)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) financing activities                               (5,097,532)           (1,671,854)           (3,117,958)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         (24,844)              (26,819)                4,373
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,182,404             1,655,601               766,995

Cash and cash equivalents at beginning of year                                9,070,976             7,415,375             6,648,380
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $11,253,380            $9,070,976            $7,415,375
===================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                       CONSOLIDATED BUSINESS SEGMENT DATA



                                                                                           YEARS ENDED JANUARY  31,
                                                                              1998                   1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Pollution control systems and allied equipment                             $33,483,034            $31,578,749            $28,090,728
Fluid handling equipment                                                    28,904,836             29,274,529             25,976,592
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $62,387,870            $60,853,278            $54,067,320

    INCLUDES FOREIGN SALES OF:
    Pollution control systems and allied equipment                          $1,114,044             $1,106,077             $1,164,509
    Fluid handling equipment                                                 7,637,304              6,431,167              5,521,619
------------------------------------------------------------------------------------------------------------------------------------
                                                                            $8,751,348             $7,537,244             $6,686,128
====================================================================================================================================


INCOME FROM OPERATIONS
Pollution control systems and allied equipment                              $6,030,733             $5,048,313             $4,269,701
Fluid handling equipment                                                     4,664,863              4,108,818              3,394,256
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $10,695,596             $9,157,131             $7,663,957
====================================================================================================================================

DEPRECIATION AND AMORTIZATION EXPENSE
Pollution control systems and allied equipment                                $980,869               $750,677               $506,260
Fluid handling equipment                                                       849,761                956,870              1,107,131
------------------------------------------------------------------------------------------------------------------------------------
                                                                            $1,830,630             $1,707,547             $1,613,391
====================================================================================================================================



CAPITAL EXPENDITURES
Pollution control systems and allied equipment                                $817,732               $797,799             $1,693,342
Fluid handling equipment                                                       456,283                922,724                660,377
------------------------------------------------------------------------------------------------------------------------------------
                                                                             1,274,015              1,720,523              2,353,719
Corporate                                                                       82,050                 91,310                 82,700
------------------------------------------------------------------------------------------------------------------------------------
                                                                            $1,356,065             $1,811,833             $2,436,419
====================================================================================================================================



IDENTIFIABLE ASSETS AT JANUARY 31
Pollution control systems and allied equipment                             $24,625,574            $24,530,682            $16,370,893
Fluid handling equipment                                                    19,826,486             20,601,654             21,726,465
------------------------------------------------------------------------------------------------------------------------------------
                                                                            44,452,060             45,132,336             38,097,358
Corporate                                                                   13,532,180             10,947,055              9,529,229
------------------------------------------------------------------------------------------------------------------------------------
                                                                           $57,984,240            $56,079,391            $47,626,587
====================================================================================================================================




The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the segments.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS:

        The Company manufactures and sells pollution control and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

        BASIS OF PRESENTATION:

        The consolidated financial statements include the accounts of Met-Pro Corporation ("Met-Pro" or the "Company") and its wholly owned subsidiaries, Mefiag B.V. and Strobic Air Corporation ("Strobic Air"). Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency.

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

        INVENTORIES:

        Inventories generally are stated at the lower of cost (principally first-in, first-out) or market except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see
        Note 5).

        PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized (see Note 6).

        COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED:

        Costs in excess of net assets of businesses acquired prior to November 1, 1970, totalling $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, totalling $6,616,402, are being amortized over 40 years. The Company monitors the recoverability of goodwill using a fair value approach.

        REVENUE RECOGNITION:

        Revenues are recognized when products are shipped.

        ADVERTISING:

        Advertising costs are charged to operations in the year incurred and were $1,111,724, $809,476 and $767,507 for the years ended January 31, 1998, 1997 and 1996, respectively.

        RESEARCH AND DEVELOPMENT:

        Research and development costs are charged to operations in the year incurred and were $726,278, $670,336 and $584,191 for the years ended January 31, 1998, 1997 and 1996, respectively.

                                 MET-PRO CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


        EARNINGS PER SHARE:

        During the year ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS 128 establishes standards for computing basic and diluted earnings per share and is effective for periods ending after December 15, 1997. Basic earnings per share are computed based on the weighted average number of common shares actually outstanding during each year. The weighted average number of shares outstanding was 7,053,071, 6,989,717 and 6,999,408 during each of the years ended in 1998, 1997 and 1996, respectively.

        Diluted earnings per share are computed based on the weighted average number of shares actually outstanding plus all dilutive potential common shares outstanding (stock options) during each year. The weighted average number of common shares outstanding was 7,144,931, 7,096,214 and 7,051,527 during each of the years ended in 1998, 1997 and 1996, respectively.

        STOCK SPLITS:

        On May 12, 1995, the Company issued 1,565,803 shares of Common Stock in connection with a 3-for-2 stock split, and on July 8, 1996, the Company issued 2,379,197 shares of Common Stock in connection with a 3-for-2 stock split. Both stock splits were in the form of a 50% stock dividend. Per share figures and other information included in the financial statements and notes are based on the increased number of shares after giving affect to the stock splits.

        CONCENTRATIONS OF CREDIT RISK:

        The Company believes concentrations of credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. The Company had no significant concentrations of credit risk as of January 31, 1998 and 1997.

        SUPPLEMENTAL CASH FLOW INFORMATION:

                                             1998           1997         1996
        ------------------------------------------------------------------------
        Cash paid during the year for:
          Interest                          $314,735       $228,841     $258,297
        ------------------------------------------------------------------------
          Income taxes                    $4,530,301     $4,039,248   $3,148,038
        ------------------------------------------------------------------------


        CHANGES IN ACCOUNTING POLICIES:

        In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB also issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". These pronouncements are effective for fiscal years beginning after December 15, 1997, and thus do not effect any of the financial statements reported on herein, but will become effective for our fiscal year beginning February 1, 1998. The adoption of these pronouncements will have no impact on Met-Pro's consolidated results of operations, financial position or cash flows, but upon adoption will require disclosures for prior periods to be restated.

                                 MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


NOTE 2: ACQUISITION OF BUSINESS

        Effective July 31, 1996, the Company, pursuant to an Agreement and Plan of Merger, acquired the Common Stock of Strobic Air for a purchase price of approximately $5,000,000. The acquisition was accounted for as a purchase transaction. Strobic Air designs, manufactures and markets the patented Tri-Stack(R) direct drive mixed flow exhaust fans which are state-of-the-art design.

        The acquisition was completed by issuing Common Stock from the treasury valued at $2,400,020 (195,920 shares), a cash payment of $2,150,000, a promissory note payable for $250,000, plus acquisition costs. As part of the transaction, the Company entered into a non-compete agreement in the amount of $1,000,000 having a four-year term. Bank loans totalling $3,500,000, consisting of two $1,750,000 notes, one with a floating interest rate and one with a fixed interest rate (see Note 7), were used to finance the purchase. Goodwill totalling $3,914,602 was acquired and will be amortized over 40 years.

        On December 31, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-3 pursuant to which the Company registered an aggregate of 195,920 shares of Common Stock issued to the former stockholders of Strobic Air in connection with the acquisition. The shares registered may be sold pursuant to the plan of distribution described therein. An aggregate of 193,544 of such shares were subject, through December 11, 1997, to certain contractual restrictions.

        The following unaudited pro forma summary presents the consolidated results of operations for the year ended January 31, 1997 as if the Company had acquired Strobic Air on February 1, 1996:

        Net sales                                         $64,060,415
        Income before taxes                                10,327,460
        Net income                                          6,214,483

        Earnings per share, basic                                $.89
        Earnings per share, diluted                              $.88



NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

        CASH AND CASH EQUIVALENTS:

        Short-term investments at January 31, 1998 and 1997 were valued at cost (approximating market) and amounted to $10,652,199 and $8,495,100, respectively. Short-term investments consist principally of commercial paper maturing within three months and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

        DEBT:

        The fair value and carrying amount of long-term debt was as follows:

                                                       JANUARY 31,
                                           1998                       1997
        ---------------------------------------------------------------------
        Fair value                      $3,714,500                 $5,276,656
        Carrying amount                  3,684,011                  5,268,506

        Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

        The Company's financial instruments are not held for trading purposes.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


NOTE 4: NOTES RECEIVABLE, ESOT

        The Company advanced a total of $200,000 and $400,000 at January 31, 1998 and 1997, respectively, to the Employee Stock Ownership Trust to acquire shares of the Company's stock, which are evidenced by demand notes with interest rates ranging from 4.95% to 5.64% per annum.


NOTE 5: INVENTORIES

        Inventories consisted of the following:

                                               JANUARY 31,
                                    1998                        1997
        ---------------------------------------------------------------
        Raw material             $5,570,663                  $4,784,192
        Work in process           2,001,618                   1,715,157
        Finished goods            4,638,468                   4,098,464
        ---------------------------------------------------------------
                                $12,210,749                 $10,597,813
        ===============================================================

        At January 31, 1998 and 1997, inventories valued at the last-in, first-out method ("LIFO") were $2,950,755 and $2,548,477, respectively. The LIFO value of inventories was lower than replacement cost by $822,760 and $746,485 at January 31, 1998 and 1997, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 1998 and 1997, as a result of applying the provisions of Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", to an acquisition completed in a prior year.


NOTE 6: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                           JANUARY 31,
                                                   1998                1997
        -----------------------------------------------------------------------
        Land                                    $1,797,984          $1,906,387
        Buildings and improvements              11,074,419          11,444,189
        Machinery and equipment                 10,028,107          11,614,730
        Furniture and fixtures                   2,590,708           2,599,240
        Automotive equipment                       948,203             928,420
        Leasehold improvements                       3,710               3,710
        Construction in progress                   110,180                  --
        -----------------------------------------------------------------------
                                                26,553,311          28,496,676
        Less accumulated depreciation           12,765,715          14,149,681
        -----------------------------------------------------------------------
                                               $13,787,596         $14,346,995
        =======================================================================

        Depreciation of property, plant and equipment charged to operations amounted to $1,353,857, $1,295,483 and $1,160,717 for the years ended in 1998, 1997 and 1996, respectively.

                                 MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


NOTE 7: DEBT

        SHORT-TERM DEBT:

        The Company has available both domestic and foreign unsecured lines of credit totalling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

        LONG-TERM DEBT:

        Long-term debt consisted of the following:

                                                                                         JANUARY 31,
                                                                                  1998                  1997
---------------------------------------------------------------------------------------------------------------
           Notes payable, bank, payable in
             quarterly installments ranging from $87,500 to $100,000,
             plus interest at fixed rates ranging from 6.15% to
             7.51%, maturing July, 1998 and September, 2001                    $1,512,500            $2,262,500

           Notes payable, bank, payable in quarterly
             installments ranging from $87,500 to $100,000, plus
             interest at variable rates ranging from 6.563% to
             6.594%, maturing July, 1998 and September, 2001                    1,512,500             2,262,500

           Note payable, acquisition escrow account,
             balloon payment due on April 2, 1998, plus interest at a
             fixed rate of 5.90%                                                  250,000               250,000

           Mortgage note payable, collateralized by
             property, payable in $10,267 monthly installments
             (including principal and interest), at a fixed interest
             rate of 8.50%, maturing January, 2002                                409,011               493,506
---------------------------------------------------------------------------------------------------------------
                                                                                3,684,011             5,268,506
           Less current portion                                                 1,441,964             1,585,087
---------------------------------------------------------------------------------------------------------------
                                                                               $2,242,047            $3,683,419
===============================================================================================================

        Interest expense was $325,718, $300,170 and $266,113 for the years ended 1998, 1997 and 1996, respectively.

        Maturities of long-term debt were as follows:

                     Year Ending
                     January 31,
        -----------------------------------------------------------------
                     1999                        $1,441,964
                     2000                           800,093
                     2001                           808,940
                     2002                           633,014
        -----------------------------------------------------------------
                                                 $3,684,011
        =================================================================

                                 MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


NOTE 8: INCOME TAXES

        The provision for income taxes was comprised of the following:

                                1998                1997               1996
        -----------------------------------------------------------------------
        Current
           Federal           $3,718,205          $3,048,214         $2,545,999
           State                933,080             982,353            824,518
           Foreign              146,658             250,729            207,366
        -----------------------------------------------------------------------
                              4,797,943           4,281,296          3,577,883
        Deferred               (248,061)           (301,262)          (246,751)
        -----------------------------------------------------------------------
                             $4,549,882          $3,980,034         $3,331,132
        =======================================================================

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets were as follows:

                                                                   1998                  1997
           ----------------------------------------------------------------------------------
           Deferred tax assets
              Inventory cost capitalization                    $203,851              $183,897
              Pension cost                                      965,152               901,131
              Non-compete agreements                            372,124               334,999
              Other                                             246,055               203,439
           ----------------------------------------------------------------------------------
                   Total deferred tax assets                  1,787,182             1,623,466
           ----------------------------------------------------------------------------------
           Deferred tax liabilities
              Accelerated depreciation                          568,547               568,128
              Inventory - Dean Pump Division                    400,202               410,463
              Excess of book over tax basis of
                  property acquired in acquisitions             125,052               213,011
              Goodwill                                           63,307                49,851
           ----------------------------------------------------------------------------------
                  Total deferred tax liabilities              1,157,108             1,241,453
           ----------------------------------------------------------------------------------
                  Net deferred tax assets                      $630,074              $382,013
           ==================================================================================

        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:

                                      1998                          1997                           1996
------------------------------------------------------------------------------------------------------------------
Computed expected
    tax expense
    (federal)              $3,966,563        34.0%       $3,425,852      34.0%          $2,796,506        34.0%
State income taxes,
    net of federal
    income tax benefit        615,833         5.3           648,353       6.4              544,180         6.6
Foreign tax differential          (23)         --           (59,709)      (.6)              (5,500)        (.1)
Foreign tax credit             (5,786)         --            (5,140)       --               (3,861)         --
Other                         (26,705)        (.3)          (29,322)      (.3)                (193)         --
------------------------------------------------------------------------------------------------------------------
Effective income taxes     $4,549,882        39.0%       $3,980,034      39.5%          $3,331,132        40.5%
==================================================================================================================

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


NOTE 9:  LEASES AND OTHER COMMITMENTS

         The Company leased two facilities under operating leases which expired during the year ended in 1998.

         Rental expense under all operating leases was $76,407, $50,622 and $60,335 during the years ended in 1998, 1997 and 1996, respectively.



NOTE 10: EMPLOYEE BENEFIT PLANS

         PENSION PLANS:

         The Company has several tax-qualified defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

         Net periodic pension cost included the following components:

                                            1998         1997          1996
         ---------------------------------------------------------------------
         Service cost-benefits earned
            during the period             $466,000     $461,000      $414,100
         Interest cost on projected
            benefit obligation             664,202      625,083       562,387
         Return on assets               (2,675,240)  (1,624,484)   (1,499,590)
         Amortization                     (118,868)      58,205       (31,546)
         Deferred gain
            on investments               1,924,069      984,187       962,487
         ---------------------------------------------------------------------
                                          $260,163     $503,991      $407,838
         =====================================================================

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


         The following table set forth the Plans' funded status and amounts recognized in the Company's balance sheet at January 31, 1998 and 1997:

                                                         1998                                 1997
        --------------------------------------------------------------------------------------------------------
                                            OVERFUNDED       UNDERFUNDED          OVERFUNDED         UNDERFUNDED
                                              PLANS              PLAN                PLAN               PLANS
        --------------------------------------------------------------------------------------------------------
        Actuarial present value of
         benefit obligations:
            Vested                          $6,837,694          $438,300          $4,679,000          $2,208,200
            Non-vested                         386,892            11,400             131,000              91,700
        --------------------------------------------------------------------------------------------------------
        Accumulated benefit
            obligation                      $7,224,586          $449,700          $4,810,000          $2,299,900
        ========================================================================================================
        Projected benefit
            obligation                      $9,007,113          $449,700          $6,269,000          $2,299,900

        Plan assets at fair value           11,888,269                --           7,585,508           1,908,531
        --------------------------------------------------------------------------------------------------------
        Plan assets in excess of
            (less than) projected
            benefit obligation               2,881,156          (449,700)          1,316,508            (391,369)
        Unrecognized net gain               (5,025,655)           39,200          (2,897,814)           (456,947)
        Unrecognized transition
            (obligation) asset                (365,095)          199,600            (381,958)            205,948
        Unrecognized prior
            service cost                       233,353                --              64,828             168,093
        --------------------------------------------------------------------------------------------------------
        Accrued pension expense
            included in accounts
            payable and accrued
            expenses                       ($2,276,241)        ($210,900)        ($1,898,436)          ($474,275)
        ========================================================================================================


        Assumptions used in the accounting for pension cost were:

                                             1998         1997         1996
        ------------------------------------------------------------------------
        Discount rate                        7.25%        7.50%        7.50%
        Rate of increase in
          compensation levels
          (where applicable)                 6.00%        6.00%        6.00%
        Expected long-term rate of
          return on assets                   8.00%        8.00%        8.00%

        DIRECTORS' BENEFIT PLAN:

        The Company also provides a non-qualified pension plan for Directors which is unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The amounts applicable are included in the tables above.

        EMPLOYEES' STOCK OWNERSHIP TRUST:

        The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the Plan. The Company provided for cash contributions to the Employees' Stock Ownership Trust of $200,000 in each of the years ended in 1998, 1997 and 1996. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

                                 MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


        INCENTIVE STOCK OPTION PLANS:

        The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are not presented since the impact on the Company's financial statements for the periods presented is de minimis.

        In 1987 ("1987 Plan"), the Company adopted an incentive stock option plan under which 100,000 shares (354,375 after stock splits and dividends) of the Company's Common Stock were reserved for employees as selected by the Board of Directors. Effective April 9, 1997, the 1987 Plan terminated and the remaining shares available for grant expired. At the Company's annual meeting held June 3, 1992, a resolution for an additional 100,000 shares (225,000 after stock splits and dividends), as adopted by the Board of Directors on October 10, 1991 ("1992 Plan"), was approved. During the Company's annual meeting held June 4, 1997, a similar resolution for an additional 350,000 shares, as adopted by the Board of Directors on February 24, 1997 ("1997 Plan"), was approved. Each of the Plans provides for anti-dilution provisions.

        The status of the Plans was as follows:

        1987 PLAN                                  1998           1997           1996
        ------------------------------------------------------------------------------
        Options outstanding at February 1         65,087         60,300        108,338
          Grants                                      --         40,500         27,000
          Exercises                               65,087         35,713         75,038
        Options outstanding at January 31             --         65,087         60,300

        Options price range at January 31          $3.38          $3.38          $3.38
                                                     to             to             to
                                                   $7.17          $7.17          $7.17

        Options exercisable at January 31              0         65,087         33,300
        ------------------------------------------------------------------------------
        Options available for grant
          at January 31                                0          1,238         41,738
        ==============================================================================

        1992 PLAN                                  1998           1997           1996
        ------------------------------------------------------------------------------
        Options outstanding at February 1        202,500        197,625         73,125
          Grants                                      --         21,000        133,500
          Exercises                               19,250         12,375          9,000
          Cancellations                               --          3,750             --
        Options outstanding at January 31        183,250        202,500        197,625

        Options price range at January 31          $5.00          $5.00          $5.00
                                                     to             to             to
                                                  $13.13         $13.13          $9.08

        Options exercisable at January 31        171,750        143,251         59,625
        -------------------------------------------------------------------------------
        Options available for grant
          at January 31                                0              0         17,250
        ===============================================================================

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


        1997 PLAN                                  1998        1997      1996
        ----------------------------------------------------------------------
         Options outstanding at February 1            --          --        --
          Grants                                  20,000          --        --
          Exercises                                   --          --        --
          Cancellations                               --          --        --
         Options outstanding at January 31        20,000          --        --

         Options price range at January 31        $12.00          --        --
                                                                  --        --
         Options exercisable at January 31        20,000          --        --
        ----------------------------------------------------------------------
         Options available for grant
          at January 31                          330,000           0         0
        ======================================================================

         The weighted average exercise prices of the Company's stock option plans were as follows:

                                                  1998      1997       1996
        -------------------------------------------------------------------
         Options outstanding at February 1        $7.75     $7.19     $4.33
          Grants                                 $12.00     $8.40     $8.56
          Exercises                               $6.13     $5.48     $3.65
          Cancellations                              --     $9.08        --
         Options outstanding at January 31        $8.84     $7.75     $7.19


NOTE 11: OTHER INCOME, NET

         Other income, net, was comprised of the following:

                                             1998           1997          1996
        ------------------------------------------------------------------------
         Gain on sale of property
           and equipment                   $193,117       $369,100        $4,217
         Other, primarily interest income   777,650        549,805       556,843
        ------------------------------------------------------------------------
                                           $970,767       $918,905      $561,060
        ========================================================================

NOTE 12: BUSINESS SEGMENT DATA

         The Company operates in two business segments as shown on page 18.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996 - (CONTINUED)


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

                                              1998               1997               1996
            --------------------------------------------------------------------------------
            Net sales:
              United States                $53,636,522        $53,316,034        $47,381,192
              Foreign                        8,751,348          7,537,244          6,686,128
            --------------------------------------------------------------------------------
                                           $62,387,870        $60,853,278        $54,067,320
            ================================================================================

            Income from operations:
              United States                $ 9,987,312        $ 8,499,378        $ 7,119,170
              Foreign                          708,284            657,753            544,787
            --------------------------------------------------------------------------------
                                           $10,695,596        $ 9,157,131        $ 7,663,957
            ================================================================================

            Total assets:
              United States                $53,995,274        $51,916,885        $43,348,162
              Foreign                        3,988,966          4,162,506          4,278,425
            --------------------------------------------------------------------------------
                                           $57,984,240        $56,079,391        $47,626,587
            ================================================================================



NOTE 14: CONTINGENT LIABILITIES

         During the year ended January 31, 1998, the Company was served a complaint relating to environmental remediation costs for a property which it had occupied prior to 1976. The Company believes that the outcome of any resultant litigation will not have a materially adverse effect on the Company's financial condition or its operations.


NOTE 15: SUBSEQUENT EVENT

         On February 23, 1998, the Board of Directors declared a $.30 per share annual cash dividend payable on April 24, 1998 to stockholders of record on April 10, 1998.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     EARNINGS    EARNINGS
                                                                                    PER SHARE,  PER SHARE,
        1997                   NET SALES        GROSS PROFIT        NET INCOME        BASIC      DILUTED
        --------------------------------------------------------------------------------------------------
        First Quarter         $13,731,982        $4,975,320        $1,421,437          $.20        $.20
        Second Quarter         14,759,594         5,000,697         1,457,021           .21         .21
        Third Quarter          16,255,744         5,431,110         1,567,402           .22         .22
        Fourth Quarter         16,105,958         5,288,399         1,650,142           .23         .23


                                                                                     EARNINGS    EARNINGS
                                                                                    PER SHARE,  PER SHARE,
        1998                   NET SALES        GROSS PROFIT        NET INCOME        BASIC      DILUTED
        --------------------------------------------------------------------------------------------------
        First Quarter         $14,912,736        $5,692,460        $1,696,367          $.24        $.24
        Second Quarter         15,866,826         5,662,541         1,789,765           .25         .25
        Third Quarter          16,265,312         5,869,957         1,859,329           .26         .26
        Fourth Quarter         15,342,996         5,359,947         1,771,020           .25         .25


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         During the fiscal year ended January 31, 1998, there has been no change in accountants and no disagreements on accounting and financial disclosures.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The information required by this Item (except for the information set forth on page 5 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Security Ownership" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION:

         The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Principal Security Holders" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information required by this Item is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Certain Transactions" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         A. FINANCIAL STATEMENTS:

            Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 14.

         B. EXHIBITS:

            The following exhibits are filed herewith or incorporated by \ reference:

            (2) Agreement and Plan of Merger dated September 12, 1996 by and between Met-Pro Corporation, Met-Pro Acquisition Corporation, Strobic Air Corporation, Lynn T. Secrest, Ronald H. Secrest, Richard P. Secrest and John W. Stone, III. Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-13929), declared effective December 31, 1996.

            (3)   Certificate of Amendment of Certificate of Incorporation.

            (11)  Statement re Computation of Per Share Earnings. See page 16 of
                  Item 8.

            (21)  List of Subsidiaries of Registrant:

                  CORPORATE                         JURISDICTION OF               NAME UNDER WHICH BUSINESS
                  NAME                              INCORPORATION                 IS CONDUCTED
                  ---------                         ---------------               -------------------------

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

            (23)  Consent of Independent Public Accountants.

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

            (99)  Additional exhibits.

         C. REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the three month period ended January 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MET-PRO CORPORATION


  April 24, 1998                                By: /S/ William L. Kacin
  --------------                                    ------------------------
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

      Signature                         Title                          Date
      ---------                         -----                          ----

/S/ William L. Kacin          President, Chief Executive         April 24, 1998
-------------------------     Officer and Director
    William L. Kacin

/S/ Gary J. Morgan            Vice President-Finance,            April 24, 1998
-------------------------     Secretary, Treasurer,
    Gary J. Morgan            Chief Financial Officer,
                              Chief Accounting Officer
                              and Director


/S/ Walter A. Everett         Director, Chairman                 April 24, 1998
-------------------------
    Walter A. Everett


/S/ Thomas F. Hayes           Director                           April 24, 1998
-------------------------
    Thomas F. Hayes


/S/ Richard P. Klopp          Director                           April 24, 1998
-------------------------
    Richard P. Klopp


/S/ Alan Lawley               Director                           April 24, 1998
-------------------------
    Alan Lawley


/S/ Nicholas DeBenedictis     Director                           April 24, 1998
-------------------------
    Nicholas DeBenedictis


/S/ Jeffrey H. Nicholas       Director                           April 24, 1998
-------------------------
    Jeffrey H. Nicholas