Form 10-Q
period 1998-04-30
MET PRO CORP
filed 1998-05-27
CIK 65201

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


 For the quarter ended: April 30, 1998          Commission file number 001-07763


                               MET-PRO CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                       23-1683282
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    160 Cassell Road, P.O. Box 144
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




     The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,996,298 (as of April 30, 1998).


================================================================================

                                                       MET-PRO CORPORATION



                                                             INDEX


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

         Condensed consolidated balance sheet as of
                  April 30, 1998 and January 31, 1998.........................................................  2
         Condensed consolidated statement of operations for the three-month periods ended April 30, 1998 and 1997.......................................................  3
         Condensed consolidated statement of stockholders' equity for the three-month periods ended April 30, 1998 and 1997...........................................  4
         Condensed consolidated statement of cash flows for the three-month periods ended April 30, 1998 and 1997.......................................................  5
         Notes to condensed consolidated financial statements.................................................  6
         Report on review by independent accountants..........................................................  8

   Item 2.   Management's discussion and analysis of financial condition and results of operations...................................................................  9


PART II - OTHER INFORMATION

   Item 6(b).     Reports on Form 8-K......................................................................... 12

SIGNATURES.................................................................................................... 12


                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                April 30,                   January 31,
ASSETS                                                                            1998                         1998
------------------------------------------------------------------------------------------------------------------------


Current assets
    Cash and cash equivalents                                                  $ 9,780,565                  $11,253,380
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $268,000 and
       $280,000, respectively                                                   10,128,804                   10,664,310
    Notes receivable, ESOT                                                              --                      200,000
    Inventories - Note 3                                                        13,059,777                   12,210,749
    Prepaid expenses, deposits and other current assets                            982,567                      723,965
    Deferred income taxes                                                        1,014,856                    1,014,856
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                  34,966,569                   36,067,260

Property, plant and equipment, net                                              13,783,213                   13,787,596
Costs in excess of net assets of businesses acquired, net                        7,257,982                    7,198,915
Other assets                                                                     1,159,756                      930,469
------------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $57,167,520                  $57,984,240
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                          $ 1,093,932                  $ 1,441,964
    Accounts payable                                                             3,207,803                    2,648,943
    Accrued salaries, wages and expenses                                         6,845,671                    6,523,442
    Payroll and other taxes payable                                                 19,832                        5,746
    Customers' advances                                                            125,379                      647,450
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             11,292,617                   11,267,545

Long-term debt                                                                   2,042,813                    2,242,047
Other non-current liabilities                                                      268,988                      249,037
Deferred income taxes                                                              377,701                      384,782
------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     13,982,119                   14,143,411
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,138,625 shares issued at both dates,
       of which 142,327 and 145,152 shares were reacquired
       and held in treasury at the respective dates                                713,862                      713,862
    Additional paid-in capital                                                   7,509,362                    7,868,357
    Retained earnings                                                           37,304,847                   37,667,872
    Accumulated other comprehensive income                                        (178,282)                    (219,015)
    Treasury stock, at cost                                                     (2,164,388)                  (2,190,247)
------------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              43,185,401                   43,840,829
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $57,167,520                  $57,984,240
========================================================================================================================

See accompanying notes to condensed consolidated financial statements.


                                                       MET-PRO CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                           (unaudited)

                                                                                                        Three Months Ended
                                                                                                              April 30,
                                                                                                       1998               1997
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                          $14,940,888        $14,912,736

Cost of goods sold                                                                                   9,237,989          9,220,276
----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                         5,702,899          5,692,460
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                                                          1,407,457          1,387,587

    General and administrative                                                                       1,637,410          1,701,440
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     3,044,867          3,089,027
----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                                               2,658,032          2,603,433

Other income, net                                                                                      190,397            177,496
----------------------------------------------------------------------------------------------------------------------------------

Income before taxes                                                                                  2,848,429          2,780,929

Provision for taxes                                                                                  1,110,885          1,084,562
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                         $ 1,737,544        $ 1,696,367
==================================================================================================================================

Earnings per share, basic (1)                                                                      $       .25        $       .24

Earnings per share, diluted (2)                                                                    $       .25        $       .24

Cash dividend per share - declared (3)                                                             $       .30        $       .27

Cash dividend per share - paid (3)                                                                 $       .30        $       .27
==================================================================================================================================

(1) Basic earnings per share are based upon the weighted average number of common shares outstanding of 7,009,023 on April 30, 1998 and 7,055,665 on April 30, 1997.

(2) Diluted earnings per share are based upon the weighted average number of common shares outstanding of 7,071,478 on April 30, 1998 and 7,149,331 on April 30, 1997.

(3) On February 23, 1998, the Company declared a $.30 per share cash dividend payable on April 24, 1998 to shareholders of record on April 10, 1998. On February 24, 1997, the Company declared a cash dividend of $.27 per share payable on April 25, 1997 to shareholders of record on April 11, 1997.


See accompanying notes to condensed consolidated financial statements.


                                                      MET-PRO CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                           (unaudited)



                                                                              Accumulated
                                                 Additional                      Other
                                    Common        Paid-in       Retained     Comprehensive      Treasury
                                    Stock         Capital       Earnings     Income/(Loss)       Stock          Total
-------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998        $713,862      $7,868,357    $37,667,872    ($219,015)      ($2,190,247)    $43,840,829

Comprehensive income:
 Net income                                                     1,737,544
 Foreign currency translation                                                   40,733

   Total comprehensive income                                                                                  1,778,277

Dividends paid, $.30 per share                                 (2,100,569)                                    (2,100,569)

Stock option transactions                         (358,995)                                      720,315         361,320
Purchase of 44,800 shares of                                                                    (694,456)       (694,456)
  treasury stock
-------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1998          $713,862      $7,509,362    $37,304,847    ($178,282)      ($2,164,388)    $43,185,401
=========================================================================================================================



                                                                            Accumulated
                                                 Additional                    Other
                                    Common        Paid-in       Retained   Comprehensive       Treasury
                                    Stock         Capital       Earnings   Income/(Loss)        Stock          Total
-------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997        $713,862      $8,260,289    $32,467,223    $  19,121       ($1,107,569)    $40,352,926

Comprehensive income:
 Net income                                                     1,696,367
 Foreign currency translation                                                 (108,257)

   Total comprehensive income                                                                                  1,588,110

Dividends paid, $.27 per share                                 (1,915,832)                                    (1,915,832)

Stock option transactions                         (434,732)                                      897,752         463,020
Purchase of 22,600 shares of                                                                    (305,918)       (305,918)
  treasury stock
-------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1997          $713,862      $7,825,557    $32,247,758     ($89,136)        ($515,735)    $40,182,306
=========================================================================================================================







See accompanying notes to condensed consolidated financial statements.


                                                       MET-PRO CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           (unaudited)

                                                                                         Three Months Ended
                                                                                              April 30,
                                                                                 1998                         1997
-----------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                                     $ 2,231,312                  $ 2,726,808
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                       --                       11,139
    Acquisitions of property and equipment                                       (321,994)                    (255,240)
    Acquisitions of other intangibles                                            (404,998)                          --
-----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                    (726,992)                    (244,101)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                            (547,266)                    (395,456)
    Exercise of stock options                                                     361,320                      430,425
    Payment of dividends                                                       (2,100,569)                  (1,915,832)
    Purchase of treasury shares                                                  (694,456)                    (305,918)
-----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                                  (2,980,971)                  (2,186,781)
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                             3,836                      (16,045)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           (1,472,815)                     279,881

Cash and cash equivalents at February 1                                        11,253,380                    9,070,976
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                         $ 9,780,565                  $ 9,350,857
=======================================================================================================================




                                          SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:

    Interest                                                                  $    83,748                  $    87,527
    Income taxes                                                              $   422,640                  $   427,565
=======================================================================================================================










See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Met-Pro Corporation and its wholly owned subsidiaries ("Met-Pro" or the "Company"), Strobic Air Corporation and Mefiag B.V. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1998 and the results of operations for the three-month periods ended April 30, 1998 and 1997, the statement of stockholder's equity and the statement of cash flows for the three-month periods then ended. The results of operations for the three-month period ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company has adopted SFAS No. 130 in the three-months ended April 30, 1998. This standard expands or modifies disclosures and has no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Met-Pro is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on Met-Pro's consolidated results of operations, financial position or cash flows.

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

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - INVENTORIES

Inventories consisted of the following:

                             April 30,           January 31,
                               1998                 1998
                            -----------          -----------
    Raw material            $ 5,955,258          $ 5,570,663
    Work in process           2,141,804            2,001,618
    Finished goods            4,962,715            4,638,468
                            -----------          -----------
                            $13,059,777          $12,210,749
                            ===========          ===========


NOTE 4 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                            REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of April 30, 1998 and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 13, 1998

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Three Months Ended April 30, 1998 vs Three Months Ended April 30, 1997

Net sales for the three-month period ended April 30, 1998 were $14,940,888 compared to $14,912,736 for the three-month period ended April 30, 1997, an increase of $28,152. The length of time required to design, engineer, manufacture and ship products, especially in the Pollution Control Systems and Allied Equipment segment of our business, combined with contract requirements, will cause shipments to vary from quarter to quarter.

The backlog of $5,712,487 at April 30, 1998 was 7.0% lower compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 15.9% lower for the three-month period ended April 30, 1998 than for the three-month period ended April 30, 1997. This does not include an additional $5,841,652 of orders in house at April 30, 1998 which, according to our longstanding policy, are not included in the backlog until, as engineered products, complete drawings have been approved.

Net income for the three-month period ended April 30, 1998 was $1,737,544 compared to $1,696,367 for the three-month period ended April 30, 1997, an increase of $41,177 or 2.4%. The increase in net income is related to the higher sales volume and continuing cost controls for the three-month period ended April 30, 1998.

The gross margin for the three-month period ended April 30, 1998 was the same as the prior year at 38.2%. The constant gross margin can be attributed to continued production efficiencies in both business segments.

Selling expense increased $19,870 during the three-month period ended April 30, 1998 compared to the same period last year. Selling expense as a percentage of net sales was 9.4% for the three-month period ended April 30, 1998, a slight increase compared to the three-month period ended April 30, 1997.

General and administrative expense was $1,637,410 for the three-month period ended April 30, 1998 compared to $1,701,440 for the same period last year, a decrease of $64,030. The Company's continued focus on cost controls enables it to decrease overall general and administrative expenses. General and administrative expense as a percentage of net sales decreased to 11.0% for the three-month period ended April 30, 1998 from 11.4% for the same period last year.

Other income, net, increased $12,901 for the three-month period ended April 30, 1998 compared to the three-month period ended April 30, 1997, due to interest earned on higher cash balances.

The effective tax rate for the three-month periods ended April 30, 1998 and April 30, 1997 was 39.0%.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...



Liquidity:

The Company's cash and cash equivalents was $9,780,565 on April 30, 1998 compared to $11,253,380 on January 31, 1998, a decrease of $1,472,815. This decrease is the net result of positive cash flow provided by operating activities of $2,231,312, proceeds received from the exercise of stock options of $361,320, offset by payment of the annual cash dividend amounting to $2,100,569, payments on long-term debt totalling $547,266, purchase of treasury stock amounting to $694,456, acquisition of other intangibles amounting to $404,998 and investment in property and equipment amounting to $321,994. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $10,128,804 on April 30, 1998 compared to $10,664,310 on January 31, 1998, which represents a decrease of $535,506. The timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment will influence accounts receivable balances at any point in time.

Inventories were $13,059,777 on April 30, 1998 compared to $12,210,749 on January 31, 1998, an increase of $849,028. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required.

Current liabilities amounted to $11,292,617 on April 30, 1998 compared to $11,267,545 on January 31, 1998, an increase of $25,072. Accounts payable, accrued expenses, and payroll and other taxes payable, offset by the reduction in the current portion of long-term debt, accounted for the slight increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no immediate or future change in this situation.

Capital Resources and Requirements:

Cash flows provided by operating  activities during the three-month period ended
April  30,  1998  amounted  to  $2,231,312   compared  with  $2,726,808  in  the
three-month period ended April 30, 1997, a decrease of $495,496.

Cash flows used in investing activities during the three-month period ended April 30, 1998 amounted to $726,992 compared with $244,101 for the three-month period ended April 30, 1997. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments. During the three-month period ended April 30, 1998, the Company acquired certain assets of a distributor of its Stiles-Kem products, located in the Southeastern United States, for a purchase price of approximately $400,000. The purchase price was allocated to customer lists, covenants not to compete and goodwill.

Financing activities during the three-month period ended April 30, 1998 utilized $2,980,971 of available resources compared to $2,186,781 for the three-month period ended April 30, 1997. The 1998 activity is the result of the payment of the annual cash dividend amounting to $2,100,569, reduction of long-term debt totalling $547,266, plus the purchase of treasury stock totalling $694,456, offset by proceeds provided by the exercise of stock options totalling $361,320.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...



On February 23, 1998, the Board of Directors declared a $.30 per share annual cash dividend (compared to the $.27 per share cash dividend paid in April, 1997) payable on April 24, 1998 to stockholders of record on April 10, 1998. The dividend paid in April 24, 1998 on the Common Stock represented 29.5% of the prior fiscal year earnings.

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

There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom products to customers, and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K:

    There were no reports on Form 8-K filed for the three-month period ended April 30, 1998.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               Met-Pro Corporation
                               -------------------------------------------
                               (Registrant)


May 27, 1998                   /s/  William L. Kacin
                               -------------------------------------------
                               William L. Kacin,
                               President,
                               Chief Executive Officer and Director



May 27, 1998                   /s/  Gary J. Morgan
                               -------------------------------------------
                               Gary J. Morgan,
                               Vice President of Finance,
                               Secretary and Treasurer, Chief
                               Financial Officer, Chief Accounting Officer,
                               and Director