Form 10-Q
period 1998-07-31
MET PRO CORP
filed 1998-08-28
CIK 65201

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


For the quarter ended:  July 31, 1998           Commission file number 001-07763


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




         The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,896,598 (as of July 31, 1998).



================================================================================

                                                MET-PRO CORPORATION



                                                       INDEX


PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

         Condensed consolidated balance sheet as of
                  July 31, 1998 and January 31, 1998..........................................................  2
         Condensed consolidated statement of operations for the six-month and three-month periods ended July 31, 1998 and 1997........................................  3
         Condensed consolidated statement of stockholders' equity for the six-month periods ended July 31, 1998 and 1997..............................................  4
         Condensed consolidated statement of cash flows for the six-month periods ended July 31, 1998 and 1997........................................................  5
         Notes to condensed consolidated financial statements.................................................  6
         Report on review by independent accountants..........................................................  8

  Item 2.   Management's discussion and analysis of financial condition and results of operations...................................................................  9


PART II - OTHER INFORMATION

  Item 4.        Submission of Matters to a Vote of Security Holders.......................................... 13

  Item 6(b).     Reports on Form 8-K.......................................................................... 13

SIGNATURES.................................................................................................... 14

                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                 July 31,                   January 31,
ASSETS                                                                             1998                         1998
------------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                                  $ 8,073,238                  $11,253,380
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $276,000 and
       $280,000, respectively                                                   10,128,616                   10,664,310
    Notes receivable, ESOT                                                              --                      200,000
    Inventories - Note 3                                                        13,241,599                   12,210,749
    Prepaid expenses, deposits and other current assets                          1,230,123                      723,965
    Deferred income taxes                                                        1,014,856                    1,014,856
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                  33,688,432                   36,067,260

Property, plant and equipment, net                                              13,931,444                   13,787,596
Costs in excess of net assets of businesses acquired, net                        7,219,406                    7,198,915
Other assets                                                                     1,079,623                      930,469
------------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $55,918,905                  $57,984,240
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
    Current portion of long-term debt                                          $   895,942                  $ 1,441,964
    Accounts payable                                                             3,091,564                    2,648,943
    Accrued salaries, wages and expenses                                         5,614,831                    6,523,442
    Payroll and other taxes payable                                                138,752                        5,746
    Customers' advances                                                            234,289                      647,450
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                              9,975,378                   11,267,545

Long-term debt                                                                   1,843,060                    2,242,047
Other non-current liabilities                                                      288,938                      249,037
Deferred income taxes                                                              370,598                      384,782
------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     12,477,974                   14,143,411
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,138,625 shares issued at both dates,
       of which 242,027 and 145,152 shares were reacquired
       and held in treasury at the respective dates                                713,862                      713,862
    Additional paid-in capital                                                   7,508,748                    7,868,357
    Retained earnings                                                           39,057,809                   37,667,872
    Accumulated other comprehensive income                                        (156,653)                    (219,015)
    Treasury stock, at cost                                                     (3,682,835)                  (2,190,247)
------------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              43,440,931                   43,840,829
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $55,918,905                  $57,984,240
========================================================================================================================


See accompanying notes to condensed consolidated financial statements




                                                    MET-PRO CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        (unaudited)



                                                                   Six Months Ended                     Three Months Ended
                                                                       July 31,                               July 31,
                                                                1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $29,529,731        $30,779,562        $14,588,843        $15,866,826

Cost of goods sold                                            18,365,829         19,424,561          9,127,840         10,204,285
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                  11,163,902         11,355,001          5,461,003          5,662,541
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                    2,705,768          2,778,105          1,298,311          1,390,518

    General and administrative                                 3,278,041          3,416,994          1,640,631          1,715,554
---------------------------------------------------------------------------------------------------------------------------------
                                                               5,983,809          6,195,099          2,938,942          3,106,072
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                         5,180,093          5,159,902          2,522,061          2,556,469

Other income, net                                                336,324            555,069            145,927            377,573
---------------------------------------------------------------------------------------------------------------------------------

Income before taxes                                            5,516,417          5,714,971          2,667,988          2,934,042

Provision for taxes                                            2,025,911          2,228,839            915,026          1,144,277
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 3,490,506        $ 3,486,132        $ 1,752,962        $ 1,789,765
=================================================================================================================================

Earnings per share, basic (1)                                       $.50               $.49               $.25               $.25

Earnings per share, diluted (2)                                     $.50               $.49               $.25               $.25

Cash dividend per share - declared (3)                              $.30               $.27               $ --               $ --

Cash dividend per share - paid (3)                                  $.30               $.27               $ --               $ --
=================================================================================================================================

(1) Basic earnings per share are based upon the weighted average number of common shares outstanding of 6,974,394 and 7,068,152 in the six-month periods ended July 31, 1998 and 1997, respectively, and 6,989,563 and 7,066,219 in the three-month periods ended July 31, 1998 and 1997, respectively.

(2) Diluted earnings per share are based upon the weighted average number of common shares outstanding of 7,032,673 and 7,157,599 in the six-month periods ended July 31, 1998 and 1997, respectively, and 7,049,815 and 7,156,007 in the three-month periods ended July 31, 1998 and 1997, respectively.

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




                                                    MET-PRO CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         (unaudited)



                                                                                       Accumulated
                                                       Additional                         Other
                                          Common        Paid-in         Retained       Comprehensive     Treasury
                                          Stock         Capital         Earnings       Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998              $713,862     $7,868,357      $37,667,872       ($219,015)       ($2,190,247)    $43,840,829

Comprehensive income:
  Net income                                                           3,490,506
  Foreign currency translation                                                            62,362

     Total comprehensive income                                                                                           3,552,868

Dividends paid, $.30 per share                                        (2,100,569)                                        (2,100,569)

Stock option transactions                              (359,609)                                            721,838         362,229
Purchase of 144,600 shares of                                                                            (2,214,426)     (2,214,426)
   treasury stock
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 1998                 $713,862     $7,508,748      $39,057,809       ($156,653)       ($3,682,835)    $43,440,931
====================================================================================================================================


                                                                                        Accumulated
                                                       Additional                          Other
                                          Common        Paid-in         Retained       Comprehensive     Treasury
                                          Stock         Capital         Earnings       Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997              $713,862     $8,260,289      $32,467,223        $ 19,121        ($1,107,569)    $40,352,926

Comprehensive income:
  Net income                                                           3,486,132
  Foreign currency translation                                                          (257,787)

     Total comprehensive income                                                                                           3,228,345

Dividends paid, $.27 per share                                        (1,915,832)                                        (1,915,832)

Stock option transactions                              (434,733)                                            897,752         463,019
Purchase of 43,300 shares of                                                                               (603,865)       (603,865)
   treasury stock
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 1997                 $713,862     $7,825,556      $34,037,523       ($238,666)         ($813,682)    $41,524,593
====================================================================================================================================


See accompanying notes to condensed consolidated financial statements.



                                                MET-PRO CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (unaudited)


                                                                                            Six Months Ended
                                                                                                July 31,
                                                                                    1998                        1997
------------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                                      $ 2,940,460                 $ 4,267,574
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                        --                     668,019
    Acquisitions of property and equipment                                        (817,462)                   (671,248)
    Acquisitions of other intangibles                                             (412,856)                         --
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                   (1,230,318)                     (3,229)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                             (945,009)                   (791,350)
    Exercise of stock options                                                      362,229                     430,425
    Payment of dividends                                                        (2,100,569)                 (1,915,832)
    Purchase of treasury shares                                                 (2,214,426)                   (603,865)
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                                   (4,897,775)                 (2,880,622)
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                              7,491                     (56,557)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (3,180,142)                  1,327,166

Cash and cash equivalents at February 1                                         11,253,380                   9,070,976
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                           $ 8,073,238                 $10,398,142
========================================================================================================================




                                          SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

   Interest                                                                     $  138,316                  $  169,594
   Income taxes                                                                 $2,218,572                  $2,170,857
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


NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1998 and the results of operations for the six-month and three-month periods ended July 31, 1998 and 1997, and the statement of stockholders' equity and the statement of cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income". The Company adopted SFAS No. 130 in the three-months ended April 30, 1998. This standard expands or modifies disclosures and has no impact on the Company's consolidated results of operations, financial position or cash flows.

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

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                               July 31,            January 31,
                                                1998                  1998
                                             -----------           -----------
    Raw material                             $ 6,040,947           $ 5,570,663
    Work in progress                           2,170,598             2,001,618
    Finished goods                             5,030,054             4,638,468
                                             -----------           -----------

                                             $13,241,599           $12,210,749
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

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of July 31, 1998 and the related condensed consolidated statements of operations for the six-month and three-month periods ended July 31, 1998 and 1997 and stockholders' equity and cash flows for the six-month periods ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                                                    /s/ Margolis & Company P. C.
                                                    ----------------------------
                                                    Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 19, 1998

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations:

    Six-months Ended July 31, 1998 vs Six-months Ended July 31, 1997

Net sales for the six-month period ended July 31, 1998 were $29,529,731 compared to $30,779,562 for the six-month period ended July 31, 1997, a decrease of $1,249,831. The sales decrease can be attributed to the impact of economic conditions in the Pacific Rim countries, especially in the Fluid Handling Equipment segment, combined with the timing of shipments due to contract requirements in the Pollution Control Systems and Allied Equipment segment.

The backlog of $5,598,185 at July 31, 1998 was 8.9% lower compared to the backlog at the beginning of the fiscal year. Bookings of new orders were 12.5% lower for the six-month period ended July 31, 1998 than for the six-month period ended July 31, 1997. This does not include an additional $7,881,080 of orders in house at July 31, 1998 compared to $3,517,559 at January 31, 1998 which, according to our longstanding policy, are not included in the backlog until, as engineered products, complete drawings have been approved.

Net income for the six-month period ended July 31, 1998 was $3,490,506 compared to $3,486,132 for the six-month period ended July 31, 1997, a slight increase of $4,374. The increase in net income is related to continuing cost controls offset by lower sales volume for the six-month period ended July 31, 1998.

The gross margin for the six-month period ended July 31, 1998 was 37.8% compared to 36.9% for the same period last year. The improvement in gross margin can be attributed to a combination of improved capacity utilization, product mix, and production efficiencies in both segments.

Selling expense decreased $72,337 during the six-month period ended July 31, 1998 compared to the same period last year. Selling expense as a percentage of net sales was 9.2% for the six-month period ended July 31, 1998, a slight increase compared to the six-month period ended July 31, 1997.

General and administrative expense was $3,278,041 for the six-month period ended July 31, 1998 compared to $3,416,994 for the same period last year, a decrease of $138,953. The Company's continued focus on cost controls enabled it to decrease overall general and administrative expenses. General and administrative expense as a percentage of net sales was the same as the prior year at 11.1%.

Other income, net, decreased $218,745 for the six-month period ended July 31, 1998 compared to the prior six-month period due to the gain on the sale of the former Strobic Air Corporation facility included for the six-month period ended July 31, 1997.

The effective tax rate for the six-month period ended July 31, 1998 was 36.7% compared to 39.0% for the six-month period ended July 31, 1997.

    Three-months Ended July 31, 1998 vs Three-months Ended July 31, 1997

Net sales for the three-month period ended July 31, 1998 were $14,588,843 compared to $15,866,826 for the three-month period ended July 31, 1997, a decrease of $1,277,983 or 8.1%. The sales decrease can be attributed to the impact of economic conditions in the Pacific Rim countries, especially in the Fluid Handling Equipment segment, combined with the timing of shipments due to contract requirements in the Pollution Control Systems and Allied Equipment segment.

Net income for the three-month period ended July 31, 1998 was $1,752,962 compared to $1,789,765 for the three-month period ended July 31, 1997, a decrease of $36,803 or 2.1%. The decrease in net income is related to the lower sales volume offset by continuing cost controls for the three-month period ended July 31, 1998.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


The gross margin for the three-month period ended July 31, 1998 was 37.4% compared to 35.7% for the same period last year. The improvement in the gross margin can be attributed to a combination of improved capacity utilization, product mix, and production efficiencies in both business segments.

Selling expenses decreased $92,207 during the three-month period ended July 31, 1998 compared to the same period last year. As a percentage of net sales, selling expense increased to 8.9% for the three-month period ended July 31, 1998 from 8.8% for the three-month period ended July 31, 1997.

General and administrative expense was $1,640,631 during the three-month period ended July 31,1998 compared to $1,715,554 during the three-month period ended July 31, 1997, a decrease of $74,923. General and administrative expense for the three-month period ended July 31, 1998 increased to 11.2% of net sales compared to 10.8% for the same period last year.

Other income, net, decreased $231,646 for the three-month period ended July 31, 1998 compared to the prior three-month period due to the gain on the sale of the former Strobic Air Corporation facility included in the three-month period ended July 31, 1997.

The effective tax rate for the three-month period ended July 31, 1998 was 34.3% compared to 39.0% for the six-month period ended July 31, 1997.

Liquidity:

The Company's cash and cash equivalents was $8,073,238 on July 31, 1998 compared to $11,253,380 on January 31, 1998, a decrease of $3,180,142. This decrease is the net result of positive cash flow provided by operating activities of $2,940,460, proceeds received from the exercise of stock options of $362,229, offset by payment of the annual cash dividend amounting to $2,100,569, payments on long-term debt totalling $945,009, open market purchases of stock under the Company's stock repurchase programs amounting to $2,214,426, acquisition of other intangibles amounting to $412,856 and investment in property and equipment amounting to $817,462. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $10,128,616 on July 31, 1998 compared to $10,664,310 on January 31, 1998, which represents a decrease of $535,694. The timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,241,599 on July 31, 1998 compared to $12,210,749 on January 31, 1998, an increase of $1,030,850. Inventory balances fluctuate depending upon market demand, the size and timing of orders and long lead times required.

Current liabilities amounted to $9,975,378 on July 31, 1998 compared to $11,267,545 on January 31, 1998, a decrease of $1,292,167. Accounts payable, accrued payroll and other taxes payable, offset by the reduction in accrued expenses, customer advances and the current portion of long-term debt, accounted for the decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation, in the immediate future.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 1998 amounted to $2,940,460 compared with $4,267,574 in the six-month period ended July 31, 1997, a decrease of $1,327,114.

Cash flows used in investing activities during the six-month period ended July 31, 1998 amounted to $1,230,318 compared with $3,229 for the six-month period ended July 31, 1997. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments. During the six-month period ended July 31, 1998, the Company acquired certain assets of a distributor of its Stiles-Kem products, located in the Southeastern United States, for a purchase price of approximately $400,000. The purchase price was allocated to customer lists, covenants not to compete and goodwill.

Financing activities during the six-month period ended July 31, 1998 utilized $4,897,775 of available resources compared to $2,880,622 for the six-month period ended July 31, 1997. The 1998 activity is the result of the payment of the annual cash dividend amounting to $2,100,569, reduction of long-term debt totalling $945,009, plus open market purchases of stock under the Company's stock repurchase programs totalling $2,214,426, offset by proceeds provided by the exercise of stock options totalling $362,229.

On February 23, 1998, the Board of Directors declared a $.30 per share annual cash dividend (compared to the $.27 per share cash dividend paid in April, 1997) payable on April 24, 1998 to stockholders of record on April 10, 1998. The dividend paid April 24, 1998 on the Common Stock represented 29.5% of the prior fiscal year earnings.

On June 3, 1998, the Company announced the initiation of a 350,000 share stock repurchase program. The stock repurchase program of 150,000 shares announced on August 13, 1997 has been completed. The stock repurchase programs were initiated, because in management's view, the current stock price does not reflect the true stock value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue this program at any time. For the six-month period ended July 31, 1998, the Company has repurchased 144,600 shares under the two stock repurchase programs.

On August 19, 1998, the Company announced that a Letter of Intent was signed to purchase the assets of the Flex-Kleen subsidiary of Research Cottrell Inc., a
subsidiary  of  Air  and  Water  Technologies  Corporation,   in  an  all  cash
transaction. The purchase price was not disclosed. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The acquisition is expected to close by October 31, 1998 and will be effective as of July 31, 1998. Upon the closing, Flex-Kleen's activities would be included in the Company's operating results from the third quarter onward. The Company expects to fund the transaction with a combination of cash on hand and new bank borrowings. No assurances can be given that this acquisition will be completed.

Consistent with past practices, the Company expects to continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Year 2000 Compliance:

During the fiscal year ended January 31, 1998, the Company began to modify its computer software to correctly process dates for the Year 2000. The Company presently believes that the modifications to its existing software are complete. Although the Company does not expect that it will incur material sums prior to the year 2000 in connection with computer software modifications required in connection therewith, no assurances can be given as to this, or as to whether the Company will not be adversely affected by Year 2000 compliance problems.


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

There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. In addition, although the Company has signed a Letter of Intent for an acquisition which, if completed as proposed, would be included in the results of operations for the quarter beginning August 1, 1998, there can be no assurances that this transaction will be completed. See "Capital Resources and Requirements". As a participant in the pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom products to customers, and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on June 3, 1998. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect two Directors (with William L. Kacin and Nicholas DeBenedictis being the nominees) to serve until the 2001 Annual Meeting of Stockholders, one Director (with Gary J. Morgan being the nominee) to serve until the 2000 Annual Meeting of Stockholders and one Director (with Jeffrey H. Nicholas being the nominee) to serve until the 1999 Annual Meeting of Stockholders. Proposal 2 was to ratify the selection of Margolis & Company P. C. as independent certified public accountants for the Company's fiscal year ending January 31, 1999.

At the close of business on the record date for the meeting (which was April 10,
1998), there were 6,999,298 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 6,140,449 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals (including, the case of Proposal 1, the results of the voting with respect to each nominee):

                                                                                     Number of Votes
Proposals                                                               For              Against          Abstain
--------------------------------------------------------------------------------------------------------------------
Proposal 1 -- Election of Directors:
William L. Kacin                                                     5,924,130           216,319                --
Nicholas DeBenedictis                                                6,010,645           129,804                --
Gary J. Morgan                                                       5,964,520           175,929                --
Jeffrey H. Nicholas                                                  5,970,764           169,685                --

--------------------------------------------------------------------------------------------------------------------
Proposal 2 -- Selection of Margolis
                       & Company P. C.                               6,111,606             7,930            20,913
--------------------------------------------------------------------------------------------------------------------

Consequently, all proposals were passed by the stockholders.


Item 6(b).  Reports on Form 8-K

There were no reports on Form 8-K filed for the six-month period ended July 31, 1998.

                              MET-PRO CORPORATION





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               Met-Pro Corporation
                               ----------------------------------------
                               (Registrant)


August 28, 1998                /s/  William L. Kacin
                               ----------------------------------------
                               William L. Kacin,
                               President and
                               Chief Executive Officer



August 28, 1998                /s/  Gary J. Morgan
                               ----------------------------------------
                               Gary J. Morgan,
                               Vice President of Finance,
                               Secretary and Treasurer, Chief Financial
                               Officer and Chief Accounting Officer