Form 10-Q
period 1998-10-31
MET PRO CORP
filed 1998-12-03
CIK 65201

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: October 31, 1998         Commission file number 001-07763



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



     The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,849,798 (as of October 31, 1998).



================================================================================

                                                       MET-PRO CORPORATION



                                                              INDEX


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

     Condensed consolidated balance sheet as of
          October 31, 1998 and January 31, 1998...............................................................  2
     Condensed consolidated statement of operations for the nine-month and three-month periods ended October 31, 1998 and 1997.............................................  3
     Condensed consolidated statement of stockholders' equity for the nine-month periods ended October 31, 1998 and 1997..................................................  4
     Condensed consolidated statement of cash flows for the nine-month periods ended October 31, 1998 and 1997.............................................................  5
     Notes to condensed consolidated financial statements.....................................................  6
     Report on review by independent accountants..............................................................  8

   Item 2.   Management's discussion and analysis of financial condition and results of operations......................................................................  9


PART II - OTHER INFORMATION

   Item 6(b). Reports on Form 8-K............................................................................. 13

SIGNATURES.................................................................................................... 14




                                                       MET-PRO CORPORATION

                                              CONDENSED CONSOLIDATED BALANCE SHEET

                                                          (unaudited)


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                October 31,                January 31,
ASSETS                                                                             1998                       1998
----------------------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                    $ 6,381,419                $11,253,380
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $417,000 and
     $280,000, respectively                                                     13,803,943                 10,664,310
  Notes receivable, ESOT                                                                --                    200,000
  Inventories - Note 4                                                          15,364,173                 12,210,749
  Prepaid expenses, deposits and other current assets                            2,149,142                    723,965
  Deferred income taxes                                                          1,014,856                  1,014,856
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                      38,713,533                 36,067,260

Property, plant and equipment, net                                              14,132,655                 13,787,596
Costs in excess of net assets of businesses acquired, net                       19,451,424                  7,198,915
Other assets                                                                     1,041,540                    930,469
----------------------------------------------------------------------------------------------------------------------
      Total assets                                                             $73,339,152                $57,984,240
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                            $ 2,097,995                $ 1,441,964
  Accounts payable                                                               5,153,024                  2,648,943
  Accrued salaries, wages and expenses                                           6,832,367                  6,523,442
  Payroll and other taxes payable                                                   54,826                      5,746
  Customers' advances                                                            1,266,170                    647,450
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                 15,404,382                 11,267,545

Long-term debt                                                                  12,442,778                  2,242,047
Other non-current liabilities                                                      308,888                    249,037
Deferred income taxes                                                              363,638                    384,782
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                         28,519,686                 14,143,411
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
  Common stock, $.10 par value;  18,000,000 shares
   authorized,  7,138,625 shares issued at both
   dates, of which 288,827 and 145,152 shares were
   reacquired and held in treasury at the respective dates                         713,862                    713,862
  Additional paid-in capital                                                     7,508,748                  7,868,357
  Retained earnings                                                             40,852,765                 37,667,872
  Accumulated other comprehensive income                                           (11,468)                  (219,015)
  Treasury stock, at cost                                                       (4,244,441)                (2,190,247)
----------------------------------------------------------------------------------------------------------------------
      Net stockholders' equity                                                  44,819,466                 43,840,829
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                               $73,339,152                $57,984,240
======================================================================================================================


See accompanying notes to condensed consolidated financial statements.



                                                       MET-PRO CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          (unaudited)




                                                       Nine Months Ended                         Three Months Ended
                                                          October 31,                                October 31,
                                                   1998                  1997                 1998                 1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                       $46,617,291           $47,044,874          $17,087,560           $16,265,312

Cost of goods sold                               29,274,180            29,819,916           10,908,351            10,395,355
-----------------------------------------------------------------------------------------------------------------------------

Gross profit                                     17,343,111            17,224,958            6,179,209             5,869,957
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses

  Selling                                         4,219,151             4,154,327            1,513,383             1,376,222

  General and administrative                      5,190,958             5,064,864            1,912,917             1,647,870
-----------------------------------------------------------------------------------------------------------------------------
                                                  9,410,109             9,219,191            3,426,300             3,024,092
-----------------------------------------------------------------------------------------------------------------------------

Income from operations                            7,933,002             8,005,767            2,752,909             2,845,865

Other income, net                                   478,504               757,283              142,180               202,214
-----------------------------------------------------------------------------------------------------------------------------

Income before taxes                               8,411,506             8,763,050            2,895,089             3,048,079

Provision for taxes                               3,126,044             3,417,589            1,100,133             1,188,750
-----------------------------------------------------------------------------------------------------------------------------

Net income                                      $ 5,285,462           $ 5,345,461          $ 1,794,956           $ 1,859,329
=============================================================================================================================

Earnings per share, basic (1)                          $.76                  $.76                 $.26                  $.26

Earnings per share, diluted (2)                        $.76                  $.75                 $.26                  $.26

Cash dividend per share - declared (3)                 $.30                  $.27                 $ --                  $ --

Cash dividend per share - paid (3)                     $.30                  $.27                 $ --                  $ --
=============================================================================================================================

(1) Basic earnings per share are based upon the weighted average number of common shares outstanding of 6,936,273 and 7,066,915 in the nine-month periods ended October 31, 1998 and 1997, respectively, and 6,947,502 and 7,067,952 in the three-month periods ended October 31, 1998 and 1997, respectively.

(2) Diluted earnings per share are based upon the weighted average number of common shares outstanding of 6,986,611 and 7,158,798 in the nine-month periods ended October 31, 1998 and 1997, respectively, and 6,999,652 and 7,158,934 in the three-month periods ended October 31, 1998 and 1997, respectively.

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




                                                       MET-PRO CORPORATION

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          (unaudited)



                                                                                  Accumulated
                                                      Additional                     Other
                                          Common       Paid-in       Retained    Comprehensive      Treasury
                                          Stock        Capital       Earnings    Income/(Loss)       Stock            Total
-------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998              $713,862     $7,868,357    $37,667,872    $(219,015)      ($2,190,247)     $43,840,829

Comprehensive income:
  Net income                                                         5,285,462
  Foreign currency translation                                                      207,547

     Total comprehensive income                                                                                      5,493,009

Dividends paid, $.30 per share                                      (2,100,569)                                     (2,100,569)

Stock option transactions                              (359,609)                                      721,837          362,228
Purchase of 191,400 shares of                                                                      (2,776,031)      (2,776,031)
   treasury stock
-------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1998              $713,862     $7,508,748    $40,852,765     ($11,468)      ($4,244,441)     $44,819,466
===============================================================================================================================



                                                                                  Accumulated
                                                      Additional                     Other
                                          Common       Paid-in       Retained    Comprehensive      Treasury
                                          Stock        Capital       Earnings    Income/(Loss)       Stock            Total
-------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997              $713,862     $8,260,289    $32,467,223      $19,121       ($1,107,569)     $40,352,926

Comprehensive income:
  Net income                                                         5,345,461
  Foreign currency translation                                                     (122,560)

     Total comprehensive income                                                                                      5,222,901

Dividends paid, $.27 per share                                      (1,915,832)                                     (1,915,832)

Stock option transactions                              (388,952)                                    1,023,691          634,739
Purchase of 72,000 shares of                                                                       (1,106,476)      (1,106,476)
   treasury stock
-------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1997              $713,862     $7,871,337    $35,896,852    ($103,439)      ($1,190,354)     $43,188,258
===============================================================================================================================

See accompanying notes to condensed consolidated financial statements.




                                                       MET-PRO CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          (unaudited)

                                                                                            Nine Months Ended
                                                                                               October 31,
                                                                                   1998                       1997
----------------------------------------------------------------------------------------------------------------------
                                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                      $ 5,521,373                $ 5,824,959
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Proceeds from sale of property and equipment                                       6,600                    681,819
  Acquisitions of property and equipment                                          (989,647)                (1,052,544)
  Acquisitions of other intangibles                                               (412,856)                        --
  Payment for purchase of Flex-Kleen                                           (15,367,221)                        --
----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                  (16,763,124)                  (370,725)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from new borrowings                                                  12,000,000                         --
  Reduction of debt                                                             (1,143,238)                (1,187,691)
  Exercise of stock options                                                        362,228                    512,145
  Payment of dividends                                                          (2,100,569)                (1,915,832)
  Purchase of treasury shares                                                   (2,776,031)                (1,106,476)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                        6,342,390                 (3,697,854)
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                             27,400                    (46,338)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (4,871,961)                 1,710,042

Cash and cash equivalents at February 1                                         11,253,380                  9,070,976
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                        $ 6,381,419                $10,781,018
======================================================================================================================




                                                SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:

   Interest                                                                    $   186,391                $   245,541
   Income taxes                                                                $ 3,328,384                $ 3,271,657
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Met-Pro Corporation and its wholly owned subsidiaries Strobic Air Corporation, Flex-Kleen Canada Inc., and Mefiag B.V. (collectively "Met-Pro" or the "Company"), All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1998 and the results of operations for the nine-month and three-month periods ended October 31, 1998 and 1997, and the statement of stockholders' equity and the statement of cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income". The Company adopted SFAS No. 130 in the three- months ended April 30, 1998. This standard expands or modifies disclosures and has no impact on the Company's consolidated results of operations, financial position or cash flows.

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

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - ACQUISITION OF BUSINESS

On October 29, 1998, the Company, pursuant to an Asset Purchase Agreement, purchased all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") for a purchase price of approximately $15,000,000 together with the assumption of ordinary business liabilities. The acquisition was accounted for as a purchase transaction. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The condensed consolidated statement of operations for the nine-months and three-months ended October 31, 1998 includes the operations of Flex-Kleen for the period since October 1, 1998.

The acquisition was completed by a cash payment of approximately $15,000,000, plus acquisition costs, which resulted in approximately $12,200,000 of goodwill. A bank loan totalling $12,000,000 having a ten-year term with a fixed interest rate swap of 5.98% was used to finance the acquisition. Payments of principal and interest are payable on a quarterly basis.

On a pro-forma basis, consolidated results of operations for the nine-month periods ended October 31, 1998 and 1997 would have been as follows, if the acquisition had been made as of February 1, 1998 and February 1, 1997:


                                                         Nine Months Ended
                                                            October 31,
                                                       1998             1997
--------------------------------------------------------------------------------

Net sales                                           $58,542,291     $61,190,874
Income before taxes on income                         9,249,543       9,599,621
Net income                                            5,804,946       5,855,769

Earnings per share, basic                           $       .84     $       .83
Earnings per share, diluted                         $       .83     $       .82


NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                    October 31,      January 31,
                                                       1998             1998
                                                   -------------    ------------
  Raw material                                      $ 7,009,286     $ 5,570,663
  Work in progess                                     2,518,536       2,001,618
  Finished goods                                      5,836,351       4,638,468
                                                   -------------    ------------

                                                    $15,364,173     $12,210,749
                                                   =============    ============

NOTE 5 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation and its Wholly Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of October 31, 1998 and the related condensed consolidated statements of operations for the nine-month and three-month periods ended October 31, 1998 and 1997 and stockholders' equity and cash flows for the nine-month periods ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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






                                                    /s/ Margolis & Company P.C.
                                                    ----------------------------
                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 19, 1998

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

  Nine-months Ended October 31, 1998 vs Nine-months Ended October 31, 1997

Net sales for the nine-month period ended October 31, 1998 were $46,617,291 compared to $47,044,874 for the nine-month period ended October 31, 1997, a decrease of $427,583. The sales decrease can be attributed to the impact of economic conditions in the Pacific Rim countries, especially in the Fluid
Handling Equipment segment and the timing of shipments due to contract requirements in the Pollution Control Systems and Allied Equipment segment. These factors were somewhat offset by the impact of the acquisition of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") whose operations are included effective October 1, 1998.

The backlog of orders on hand from operations prior to the Flex-Kleen acquisition was 66.1% higher compared to the backlog at the beginning of the fiscal year. With the addition of Flex-Kleen orders on hand totaled $15,659,374 at October 31, 1998 or 154.9% higher compared to the backlog at the beginning of the fiscal year. This does not include an additional $5,538,708 of orders in house at October 31, 1998 compared to $3,517,559 at January 31, 1998 which, according to our longstanding policy, are not included in the backlog until, as engineered products, complete drawings have been approved.

Net income for the nine-month period ended October 31, 1998 was $5,285,462 compared to $5,345,461 for the nine-month period ended October 31, 1997, a slight decrease of $59,999. The decrease in net income is related to lower sales volume in the Fluid Handling Equipment segment offset by the impact of the acquisition of Flex-Kleen.

The gross margin for the nine-month period ended October 31, 1998 was 37.2% compared to 36.6% for the same period last year. The improvement in gross margin can be attributed to a combination of improved capacity utilization, product mix, and production efficiencies in both segments.

Selling expense increased $64,824 during the nine-month period ended October 31, 1998 compared to the same period last year. Selling expense as a percentage of net sales was 9.1% for the nine-month period ended October 31, 1998, a slight increase compared to the nine-month period ended October 31, 1997.

General and administrative expense was $5,190,958 for the nine-month period ended October 31, 1998 compared to $5,064,864 for the same period last year, an increase of $126,094. The increase was due mainly to additional costs associated with the Flex-Kleen acquisition. General and administrative expense as a percentage of net sales was 11.1% for the nine-month period ended October 31, 1998, a slight increase compared to the nine-month period ended October 31, 1997.

Other income, net, decreased $278,779 for the nine-month period ended October 31, 1998 compared to the prior nine-month period. This is principally due to the gain on the sale of the former Strobic Air Corporation facility included in the nine-month period ended October 31, 1997.

The effective tax rate for the nine-month period ended October 31, 1998 as 37.2% compared to 39.0% for the nine-month period ended October 31, 1997.

  Three-months Ended October 31, 1998 vs Three-months Ended October 31, 1997

Net sales for the three-month period ended October 31, 1998 were $17,087,560 compared to $16,265,312 for the three-month period ended October 31, 1997, an increase of $822,248 or 5.1%. The sales increase can be attributed to improving sales within our Pollution Control Systems and Allied Equipment segment, and the acquisition of Flex-Kleen, offset by the lower sales in the Fluid Handling Equipment segment.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Net income for the three-month period ended October 31, 1998 was $1,794,956 compared to $1,859,329 for the three-month period ended October 31, 1997, a decrease of $64,373 or 3.5%. The decrease in net income is related to the lower sales volume in the Fluid Handling Equipment segment offset by the impact of the acquisition of Flex-Kleen.

The gross margin for the three-month period ended October 31, 1998 was 36.2% a slight increase compared to 36.1% for the same period last year.

Selling expenses increased $137,161 during the three-month period ended October 31, 1998 compared to the same period last year. As a percentage of net sales, selling expense increased to 8.9% for the three-month period ended October 31, 1998 from 8.5% for the three-month period ended October 31, 1997. This increase is primarily related to the Flex-Kleen acquisition.

General and administrative expense was $1,912,917 during the three-month period ended October 31,1998 compared to $1,647,870 during the three-month period ended October 31, 1997, an increase of $265,047. General and administrative expense for the three-month period ended October 31, 1998 increased to 11.2% of net sales compared to 10.1% for the same period last year. The increase was due mainly to additional costs associated with the impact of the Flex-Kleen acquisition.

Other income, net, decreased $60,034 for the three-month period ended October 31, 1998 compared to the three-month period ended October 31, 1997 due to a reduction in the interest earned on lower cash balances as a result of the Flex-Kleen acquisition and the purchase of stock under the Company's stock repurchase program.

The effective tax rate for the three-month period ended October 31, 1998 was 38.0% compared to 39.0% for the three-month period ended October 31, 1997.


Liquidity:

The Company's cash and cash equivalents was $6,381,419 on October 31, 1998 compared to $11,253,380 on January 31, 1998, a decrease of $4,871,961. This decrease is the net result of positive cash flow provided by operating activities of $5,521,373, proceeds received from the exercise of stock options of $362,228, proceeds received from new borrowings of $12,000,000, proceeds from the sale of equipment of $6,600, and the effect of exchange rate changes on cash of $27,400, offset by payment of the annual cash dividend amounting to $2,100,569, payments on long-term debt totalling $1,143,238, open market purchases of stock under the Company's stock repurchase programs amounting to $2,776,031, acquisition of other intangibles amounting to $412,856, acquisition of business of Flex-Kleen amounting to $15,367,221, and investment in property and equipment amounting to $989,647. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,803,943 on October 31, 1998 compared to $10,664,310 on January 31, 1998, which represents an increase of $3,139,633. The acquisition of Flex-Kleen accounted for approximately $3,529,000 of the increase. Also the timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $15,364,173 on October 31, 1998 compared to $12,210,749 on January 31, 1998, an increase of $3,153,424. The acquisition of Flex-Kleen accounted for approximately $1,700,000 of the increase and the balance of the increase is related to market demand, the size and timing of orders and long lead times required in the Pollution Control Systems and Allied Equipment segment of the business.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Current liabilities amounted to $15,404,382 on October 31, 1998 compared to $11,267,545 on January 31, 1998, an increase of $4,136,837. The acquisition of Flex-Kleen and the addition of the current portion of long-term debt from the ten-year term loan accounted for most of the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Funds, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating  activities  during the nine-month period ended
October 31, 1998 amounted to $5,521,373 compared with $5,824,959 in the nine-month period ended October 31, 1997, a decrease of $303,586.

Cash flows used in investing activities during the nine-month period ended October 31, 1998 amounted to $16,763,124 compared with $370,725 for the nine-month period ended October 31, 1997. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments and the acquisition of assets of other companies. On October 29, 1998, the Company acquired all operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited for approximately $15,000,000 together with the assumption of ordinary business liabilities. The purchase price was allocated among operating assets, operating liabilities, covenant not to compete, and goodwill. During the nine-month period ended October 31, 1998, the Company acquired certain assets of a distributor of its Stiles-Kem products, located in the Southeastern United States, for a purchase price of approximately $400,000. The purchase price was allocated to customer lists, covenants not to compete and goodwill.

Financing activities during the nine-month period ended October 31, 1998 provided $6,342,390 of additional cash compared to $3,697,854 of cash utilized for the nine-month period ended October 31, 1997. The 1998 activity is the result of the payment of the annual cash dividend amounting to $2,100,569, reduction of long-term debt totalling $1,143,238, plus the purchase of stock on the open market under the Company's stock repurchase programs totalling $2,776,031, offset by proceeds provided by the exercise of stock options totalling $362,228 and new borrowings of long-term debt of $12,000,000.

On February 23, 1998, the Board of Directors declared a $.30 per share annual cash dividend (compared to the $.27 per share cash dividend paid in April, 1997) payable on April 24, 1998 to stockholders of record on April 10, 1998. The dividend paid April 24, 1998 on the Common Stock represented 29.5% of the prior fiscal year earnings.

On June 3, 1998, the Company announced the initiation of a 350,000 share stock repurchase program. The stock repurchase program of 150,000 shares announced on August 13, 1997 has been completed. The stock repurchase programs were initiated, because in management's view, the current stock price does not reflect the true stock value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue this program at any time. For the nine-month period ended October 31, 1998, the Company has repurchased 191,400 shares under the two stock repurchase programs.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


On October 29, 1998, the Company acquired all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited from Aqua Alliance, Inc.
Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The Company paid approximately $15,000,000 in the transaction through the utilization of $3,000,000 from available resources and $12,000,000 from new borrowings of long-term debt from Mellon Bank, N.A., exclusive of assumed liabilities.

Consistent with past practices, the Company expects to continue to invest in new product development programs, and to make capital expenditures to support the on-going operations. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.


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

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K

The Company filed a Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 pertaining to the acquisition of Flex-Kleen Corporation, a Delaware corporation, and Flex-Kleen Canada Limited, an Ontario, Canada corporation, from Aqua Alliance, Inc. on October 29, 1998.

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






                                        Met-Pro Corporation
                                        ----------------------------------------
                                        (Registrant)



December 3, 1998                        /s/  William L. Kacin
                                        ---------------------------------------
                                        William L. Kacin,
                                        President and
                                        Chief Executive Officer



December 3, 1998                       /s/  Gary J. Morgan
                                        ----------------------------------------
                                        Gary J. Morgan,
                                        Vice President of Finance,
                                        Secretary and Treasurer, Chief Financial
                                        Officer and Chief Accounting Officer