Form 10-K
period 1999-01-31
MET PRO CORP
filed 1999-04-23
CIK 65201

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

For fiscal year ended: January 31, 1999         Commission file number 001-07763

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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                       which registered
          -------------------                       ----------------
Common Stock, par value $0.10 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share
          (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No
                                             ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.____

   The number of shares outstanding of the Registrant's Common Stock was 6,743,998 as of April 9, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $71,233,479 as of April 9, 1999.




                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Form 10-K
                                                                     Part Number
                                                                     -----------
   Portions of Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant's Annual Meeting
of Stockholders to be held on June 2, 1999........................       III

                                     INDEX

PART I
   Item 1.   Business .................................................................................     1
   Item 2.   Properties ...............................................................................     6
   Item 3.   Legal Proceedings ........................................................................     7
   Item 4.   Submission of Matters to a Vote of Security Holders ......................................     7

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ....................     8
   Item 6.   Selected Financial Data ..................................................................     9
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....     9
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risks ...............................    13
   Item 8.   Financial Statements and Supplementary Data ..............................................    14
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....    33

PART III
   Item 10.  Directors and Executive Officers of the Registrant .......................................    33
   Item 11.  Executive Compensation ...................................................................    33
   Item 12.  Security Ownership of Certain Beneficial Owners and Management ...........................    33
   Item 13.  Certain Relationships and Related Transactions ...........................................    33

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................    34

SIGNATURES ............................................................................................    36

                                     PART I

Item 1. Business:

General:

   Met-Pro Corporation ("Met-Pro" or the "Company"), incorporated in the State of Delaware on March 30, 1966, manufactures and sells pollution control and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company's Common Stock began trading on the New York Stock Exchange. The Company's principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. The Company operates through ten divisions and three wholly owned subsidiaries. Except where otherwise indicated by the context used herein, references to the "Company" means Met-Pro Corporation and its wholly owned subsidiaries.


Recent Developments:

   As previously reported in a Current Report on Form 8-K filed on November 13, 1998, on October 29, 1998, the Company completed the acquisition of the material operating assets of Flex-Kleen Corporation, a leading supplier of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. Flex-Kleen's sales are approximately $20,000,000 annually. The purchase price was $15,000,000 cash, plus the assumption of ordinary business liabilities.

   During the fiscal year ended January 31, 1999, the Company repurchased an aggregate of 246,300 shares of its Common Stock under two stock buy back programs, one of which was completed during the fiscal year. As of January 31,1999, the Company had authority to repurchase an additional 172,200 shares under its 350,000 share buy back program announced in June 1998.


Products, Services and Markets:

   The Company operates in two segments, the Pollution Control and Allied Equipment Segment and the Fluid Handling Equipment Segment. For financial information concerning the Company's industry segments, reference is made to "Consolidated Business Segment Data" contained within the Company's Consolidated Financial Statements that form a part of this Report on Form 10-K. A narrative description of the Company's operations within these two segments is as follows:

   Pollution Control and Allied Equipment Segment

   Flex-Kleen Division, located in Itasca, Illinois, operating with its wholly-owned subsidiary, Flex-Kleen Canada Inc., is a leading supplier of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. While some of Flex-Kleen's products are also used for nuisance collection of particulates to conform to environmental concerns, the overwhelming portion of its sales activity is for product collection and is process driven. At present, Flex-Kleen's products are sold through approximately seventy-two manufacturer's representatives located in thirty-two offices across the United States and twelve manufacturer's representatives located in four offices throughout Canada.

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

   Strobic Air Corporation, located in Harleysville, Pennsylvania, designs, manufactures and holds patents on specialty blowers and industrial fans for industrial applications including laboratories, hospitals, semi-conductor manufacturers, government laboratories, pharmaceutical, chemical, petrochemical plants and other testing laboratory facilities. Sales, engineering and customer service are provided through a distributor network located throughout the United States and Canada. Strobic Air has established a manufacturing and sales office at the Company's Mefiag B.V. facility in Heerenveen, Holland.

   The Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air pollution control equipment. The Division's major products include odor control systems, fume and emergency gas scrubbers, particulate collectors, stripping towers, process tanks and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall's support services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. At present, ninety factory trained manufacturer's representatives sell Duall's engineered systems to industrial and municipal clients.

   The Systems Division, located in West Chester, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division's air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also manufactures a full range of catalytic converters for stationary engines and cogeneration plants to greatly reduce smog producing and toxic gases, such as NOx, CO and residual hydrocarbons, which are emitted from these sources.

   Fluid Handling Equipment Segment

   Mefiag(R), operating through its wholly owned subsidiary, Mefiag B. V., located in Heerenveen, Holland, and the Mefiag Division, located in Harleysville, Pennsylvania, designs and manufactures filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag(R) filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, United States, Asia and other major markets throughout the world.

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

   The Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic ("FRP") centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches and a wide variety of waste liquids. Fybroc's new second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The new EY-2 material also expands Fybroc's pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Fybroc's new EY-2 material is expected to allow it to enter new markets such as pharmaceutical, petrochemical, fertilizer and pesticides. A worldwide distributor network provides sales, engineering and customer service.

   The Company markets its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company's products are sold worldwide primarily in industrial markets.

   The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

                                             Percentage of Net Sales
                                          Fiscal Year Ended January 31,
                                          1999        1998         1997
                                         -------------------------------
   United States                          83.4%       83.5%        85.3%
   Foreign                                16.6%       16.5%        14.7%
                                         -------------------------------

   Net Sales                             100.0%      100.0%       100.0%
                                         ===============================

Customers:

   During each of the past three fiscal years, no single customer accounted for 10% or more of the total net sales of the Company in any year. The Company does not believe that it would be materially adversely affected by the loss of any single customer.


Seasonality:

   The Company does not consider its business to be seasonal in nature.


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

   With respect to the Fluid Handling Equipment segment, specifically the pump manufacturing operations, several companies, including Ingersoll Dresser Pumps Corporation (a joint venture of Ingersoll-Rand Company and Dresser Industries), Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), and Durco Pumps, Inc. (a subsidiary of Flow Serve Corporation), dominate the industry with several smaller companies competing in selected product lines and niche markets.

   With respect to the Pollution Control Systems and Allied Equipment segment, there are numerous competitors of both comparable and larger size which may have greater resources than the Company, but there are no companies that dominate the market.

   The Company is unable to state with certainty its relative market position in all aspects of its businesses.


Research and Development:

   The Company engages in research and development on an operational basis. Due to the wide range of the Company's products, the research and development effort is not centralized. Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

   The principal goals of the Company's research programs are maintaining the Company as a technological leader in the production of pollution control and allied equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

   Research and development expenses were $0.8 million, $0.7 million and $0.7 million in the years ended January 31, 1999, 1998 and 1997, respectively.


Patents and Trademarks:

   The Company maintains a small number of patents and trademarks. The Company considers these rights important to its business, although it considers no individual right material to its business.


Regulatory Matters:

   The Company is subject to environmental laws and regulations concerning air emissions, discharges to water processing facilities, and the generation, handling, storage and disposal of waste materials in all operations. All of the Company's production and manufacturing facilities are controlled under permits issued by federal, state and local regulatory agencies. The Company believes it is presently in compliance in all material respects with these laws and regulations. To date, compliance with federal, state and local provisions relating to protection of the environment has had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Backlog:

   Generally, the Company's customers do not enter into long-term contracts, but rather issues purchase orders that are accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders considered to be firm totalled approximately $13,085,678 and approximately $6,143,284 as of January 31, 1999 and 1998, respectively. The Company expects that substantially all of the backlog that existed as of January 31, 1999 will be shipped during the ensuing fiscal year.


Raw Materials:

   The Company procures its raw materials and supplies from various sources. The Company believes it could secure substitutes for the raw materials and supplies should they become unavailable, but there are no assurances that the substitutes would perform as well or be priced competitively. The Company has not experienced difficulty in securing raw materials and supplies, and does not anticipate any difficulty in procurement in the coming year or foreseeable future.


Employees:

   As of January 31, 1999, the Company employed 434 persons, of whom 178 were involved in manufacturing, and 256 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 16 years and considers its employee relations to be good.


Foreign Operations:

   Most of the Company's operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, Holland through its wholly owned subsidiary, Mefiag B.V. and operates a sales office and warehouse in Markham, Ontario, Canada through its wholly owned subsidiary Flex-Kleen Canada Inc.

   Large export sales are typically made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that currency fluctuation, and political and economic instability do not constitute substantial risks to the business.

   For information concerning foreign net sales on a segment basis, reference is made to the Consolidated Business Segment Data contained on page 20.

Executive Officers of the Registrant:

   The following table sets forth certain information regarding the executive officers of the Company:

   Walter A. Everett, age 77, is Chairman of the Board of Directors of the Company. He is the former President and Chief Executive Officer of the Company. Except for a brief period prior to August 15, 1990, he has been a Director of the Company for the past twenty-eight years.

   William L. Kacin, age 67, is President, Chief Executive Officer and a Director of the Company. He was elected to this position in February 1993. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

   Gary J. Morgan, CPA, age 44, is Vice President of Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was elected Vice President of Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and a Director of the Company in February 1998. Mr. Morgan joined the Registrant in 1980 and served as the Company's Corporate Controller immediately prior to October 1997.

   Mark A. Betchaver, age 49, is a Vice President of Registrant and General Manager of the Sethco Division, to which office he was elected in June 1993. He joined the Registrant in 1972.

   Carl W. Dean, age 52, is a Vice President of Registrant and General Manager of the Dean Pump Division, to which office he was elected in February 1987. He was employed by Dean Brothers Pumps, Inc. in 1972 and became an employee of Registrant when that entity was acquired in July 1984.

   Raymond J. De Hont, age 45, is a Vice President of Registrant and General Manager of the Fybroc Division, to which office he was elected in June 1995 when he joined the Company. For more than five years prior thereto, Mr. De Hont was employed by Air and Water Technologies and served in various capacities. His last position was Executive Vice President of their Service Group.

   Thomas V. Edwards, age 45, is a Vice President of Registrant and General Manager of the Systems Division, to which office he was elected in December 1998. Mr. Edwards joined the Registrant in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

   Sonja M. Haggert, age 45, is a Vice President of Registrant and General Manager of the Keystone Filter Division, to which office she was elected in February 1993. She joined the Registrant in 1978 and prior to her present position, held the position of Distributor Sales Manager of the Division.

   William G. Hughes, age 52, is Vice President and General Manager of the Flex-Kleen Division, to which office he was elected in October 1998. For more than five years prior thereto, Mr. Hughes was employed by the Flex-Kleen subsidiary of Research Cottrell, a subsidiary of Air and Water Technologies, as Vice President and General Manager.

   Hans J. D. Huizinga, age 48, is the Managing Director of Mefiag B.V., a wholly owned subsidiary of Registrant, located in Heerenveen, Holland, an office to which he was elected in August 1993. He was employed by Mefiag B.V. (formerly Systems Engineering and Manufacturing Corp. Nederland B.V.) for over five years as Managing Director prior to becoming an employee of the Registrant's subsidiary on June 30, 1993, when Registrant acquired that company.

   Gregory C. Kimmer, age 44, is Vice President and General Manager of the Duall Division, to which office he was elected in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

   William F. Mersch, age 45, is a Vice President of Registrant and General Manager of the Stiles-Kem Division, to which office he was elected in October 1996. He joined the Registrant in June 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation, in which his last position was Vice President Sales and Marketing.

   Robert P. Replogle, age 58, is Vice President and Director of the International Sales Division and the Mefiag Division, to which offices he was elected in December 1995. He joined the Registrant in December 1973 and prior to his present position, held the position of Director of the International Sales Division and the Mefiag Division.

   Lynn T. Secrest, age 61, is a Vice President of Registrant and General Manager of Strobic Air Corporation, to which office he was elected in October 1996, in connection with the Company's acquisition of Strobic Air Corporation. For more than five years prior thereto, Mr. Secrest was employed by the predecessor entity as President.

   There is no family relationship between any of the Directors or executive officers of Registrant. Each officer serves at the pleasure of the Board of Directors, except for Mr. Secrest, with whom the Company entered into a three year employment agreement in connection with the 1996 acquisition of the predecessor to Strobic Air Corporation.

Item 2. Properties:

   The following manufacturing and production facilities were owned or leased by the Company at January 31, 1999:

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

Systems Division                 15,000 square feet, cement           2 acres in West Chester,           Owned
                                 block, brick and composition         Pennsylvania
                                 facing, built 1984

Dean Pump Division               66,000 square feet, metal            17.1 acres in                      Owned
                                 building                             Indianapolis, Indiana

Duall Division                   63,000 square feet, metal            7 acres in Owosso,                 Owned
                                 and masonry building                 Michigan

Stiles-Kem Division              22,000 square feet, cement           2.55 acres in                      Owned
                                 block building, built 1996           Waukegan, Illinois

Flex-Kleen Division              13,760 square feet, brick            Itasca, Illinois                   Leased(1)
                                 building

                                 37,320 square feet, metal            Sharpsburg, North Carolina         Leased(2)
                                 building

Mefiag B.V.                      17,200 square feet, metal            1.1 acres in                       Owned
                                 and masonry building                 Heerenveen, Holland

Flex-Kleen Canada Inc.           5,880 square feet, masonry           Markham, Ontario, Canada           Leased(3)
                                 building

(1) Flex-Kleen Division's lease for the operation in Itasca, Illinois expires on November 30, 2002.

(2) Flex-Kleen Division's lease for the warehouse in Sharpsburg, North Carolina expires on October 28, 1999.

(3) Flex-Kleen Canada Inc.'s lease for the sales and warehouse facility in Markham, Ontario, Canada expires on March 31, 2000.

Item 3. Legal Proceedings:

     There are no material pending legal proceedings to which the Company or any of its wholly owned subsidiaries is a party as of the date of this Annual Report.


Item 4. Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters:

   The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MPR". The high and low selling prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below.

                                                                           Quarter ended
Year ended January 31, 1999                                   April        July      October     January
-----------------------------------------------------------------------------------------------------------
Price range of common stock:
   High                                                       $16.44      $16.00       $13.06      $14.25
   Low                                                         14.81       12.88        10.63       11.50
   Cash dividend paid                                            .30           -            -           -

Year ended January 31, 1998                                   April        July      October     January
-----------------------------------------------------------------------------------------------------------

Price range of common stock:
   High                                                       $14.25      $16.13       $18.50      $17.00
   Low                                                         12.25       12.25        16.00       14.81
   Cash dividend paid                                            .27           -            -           -

   There were 675 registered stockholders at January 31, 1999, and the Company estimates that there are approximately 500 additional stockholders with stock held in street name.

   On February 23, 1998, the Board of Directors declared a $.30 per share annual cash dividend payable on April 24, 1998 to stockholders of record as of April 10, 1998.

   On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record as of April 9, 1999.

   The Company has paid either a cash or stock dividend for twenty-three consecutive years, excluding the current dividend payable on April 23, 1999. The Company expects that it will declare a dividend following the end of the next fiscal year in the amount approximately equal to that declared following the fiscal year ended January 31, 1999. Payment of future dividends will depend upon future earnings and capital requirements of the Company and is at the discretion of the Board of Directors.

   During the second quarter of fiscal year ended 1999, the Company completed the purchase of 150,000 shares of its Common Stock which was authorized under the stock buy back program approved by the Board of Directors on August 13, 1997.

   On June 3, 1998, the Board of Directors authorized an additional 350,000 share stock buy back program. The Company repurchased 246,300 shares under the combined programs during the year ended January 31, 1999.

Item 6. Selected Financial Data:

                                                                         Years ended January 31,
                                                           1999       1998         1997        1996        1995
-------------------------------------------------------------------------------------------------------------------
Selected Operating Statement Data
Net sales                                             $67,390,488 $62,387,870  $60,853,278 $54,067,320  $50,005,577
Income from operations                                 10,801,816  10,695,596    9,157,131   7,663,957    6,281,437
Net income                                              7,151,052   7,116,481    6,096,002   4,893,885    3,830,042
Earnings per share, basic                                    1.04        1.01          .87         .70          .55
Earnings per share, diluted                                  1.03        1.00          .86         .69          .54

Selected Balance Sheet Data
Current assets                                        $38,683,453 $36,067,260  $32,088,546 $28,268,561  $26,595,928
Current liabilities                                    14,387,868  11,267,545   11,374,115  10,250,506    9,506,301
Working capital                                        24,295,585  24,799,715   20,714,431  18,018,055   17,089,627
Current ratio                                                 2.7         3.2          2.8         2.8          2.8
Total assets                                           72,888,641  57,984,240   56,079,391  47,626,587   45,168,544
Long-term obligations                                  11,941,954   2,242,047    3,683,419   1,692,962    2,877,386
Total stockholders' equity                             45,925,107  43,840,829   40,352,926  35,012,578   32,084,010
Total capitalization                                   57,867,061  46,082,876   44,036,345  36,705,540   34,961,396
Return on average total assets, %                            10.9        12.5         11.8        10.5          8.9
Return on average stockholders' equity, %                    15.9        16.9         16.2        14.6         12.5

Other Financial Data
Net cash flows from operating activities               $7,990,115  $7,351,850   $7,203,258  $6,312,118   $5,667,504
Capital expenditures                                    1,191,616   1,356,065    1,811,833   2,436,419    1,098,893
Stockholders' equity per share                               6.76        6.27         5.73        5.03         4.61
Cash dividends paid per share                                 .30         .27          .22         .20          .11
Average common shares, basic                            6,907,654   7,053,071    6,989,717   6,999,408    7,000,281
Average common shares, diluted                          6,955,892   7,144,931    7,096,214   7,051,527    7,063,920
Shares of common stock outstanding                      6,794,898   6,993,473    7,043,436   6,956,535    6,964,403


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

   The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


General:

   The Company acquired substantially all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") effective as of October 1, 1998, pursuant to an Asset Purchase Agreement. The acquisition was accounted for as a purchase transaction. Accordingly, the consolidated financial data for the year ended January 31, 1999 incorporates Flex-Kleen's operations for a four-month period.

   The Company acquired Strobic Air Corporation ("Strobic Air"), effective as of July 31, 1996, pursuant to an Agreement and Plan at Merger. The acquisition was accounted for as a purchase transaction. Accordingly, the consolidated financial data for the year ended January 31, 1997 incorporates Strobic Air's operations for a six-month period.

Results of Operations:

   The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

                                                                  Years ended January 31,
                                                               1999        1998         1997
---------------------------------------------------------------------------------------------
Net sales                                                     100.0%      100.0%       100.0%
Cost of goods sold                                             64.3%       63.8%        66.0%
---------------------------------------------------------------------------------------------
Gross profit                                                   35.7%       36.2%        34.0%
Selling, general and administrative expense                    19.7%       19.1%        19.0%
---------------------------------------------------------------------------------------------
Income from operations                                         16.0%       17.1%        15.0%

Other income                                                     .9%        1.6%         1.5%
---------------------------------------------------------------------------------------------
Income before taxes                                            16.9%       18.7%        16.5%

Provision for taxes                                             6.3%        7.3%         6.5%
---------------------------------------------------------------------------------------------
Net income                                                     10.6%       11.4%        10.0%
=============================================================================================

   FYE 1999 vs FYE 1998:

   Net sales for the year ended January 31, 1999 were $67.4 million, a new record, exceeding net sales for the year ended January 31, 1998 by $5.0 million, an increase of 8.0%. This is the sixth consecutive year that net sales have achieved a new record. Sales in the Pollution Control Systems and Allied Equipment segment were $40.1 million or 19.8% higher than the prior fiscal year due to the acquisition of Flex-Kleen, effective as of October 1, 1998, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $27.3 million or 5.7% lower compared to the prior year due primarily to decreased demand for our specialty pump equipment from the Pacific Rim countries.

   Foreign sales increased to $11.2 million for the fiscal year ended January 31, 1999 which is 8.6% higher than the prior year. This increase was due to higher sales in Canada and Europe, offset by lower sales in the Pacific Rim countries. Foreign sales decreased 21.2% in the Fluid Handling segment versus the prior fiscal year, while the Pollution Control Systems and Allied Equipment segment were 170.4% higher than the prior fiscal year due to the impact of the Flex-Kleen acquisition and higher demand for our fume and odor control, and catalytic oxidizer equipment.

   Net income of $7.2 million for the fiscal year ended January 31, 1999 was slightly above the earnings level of the prior year. This is the sixth consecutive year of increased earnings.

   The gross margin for the fiscal year ended January 31, 1999, decreased to 35.7% versus 36.2% for the prior year. This slight decline in gross margin can be attributed to product mix and the recent acquisition of Flex-Kleen.

   Selling expense increased approximately $0.5 million or 10.3% over the prior fiscal year. The Flex-Kleen acquisition accounted for substantially all of the increase. Selling expense as a percentage of net sales was 8.7% for the fiscal year ended January 31, 1999, which was slightly higher than the prior fiscal year.

   General and administrative expense was $7.4 million for the fiscal year ended January 31, 1999 compared to $6.6 million in the prior fiscal year. The $0.8 million increase can be attributed entirely to the operation of Flex-Kleen. General and administrative expense as a percentage of net sales was 10.9% for the fiscal year ended January 31, 1999 compared to 10.5% for the prior fiscal year.

   Other income of $0.6 million for the fiscal year ended January 31, 1999 consisted primarily of interest income earned on short-term investments. Other income of $1.0 million for the fiscal year ended January 31, 1998 consisted primarily of interest income on short-term investments and a $0.2 million net gain on the disposal of certain properties.

   The effective tax rate for the fiscal year ended January 31, 1999 was 37.4% compared to 39.0% for the prior year.

FYE 1998 vs FYE 1997:

   Net sales for the year ended January 31, 1998 were $62.4 million, a new record, exceeding net sales for the year ended January 31, 1997 by $1.5 million, an increase of 2.5%. This was the fifth consecutive year of record net sales. Sales in the Pollution Control Systems and Allied Equipment segment were $1.9 million or 6.0% higher than the prior fiscal year due to the acquisition of Strobic Air, effective as of July 31, 1996, combined with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $0.4 million or 1.3% lower than the prior year.

   Foreign sales increased to $10.3 million for the fiscal year ended January 31, 1998 which was a 14.6% increase over the prior year. This increase was due to higher sales in the Middle East region, Pacific Rim, South America and Caribbean markets. Foreign sales increased 18.1% in the Fluid Handling Equipment segment versus the prior fiscal year, while the Pollution Control Systems and Allied Equipment segment decreased 1.5% versus the prior fiscal year.

   Net income of $7.1 million for the fiscal year ended January 31, 1998 was $1.0 million or 16.7% above the earnings level of the prior year. This was the fifth consecutive year of increased earnings.

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


Liquidity:

   Cash and cash equivalents were $7.4 million on January 31, 1999, a decrease of $3.8 million over the previous year. The decrease was related to the use of $3.5 million of cash for the purchase of treasury shares and $3.3 million of cash used in the acquisition of Flex-Kleen, which was purchased for $15.0 million, plus the assumption of ordinary business liabilities.

   Accounts receivable were $14.5 million at January 31, 1999, an increase of $3.8 million compared to the prior year. The acquisition of Flex-Kleen increased accounts receivable by approximately $3.2 million. The size of orders, the timing of shipments to meet customer requirements and retainage on contracts, combined with increased sales volume in the Pollution Control and Allied Equipment segment, will influence accounts receivable balances at any point in time.

   Inventories totalled $15.0 million at January 31, 1999, an increase of $2.8 million compared to the prior year. Flex-Kleen accounted for $1.7 million of the increase in inventory. Inventory balances will fluctuate depending upon the size and timing of orders and market demand, especially when major systems and contracts are involved.

   Current liabilities increased from $11.3 million at January 31, 1998 to $14.4 million at January 31, 1999, or $3.1 million. Flex-Kleen's operations accounted for $2.8 million of the increase while debt financing associated with the acquisition amounted to $1.2 million.

   The Company has consistently maintained a high current ratio and has not utilized lines of credit totalling $5.0 million which are available for working capital purposes. The current ratio was 2.7 at January 31, 1999 versus a ratio of 3.2 at January 31, 1998.

Capital Resources and Requirements:

   Cash flows provided by operating activities during the fiscal year ended January 31, 1999 amounted to $8.0 million compared to $7.4 million during the prior fiscal year.

   Cash flows used in investing activities during the fiscal year ended January 31, 1999 amounted to $17.0 million compared to $0.1 million during the fiscal year ended January 31, 1998. During October 1998, the Company acquired all of the operating assets of Flex-Kleen pursuant to an Asset Purchase Agreement for approximately $15.0 million, plus the assumption of ordinary business liabilities. The acquisition was accounted for as a purchase transaction. The Company also invested $1.2 million in machinery and equipment in the combined operations. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets in which we serve.

   Financing activities during the fiscal year ended January 31, 1999 provided $5.2 million of available resources compared to a usage of $5.1 million during the prior fiscal year. The Flex-Kleen acquisition was financed through an unsecured bank loan of $12.0 million, payable with interest at a fixed rate swap of 5.98%.

   The Company paid $1.6 million of scheduled long-term debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 1999 was 26.0% compared to 5.1% at January 31, 1998.

   A total of 47,725 stock options were exercised during the year ended January 31, 1999 which provided cash proceeds of approximately $0.4 million.

   The Company continued to repurchase shares outstanding on the open market at prevailing prices under the stock buy back program authorized on August 13, 1997. The Board of Directors also authorized one stock buy back program totalling 350,000 shares during the fiscal year ended January 31, 1999. The Company repurchased 246,300 shares at a cost of approximately $3.5 million under the combined programs during the year ended January 31, 1999.

   The Board of Directors also declared a cash dividend of $.30 per share which was paid on April 24, 1998 to stockholders of record as of April 10, 1998. This represented an 11.1% increase in the dividend payout rate, amounting to $2.1 million or 29.5% of the prior year earnings.

   As part of our commitment to the future, the Company expended $0.8 million and $0.7 million on research and development for each of the fiscal years ended January 31, 1999 and 1998, respectively.

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


Recent Accounting Pronouncements:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is effective for the fiscal year ending January 31, 2000. The adoption of this pronouncement is expected to have no impact on Met-Pro's consolidated results of operations, financial position, or cash flows.

Year 2000 Compliance:

   The "Year 2000" issue refers to computer systems and other equipment operating on software that uses only two digits to represent the year, rather than four digits. As a result, these systems and equipment may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900".

   The Company initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1997, the Company began developing a plan to upgrade its business and operating systems to Year 2000 compliant software. Implementation of the upgrade began in 1998 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. As of May 1998, the Company had completed implementation and testing of its business and operating systems at all of the Company's facilities.

   In order to identify potential Year 2000 problems at key suppliers, the Company has initiated external surveys to assess their level of compliance. The Company expects by May 1999 to complete its assessment of outside parties and develop the appropriate actions to be taken.

   The Company is also in the process of reviewing embedded software in its equipment and facilities to identify potential Year 2000 issues. Equipment manufacturers are being requested to certify their compliance and assist the Company in developing solutions where they are currently non-compliant. The Company expects to complete the assessment and testing process by August 1999.

   While reasonable actions have been taken to address the Year 2000 problem and will continue to be taken in the future to mitigate such disruption, the magnitude of all Year 2000 disturbances cannot be predicted. Management believes that past or expected future capital requirements related to Year 2000 compliance issues will not have a material impact on its consolidated financial position or results of operations.

   The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading:
Cautionary Statement Regarding Forward-Looking Statements.


Cautionary Statement Regarding Forward-Looking Statements:

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


Item 7A. Quantitative and Qualitative Disclosure About Market Risks:

   Not Applicable

Item 8. Financial Statements and Supplementary Data:

   Index to Consolidated Financial Statements and Supplementary Data:
                                                                            Page
                                                                            ----
   Consolidated Financial Statements:
          Independent Auditor's Report ....................................   14
          Consolidated Statement of Operations ............................   16
          Consolidated Balance Sheet ......................................   17
          Consolidated Statement of Cash Flows ............................   18
          Consolidated Statement of Stockholders' Equity ..................   19
          Consolidated Business Segment Data ..............................   20
          Notes to Consolidated Financial Statements ......................   21

   Supplementary Data:
          Quarterly Financial Data ........................................   33




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                              /s/ MARGOLIS & COMPANY P.C.
                                              ---------------------------

Bala Cynwyd, Pennsylvania

February 25, 1999

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                              MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Years ended January 31,
                                                          1999            1998            1997
-------------------------------------------------------------------------------------------------
Net sales                                             $67,390,488     $62,387,870     $60,853,278
Cost of goods sold                                     43,340,575      39,802,965      40,157,752
-------------------------------------------------------------------------------------------------
Gross profit                                           24,049,913      22,584,905      20,695,526
-------------------------------------------------------------------------------------------------
Operating expenses
   Selling                                              5,880,080       5,331,954       4,854,845
   General and administrative                           7,368,017       6,557,355       6,683,550
-------------------------------------------------------------------------------------------------
                                                       13,248,097      11,889,309      11,538,395
-------------------------------------------------------------------------------------------------
Income from operations                                 10,801,816      10,695,596       9,157,131

Other income, net                                         618,707         970,767         918,905
-------------------------------------------------------------------------------------------------
Income before taxes                                    11,420,523      11,666,363      10,076,036

Provision for taxes                                     4,269,471       4,549,882       3,980,034
-------------------------------------------------------------------------------------------------
Net income                                             $7,151,052      $7,116,481      $6,096,002
=================================================================================================

Earnings per share
   Basic                                                    $1.04           $1.01            $.87
   Diluted                                                  $1.03           $1.00            $.86
=================================================================================================

Average number of common and
common equivalent shares outstanding
   Basic                                                6,907,654       7,053,071       6,989,717
   Diluted                                              6,955,892       7,144,931       7,096,214
=================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                         January 31,
ASSETS                                                             1999               1998
------------------------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                   $  7,446,369       $ 11,253,380
   Accounts receivable, net of allowance for
     doubtful accounts of approximately $261,000
     and $280,000, respectively                                  14,492,082         10,664,310
   Notes receivable, ESOT                                                 -            200,000
   Inventories                                                   14,973,169         12,210,749
   Prepaid expenses, deposits and other current assets              827,824            723,965
   Deferred income taxes                                            944,009          1,014,856
------------------------------------------------------------------------------------------------
          Total current assets                                   38,683,453         36,067,260

Property, plant and equipment, net                               13,931,276         13,787,596
Costs in excess of net assets of businesses acquired, net        19,260,591          7,198,915
Other assets                                                      1,013,321            930,469
------------------------------------------------------------------------------------------------
          Total assets                                         $ 72,888,641       $ 57,984,240
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current liabilities
   Current portion of long-term debt                           $  2,125,093       $  1,441,964
   Accounts payable                                               5,213,770          2,648,943
   Accrued salaries, wages and expenses                           5,804,235          6,523,442
   Payroll and other taxes payable                                  216,822              5,746
   Customers' advances                                            1,027,948            647,450
------------------------------------------------------------------------------------------------
          Total current liabilities                              14,387,868         11,267,545

Long-term debt                                                   11,941,954          2,242,047
Other non-current liabilities                                       328,838            249,037
Deferred income taxes                                               304,874            384,782
------------------------------------------------------------------------------------------------
          Total liabilities                                      26,963,534         14,143,411
------------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity
   Common stock, $.10 par value; 18,000,000
     shares authorized, 7,138,625 shares
     issued, of which 343,727 and 145,152 shares were
     reacquired and held in treasury, respectively                  713,862            713,862
   Additional paid-in capital                                     7,508,748          7,868,357
   Retained earnings                                             42,718,355         37,667,872
   Accumulated other comprehensive income                           (85,103)          (219,015)
   Treasury stock, at cost                                       (4,930,755)        (2,190,247)
------------------------------------------------------------------------------------------------
          Net stockholders' equity                               45,925,107         43,840,829
------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity           $ 72,888,641       $ 57,984,240
================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Years ended January 31,
                                                                1999              1998              1997
------------------------------------------------------------------------------------------------------------
                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net income                                              $  7,151,052       $ 7,116,481       $ 6,096,002
   Adjustments to reconcile net income to net
       cash provided by operating activities:
   Depreciation and amortization                              2,088,011         1,830,630         1,707,547
   Deferred income taxes                                         (9,185)         (247,754)         (379,520)
   (Gain) on sale of property and equipment, net                 (6,590)         (193,117)         (369,100)
   Non-cash compensation expensed on
       grant of stock options                                         -           122,595           286,733
     Allowance for doubtful accounts                            (18,827)           47,307            38,014
     (Increase) decrease in operating assets,
       net of acquisitions
     Accounts receivable                                       (492,274)         (229,602)         (617,027)
     Notes receivable, ESOT                                     200,000           200,000                 -
       Inventories                                           (1,007,069)       (1,690,754)          496,743
       Prepaid expenses and other current assets                  9,494          (158,739)           82,789
       Other assets                                              10,346           411,562           (40,968)
   Increase (decrease) in operating liabilities,
       net of acquisitions
     Accounts payable, accrued expenses and taxes              (244,547)         (231,737)         (106,710)
     Customers' advances                                        229,903           298,881           (62,840)
     Other non-current liabilities                               79,801            76,097            71,595
------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities           7,990,115         7,351,850         7,203,258
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                   6,600         1,308,995         1,498,747
   Acquisitions of property and equipment                    (1,191,616)       (1,356.065)       (1,811,833)
   Payment for purchase of acquisitions,
      net of cash acquired                                  (15,811,625)                -        (3,535,898)
------------------------------------------------------------------------------------------------------------
          Net cash (used in) investing activities           (16,996,641)          (47,070)       (3,848,984)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from new borrowings                              12,000,000                 -         3,500,000
     Reduction of debt                                       (1,616,964)       (1,584,495)       (1,919,659)
   Exercise of stock options                                    362,229           516,685           263,594
   Payment of dividends                                      (2,100,569)       (1,915,832)       (1,530,693)
   Cash in lieu of fractional shares                                  -                 -            (2,685)
   Purchase of treasury shares                               (3,462,346)       (2,113,890)       (1,982,411)
------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing
            activities                                        5,182,350        (5,097,532)       (1,671,854)
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          17,165           (24,844)          (26,819)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (3,807,011)        2,182,404         1,655,601

Cash and cash equivalents at beginning of year               11,253,380         9,070,976         7,415,375
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $  7,446,369       $11,253,380       $ 9,070,976
============================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                  Additional                   Other
                                                          Common    Paid-in    Retained    Comprehensive  Treasury
                                                          Stock     Capital    Earnings    Income/(Loss)    Stock         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1996                               $475,922  $7,442,810  $28,142,539    $209,333   ($1,258,026)  $35,012,578

Comprehensive income:
   Net income                                                   -           -    6,096,002           -             -
   Cumulative translation adjustment                            -           -           -     (190,212)            -
      Total comprehensive income                                                                                         5,905,790

Dividends paid, $.22 per share                                  -           -   (1,530,693)          -             -    (1,530,693)
Stock split, 50%                                          237,940           -     (237,940)          -             -             -
Cash in lieu of fractional shares                               -           -       (2,685)          -             -        (2,685)
Stock option transactions                                       -     143,514           -            -       406,813       550,327
Purchase of 156,900 shares of treasury stock                    -           -           -            -    (1,982,411)   (1,982,411)
Acquisition of Strobic Air Corporation                          -     673,965           -            -     1,726,055     2,400,020
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997                                713,862   8,260,289   32,467,223      19,121    (1,107,569)   40,352,926

Comprehensive income:
   Net income                                                   -           -    7,116,481           -             -
   Cumulative translation adjustment                            -           -            -    (238,136)            -
      Total comprehensive income                                                                                         6,878,345

Dividends paid, $.27 per share                                  -           -   (1,915,832)          -             -    (1,915,832)
Stock option transactions                                       -    (391,932)           -           -     1,031,212       639,280
Purchase of 134,300 shares of treasury stock                    -           -            -           -    (2,113,890)   (2,113,890)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998                                713,862   7,868,357   37,667,872    (219,015)   (2,190,247)   43,840,829

Comprehensive income:
   Net income                                                   -           -    7,151,052           -             -
   Cumulative translation adjustment                            -           -            -     133,912             -
      Total comprehensive income                                                                                         7,284,964

Dividends paid, $.30 per share                                  -           -   (2,100,569)          -             -    (2,100,569)
Stock option transactions                                       -    (359,609)           -           -       721,838       362,229
Purchase of 246,300 shares of treasury stock                    -           -            -           -    (3,462,346)   (3,462,346)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999                               $713,862  $7,508,748  $42,718,355    ($85,103)  ($4,930,755)  $45,925,107
===================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                       CONSOLIDATED BUSINESS SEGMENT DATA

                                                                    Years ended January 31,
                                                          1999                1998              1997
--------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
Pollution control systems and allied equipment        $40,128,412         $33,483,034        $31,578,749
Fluid handling equipment                               27,262,076          28,904,836         29,274,529
--------------------------------------------------------------------------------------------------------
                                                      $67,390,488         $62,387,870        $60,853,278
   Includes foreign sales of:
   Pollution control systems and allied equipment      $4,323,506         $ 1,598,778        $ 1,623,232
   Fluid handling equipment                             6,837,293           8,679,624          7,349,137
--------------------------------------------------------------------------------------------------------
                                                      $11,160,799         $10,278,402        $ 8,972,369
========================================================================================================

Income from operations
Pollution control systems and allied equipment        $ 6,581,531         $ 6,030,733        $ 5,048,313
Fluid handling equipment                                4,220,285           4,664,863          4,108,818
--------------------------------------------------------------------------------------------------------
                                                      $10,801,816         $10,695,596        $ 9,157,131
========================================================================================================

Depreciation and amortization expense
Pollution control systems and allied equipment        $ 1,250,163         $   980,869        $   750,677
Fluid handling equipment                                  837,848             849,761            956,870
--------------------------------------------------------------------------------------------------------
                                                      $ 2,088,011         $ 1,830,630        $ 1,707,547
========================================================================================================

Capital expenditures
Pollution control systems and allied equipment        $   893,003         $   817,732        $   797,799
Fluid handling equipment                                  269,585             456,283            922,724
--------------------------------------------------------------------------------------------------------
                                                        1,162,588           1,274,015          1,720,523
Corporate                                                  29,028              82,050             91,310
--------------------------------------------------------------------------------------------------------
                                                      $ 1,191,616         $ 1,356,065        $ 1,811,833
========================================================================================================

Identifiable assets at January 31
Pollution control systems and allied equipment        $44,137,192         $24,625,574        $24,530,682
Fluid handling equipment                               20,321,860          19,826,486         20,601,654
--------------------------------------------------------------------------------------------------------
                                                       64,459,052          44,452,060         45,132,336
Corporate                                               8,429,589          13,532,180         10,947,055
--------------------------------------------------------------------------------------------------------
                                                      $72,888,641         $57,984,240        $56,079,391
========================================================================================================

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the segments.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of operations:

        The Company manufactures and sells pollution control and allied equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

        Basis of presentation:

        The consolidated financial statements include the accounts of Met-Pro Corporation ("Met-Pro" or the "Company") and its wholly owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc. and Strobic Air Corporation ("Strobic Air"). Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," using the U. S. dollar as the functional currency.

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

        Costs in excess of net assets of businesses acquired:

        Costs in excess of net assets of businesses acquired prior to November 1, 1970, totalling $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, totalling $18,678,078, are being amortized over 40 years. The Company monitors the recoverability of goodwill using a fair value approach.

        Revenue recognition:

        Revenues are generally recognized when products are shipped.

        Advertising:

        Advertising costs are charged to operations in the year incurred and were $1,151,535, $1,111,724 and $809,476 for the years ended January 31,
        1999, 1998 and 1997, respectively.

        Research and development:

        Research and development costs are charged to operations in the year incurred and were $752,648, $726,278 and $670,336 for the years ended January 31, 1999, 1998 and 1997, respectively.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


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

        Diluted earnings per share are computed based on the weighted average number of shares actually outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

        Dividends:

        On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record on April 9, 1999.

        Stock splits:

        On July 8, 1996, the Company issued 2,379,197 shares of Common Stock in connection with a 3-for-2 stock split. The stock split was in the form of a 50% stock dividend. Per share figures and other information included in the financial statements and notes are based on the increased number of shares after giving affect to the stock split.

        Concentrations of credit risk:

        The Company believes concentrations of credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. The Company had no significant concentrations of credit risk as of January 31, 1999 and 1998.

        Supplemental cash flow information:

                                             1999        1998         1997
        ---------------------------------------------------------------------
        Cash paid during the year for:
           Interest                      $  415,893   $  314,735   $  228,841
        ---------------------------------------------------------------------
           Income taxes                  $4,691,163   $4,530,301   $4,039,248
        ---------------------------------------------------------------------

        Recent accounting pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is effective for the fiscal year ending January 31, 2000. The adoption of this pronouncement will have no impact on Met-Pro's consolidated results of operations, financial position, or cash flows.

        Reclassifications:

        Certain reclassifications have been made to the financial statements for the fiscal years ended January 31, 1998 and 1997 to conform to the presentation of the financial statements for the fiscal year ended January 31, 1999.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


NOTE 2: SIGNIFICANT ACQUISITIONS

        Flex-Kleen:

        During October 1998, the Company, pursuant to an Asset Purchase Agreement, purchased all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") for a purchase price of approximately $15,000,000 plus the assumption of ordinary business liabilities. The acquisition was accounted for as a purchase transaction. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The consolidated statement of operations for the fiscal year ended January 31, 1999 includes the operations of Flex-Kleen for the period since October 1, 1998.

        The acquisition was completed by a cash payment of approximately $15,000,000, plus acquisition costs, which resulted in $12,142,456 of goodwill. A bank loan totalling $12,000,000 having a ten-year term with a fixed interest rate swap of 5.98% was used to finance the acquisition. Payments of principal and interest are payable on a quarterly basis (see
        Note 7).

        The following unaudited pro forma information presents results of operations as if the acquisition of Flex-Kleen had occurred at the beginning of the respective years presented.

                                            1999           1998
        -----------------------------------------------------------
        Net sales                       $79,315,488     $81,783,870
        Income before taxes              12,538,227      12,556,791
        Net income                        7,844,029       7,659,643

        Earnings per share, basic             $1.14           $1.09
        Earnings per share, diluted           $1.13           $1.07

        Strobic Air:

        Effective July 31, 1996, the Company, pursuant to an Agreement and Plan of Merger, acquired the common stock of Strobic Air for a purchase price of approximately $5,000,000. The acquisition was accounted for as a purchase transaction. Strobic Air designs, manufactures and markets the patented Tri-Stack(R) direct drive mixed flow exhaust fans which are state-of-the-art design.

        The acquisition was completed by issuing common stock from the treasury valued at $2,400,020 (195,920 shares), a cash payment of $2,150,000, a promissory note payable for $250,000, plus acquisition costs. As part of the transaction, the Company entered into a non-compete agreement in the amount of $1,000,000 having a four-year term. Bank loans totalling $3,500,000, consisting of two $1,750,000 notes, one with a floating interest rate and one with a fixed interest rate (see Note 7), were used to finance the purchase. Goodwill totalling $3,914,602 was recorded.


NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents:

        Short-term investments at January 31, 1999 and 1998 were valued at cost (approximating market) and amounted to $5,911,046 and $10,652,199, respectively. Short-term investments consist principally of commercial paper maturing within three months and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


        Debt:

        The fair value and carrying amount of long-term debt was as follows:

                                         January 31,
                                  1999                1998
        ------------------------------------------------------
        Fair value             $13,891,334        $ 3,714,500
        Carrying amount         14,067,047          3,684,011

        Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

        The Company's financial instruments are not held for trading purposes.


NOTE 4: NOTES RECEIVABLE, ESOT

        The Company advanced a total of $200,000 at January 31, 1998 to the Employee Stock Ownership Trust to acquire shares of the Company's stock. The advances were evident by demand notes with interest rates of approximately 4.9% per annum.


NOTE 5: INVENTORIES

        Inventories consisted of the following:

                                               January 31,
                                       1999                   1998
        -------------------------------------------------------------
        Raw material               $ 7,246,379            $ 5,570,663
        Work in process              2,435,351              2,001,618
        Finished goods               5,291,439              4,638,468
        -------------------------------------------------------------
                                   $14,973,169            $12,210,749
        =============================================================

        At January 31, 1999 and 1998, inventories valued at the last-in, first-out method ("LIFO") were $2,989,763 and $2,950,755, respectively. The LIFO value of inventories was lower than replacement cost by $868,015 and $822,760 at January 31, 1999 and 1998, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 1999 and 1998, as a result of applying the provisions of Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", to an acquisition completed in a prior year.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


NOTE 6: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                         January 31,
                                                 1999                   1998
        -----------------------------------------------------------------------
        Land                                 $ 1,802,386            $ 1,797,984
        Buildings and improvements            11,374,411             11,074,419
        Machinery and equipment               10,655,454             10,028,107
        Furniture and fixtures                 2,954,289              2,590,708
        Automotive equipment                   1,031,960                948,203
        Leasehold improvements                     3,710                  3,710
        Construction in progress                  56,680                110,180
        -----------------------------------------------------------------------
                                              27,878,890             26,553,311
        Less accumulated depreciation         13,947,614             12,765,715
        -----------------------------------------------------------------------

                                             $13,931,276            $13,787,596
        =======================================================================

        Depreciation of property, plant and equipment charged to operations amounted to $1,443,458, $1,353,857 and $1,295,483 for the years ended in 1999, 1998 and 1997, respectively.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


NOTE 7: DEBT

        Short-term debt:

        The Company has available both domestic and foreign unsecured lines of credit totalling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

        Long-term debt:

        Long-term debt consisted of the following:

                                                                January 31,
                                                              1999       1998
             -------------------------------------------------------------------

             Note payable, bank, payable in
               quarterly installments of $300,000,
               plus interest at a fixed rate swap of
               5.98%, maturing October, 2008             $11,700,000  $        -

             Notes payable, bank, payable in
               quarterly installments of $87,500,
               plus interest at a fixed rate of
               7.51%, maturing September, 2001               962,500   1,512,500

             Notes payable, bank, payable in
               quarterly installments of $87,500,
               plus interest at a variable rate
               ranging from 6.25% to 6.59%,
               maturing September, 2001                      962,500   1,512,500

             Notes payable, acquisition escrow
               accounts, balloon payments in the
               amounts of $50,000 and $75,000
               due on April 8, 1999 and June 11,
               1999, plus interest at a fixed rate of
               5.98%                                         125,000     250,000

             Mortgage note payable, collateralized
               by property, payable in $10,267
               monthly installments (including
               principal and interest), at a fixed
               interest rate of 8.50%, maturing
               January, 2002                                 317,047     409,011
             -------------------------------------------------------------------
                                                          14,067,047   3,684,011
             Less current portion                          2,125,093   1,441,964
             -------------------------------------------------------------------
                                                         $11,941,954  $2,242,047
             ===================================================================

        The above notes are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


        Maturities of long-term debt were as follows:

              Year Ending
               January 31,
        ---------------------------------------------------------

                  2000                  $ 2,125,093
                  2001                    2,008,940
                  2002                    1,833,014
                  2003                    1,200,000
                  2004                    1,200,000
               Thereafter                 5,700,000
        ---------------------------------------------------------
                                        $14,067,047
        =========================================================

        Interest expense was $398,051, $325,718 and $300,170 for the years ended in 1999, 1998 and 1997, respectively.


NOTE 8: INCOME TAXES

        The provision for income taxes was comprised of the following:

                            1999            1998            1997
        --------------------------------------------------------------
        Current
           Federal      $3,216,200      $3,718,205      $3,048,214
           State           878,903         933,080         982,353
           Foreign         183,429         146,658         250,729
        --------------------------------------------------------------
                         4,278,532       4,797,943       4,281,296
         Deferred           (9,061)       (248,061)       (301,262)
        --------------------------------------------------------------

                        $4,269,471      $4,549,882      $3,980,034
        ==============================================================

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets were as follows:

                                                     1999           1998
        ------------------------------------------------------------------
        Deferred tax assets
           Inventory cost capitalization         $  233,572     $  203,851
           Pension cost                             982,444        965,152
           Non-compete agreements                   431,383        372,124
           Other                                    128,190        246,055
        ------------------------------------------------------------------
             Total deferred tax assets            1,775,589      1,787,182
        ==================================================================

        Deferred tax liabilities
           Accelerated depreciation                 522,596        568,547
           Inventory - Dean Pump Division           400,197        400,202
           Excess of book over tax basis of
            property acquired in acquisitions        96,001        125,052
           Goodwill                                 117,660         63,307
        ------------------------------------------------------------------
             Total deferred tax liabilities       1,136,454      1,157,108
        ------------------------------------------------------------------

             Net deferred tax assets             $  639,135     $  630,074
        ==================================================================

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:

                                               1999                    1998                      1997
         ----------------------------------------------------------------------------------------------------
         Computed expected
            tax expense
            (federal)                  $3,882,978     34.0%     $3,966,563     34.0%     $3,425,852     34.0%
         State income taxes,
            net of federal
            income tax benefit            580,076      5.1         615,833      5.3         648,353      6.4
         Foreign tax differential          (5,277)       -             (23)       -         (59,709)     (.6)
         Foreign tax credit               (10,924)     (.1)         (5,786)       -          (5,140)       -
         Other                           (177,382)    (1.6)        (26,705)     (.3)        (29,322)     (.3)
         ----------------------------------------------------------------------------------------------------

         Effective income taxes        $4,269,471     37.4%     $4,549,882     39.0%     $3,980,034     39.5%
         ====================================================================================================

NOTE 9:  LEASES AND OTHER COMMITMENTS

         The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 1999 were as follows:

                     2000                           $253,027
                     2001                            182,597
                     2002                            178,867
                     2003                            149,056

         Rental expense under all operating leases was $153,711, $76,407 and $50,622 during the years ended in 1999, 1998 and 1997, respectively.


NOTE 10: EMPLOYEE BENEFIT PLANS

         Pension Plans:

         The Company has several tax-qualified defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

         Net periodic pension cost included the following components:

                                                 1999             1998             1997
         --------------------------------------------------------------------------------
         Service cost - benefits earned
            during the period                  $527,196         $466,000         $461,000
         Interest cost on projected
            benefit obligation                  708,083          664,202          625,083
         Return on assets                    (1,707,281)      (2,675,240)      (1,624,484)
         Amortization                          (195,466)        (118,868)          58,205
         Deferred gain
            on investments                      769,701        1,924,069          984,187
         --------------------------------------------------------------------------------
                                               $102,233         $260,163         $503,991
         ================================================================================

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


         The following table set forth the Plans' change in benefit obligations, change in plan assets and amounts recognized in the Company's balance sheet at January 31, 1999 and 1998:

                                                                 1999              1998
         ---------------------------------------------------------------------------------
         Change in benefit obligation:

         Benefit obligation at beginning of year             $ 9,456,813       $ 8,568,900
            Service cost                                         527,196           466,000
            Interest cost                                        708,083           664,202
            Actuarial loss                                       133,720            93,855
            Benefits paid                                       (491,212)         (336,144)
         ---------------------------------------------------------------------------------
         Benefit obligation at end of year                   $10,334,600       $ 9,456,813
         ---------------------------------------------------------------------------------

         Change in plan assets:

         Fair value of plan assets at beginning of year      $11,888,269       $ 9,494,039
            Actual return on plan assets                       1,707,281         2,633,544
            Employer contribution                                 53,959            75,551
            Benefits paid                                       (477,912)         (314,865)
         ---------------------------------------------------------------------------------
         Fair value of plan assets at end of year            $13,171,597       $11,888,269
         ---------------------------------------------------------------------------------

         Funded status                                       $ 2,836,997       $ 2,431,456
            Unrecognized actuarial (gain)                     (5,419,671)       (4,986,455)
            Unrecognized transition (asset)                     (154,980)         (165,495)
            Unrecognized prior service costs                     212,701           233,353
         ---------------------------------------------------------------------------------
         Net amount recognized                               ($2,524,953)      ($2,487,141)
         ---------------------------------------------------------------------------------

         Amounts recognized in the balance sheet consist of:

         Accrued benefit liability                           ($2,524,953)      ($2,487,141)
         ---------------------------------------------------------------------------------

         Assumptions used in the accounting for pension cost were:

                                                  1999              1998              1997
         ----------------------------------------------------------------------------------
         Discount rate                            7.00%             7.25%             7.50%
         Rate of increase in
            compensation levels
            (where applicable)                    4.50%             6.00%             6.00%
         Expected long-term rate of
            return on assets                      8.00%             8.00%             8.00%

         Directors' Benefit Plan:

         The Company also provides a non-qualified pension plan for Directors which is unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The benefits obligation was $601,600 and $449,700 at January 31, 1999 and 1998, respectively. The amounts applicable are included in the tables above.

         Employees' Stock Ownership Trust:

         The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the Plan. The Company provided for cash contributions to the Employees' Stock Ownership Trust of $225,000, $200,000 and $200,000 in each of the years ended in 1999, 1998 and 1997, respectively. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


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

         The status of the Plans was as follows:

         1987 Plan                                1999         1998         1997
         -------------------------------------------------------------------------
         Options outstanding at February 1            -       65,087       60,300
            Grants                                    -            -       40,500
            Exercises                                 -       65,087       35,713
         Options outstanding at January 31            -            -       65,087

         Options price range at January 31            -      $  3.38      $  3.38
                                                                 to           to
                                                      -      $  7.17      $  7.17

         Options exercisable at January 31            -            -       65,087
         -------------------------------------------------------------------------
         Options available for grant
            at January 31                             0            0        1,238
         =========================================================================

         1992 Plan                                 1999         1998         1997
         -------------------------------------------------------------------------
         Options outstanding at February 1      183,250      202,500      197,625
            Grants                                    -            -       21,000
            Exercises                            47,725       19,250       12,375
            Cancellations                             -            -        3,750
         Options outstanding at January 31      135,525      183,250      202,500

         Options price range at January 31      $  5.00      $  5.00      $  5.00
                                                    to           to           to
                                                $ 13.13      $ 13.13      $ 13.13

         Options exercisable at January 31      131,025      171,750      143,251
         -------------------------------------------------------------------------
         Options available for grant
            at January 31                             0            0            0
         =========================================================================

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)

         1997 Plan                                                   1999        1998          1997
         ------------------------------------------------------------------------------------------
         Options outstanding at February 1                          20,000           -            -
           Grants                                                   23,500      20,000            -
           Exercises                                                     -           -            -
           Cancellations                                            10,000           -            -
         Options outstanding at January 31                          33,500      20,000            -

         Options price range at January 31                          $12.00      $12.00            -
                                                                      to
                                                                    $15.50

         Options exercisable at January 31                          22,500      20,000            -
         ------------------------------------------------------------------------------------------
         Options available for grant
           at January 31                                           306,500     330,000            0
         ==========================================================================================

         The weighted average exercise prices of the Company's stock option plans were as follows:

                                                                    1999        1998          1997
         ------------------------------------------------------------------------------------------
         Options outstanding at February 1                         $ 8.84       $ 7.75        $7.19
           Grants                                                  $13.69       $12.00        $8.40
           Exercises                                               $ 7.59       $ 6.13        $5.48
           Cancellations                                           $12.00            -        $9.08
         Options outstanding at January 31                         $ 9.68       $ 8.84        $7.75

NOTE 11: OTHER INCOME, NET

         Other income, net, was comprised of the following:

                                                                     1999        1998           1997
         ---------------------------------------------------------------------------------------------
         Gain on sale of property
           and equipment                                           $  6,590     $193,117      $369,100
         Other, primarily interest income                           612,117      777,650       549,805
         ---------------------------------------------------------------------------------------------
                                                                   $618,707     $970,767      $918,905
         =============================================================================================

NOTE 12: BUSINESS SEGMENT DATA

         The Company's operations are conducted in two business segments as follows: the manufacture and sale of pollution control systems and allied equipment, and the manufacture and sale of fluid handling equipment.

         No significant intercompany revenue is realized by either business segment. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

         Financial information by business segment is shown on page 20.

                              MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997 - (Continued)


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

                                      1999           1998            1997
         -------------------------------------------------------------------
         Net sales:
           United States           $56,229,689    $52,109,468    $51,880,909
           Foreign                  11,160,799     10,278,402      8,972,369
         -------------------------------------------------------------------
                                   $67,390,488    $62,387,870    $60,853,278
         ===================================================================

         Income from operations:
           United States           $ 9,619,936    $ 9,710,802    $ 8,257,191
           Foreign                   1,181,880        984,794        899,940
         -------------------------------------------------------------------
                                   $10,801,816    $10,695,596    $ 9,157,131
         ===================================================================

         Total assets:
           United States           $68,284,881    $53,995,274    $51,916,885
           Foreign                   4,603,760      3,988,966      4,162,506
         -------------------------------------------------------------------
                                   $72,888,641    $57,984,240    $56,079,391
         ===================================================================

QUARTERLY FINANCIAL DATA (Unaudited)

                                                               Earnings    Earnings
                                                              Per Share,   Per Share,
1998               Net Sales     Gross Profit   Net Income       Basic      Diluted
-------------------------------------------------------------------------------------
First Quarter     $14,912,736    $ 5,692,460    $ 1,696,367      $.24         $.24
Second Quarter     15,866,826      5,662,541      1,789,765       .25          .25
Third Quarter      16,265,312      5,869,957      1,859,329       .26          .26
Fourth Quarter     15,342,996      5,359,947      1,771,020       .25          .25

                                                               Earnings    Earnings
                                                              Per Share,   Per Share,
1998               Net Sales     Gross Profit   Net Income       Basic      Diluted
-------------------------------------------------------------------------------------
First Quarter     $14,940,888    $ 5,702,899    $ 1,737,544      $.25         $.25
Second Quarter     14,588,843      5,461,003      1,752,962       .25          .25
Third Quarter      17,087,560      6,179,209      1,794,956       .26          .26
Fourth Quarter     20,773,197      6,706,802      1,865,590       .28          .27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

         During the fiscal year ended January 31, 1999, there has been no change in accountants and no disagreements on accounting and financial disclosures.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

         The information required by this Item (except for the information set forth on page 5 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Director" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 11. Executive Compensation:

         The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management:

         The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 13. Certain Relationships and Related Transactions:

         The information required by this Item is hereby incorporated by reference to the information set forth under the captions "Election of Director" and "Certain Business Relationships" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

         A. Financial statements:

            Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 14.

         B. Exhibits:

         The following exhibits are filed herewith or incorporated by reference:

         (2)(a) Agreement and Plan of Merger dated September 12, 1996 by and between Met-Pro Corporation, Met-Pro Acquisition Corporation, Strobic Air Corporation, Lynn T. Secrest, Ronald H. Secrest, Richard P. Secrest and John W. Stone, III. Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-13929), declared effective December 31, 1996.

         (2)(b) Asset Purchase Agreement dated October 29, 1998 among Flex-Kleen Corporation, Flex-Kleen Canada Limited, Aqua Alliance, Inc., AWT Air Company Inc., 1321249 Ontario Limited and Met-Pro Corporation. Incorporated by reference to Company's Registration Statement on Form 8-K filed on November 13, 1998 and amended on January 12, 1999.

         (3)(a) Restated Certificate of Incorporation (incorporated by reference to Company's Registration Statement on Form 8-A filed June 12,
                1998).

         (3)(b) Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Company's annual report on Form 10-K filed April 24, 1998).

         (3)(c) By-Laws as amended through February 7, 1968 (incorporated by reference to Company's Registration Statement No. 2-26979, declared effective October 15, 1968).

         (3)(d) Amendments to By-Laws adopted June 3, 1987, July 18, 1978 and June 15, 1977 (incorporated by reference to Company's Registration Statement on Form 8-A filed June 12, 1998).

         (11)   Statement re Computation of Per Share Earnings. See page 16 of
                Item 8.

         (21)   List of Subsidiaries of Registrant:

                Corporate                   Jurisdiction of         Name under which Business
                Name                        Incorporation           is Conducted
                ---------                   ---------------         -------------------------
                Mefiag B.V.                 The Netherlands         Mefiag B.V., a wholly
                                                                    owned subsidiary of
                                                                    Met-Pro Corporation

                Flex-Kleen Canada Inc.      Ontario, Canada         Flex-Kleen Canada Inc.,
                                                                    a wholly owned subsidiary of
                                                                    Met-Pro Corporation

                Strobic Air Corporation     Delaware                Strobic Air Corporation,
                                                                    a wholly owned subsidiary of
                                                                    Met-Pro Corporation

         (23)   Consent of Independent Public Accountants.

         (27)   Financial Data Schedule.

                The following exhibits required under Item 601 of Regulation S-K promulgated by the Securities & Exchange Commission have been omitted because they are either inapplicable or non-existent:

                (4)  Instruments defining the rights of security holders.
                (9)  Voting trust agreements.
                (10) Material contracts.
                (12) Statements re computation of ratios.
                (13) Annual report to security holders.
                (16) Letter re change in certifying accountant.
                (18) Letter re change in accounting principles.
                (22) Published report regarding matters submitted to vote of security holders.
                (24) Power of attorney.
                (99) Additional exhibits.


         C.     Reports on Form 8-K:

                The Company filed a Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 as amended on January 12, 1999 pertaining to the acquisition of assets of Flex-Kleen Corporation, a Delaware corporation, and Flex-Kleen Canada Limited, an Ontario, Canada corporation. The unaudited pro forma consolidated balance sheet at July 31, 1998 and January 31, 1998, together with pro forma consolidated statements of operations for the six months ended July 31, 1998 and the year ended January 31, 1998, giving effect to the acquisition of Flex-Kleen as if the acquisition had been consummated as of the beginning of the respective periods, were filed within this Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MET-PRO CORPORATION


   April 23, 1999                              By:     /S/ WILLIAM L. KACIN
-----------------------                           -----------------------------
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


Signature                                  Title                          Date
---------                                  -----                          ----

/S/ William L. Kacin                President, Chief Executive        April 23, 1999
--------------------------          Officer and Director
William L. Kacin

/S/ Gary J. Morgan                  Vice President-Finance,           April 23, 1999
--------------------------          Secretary, Treasurer,
Gary J. Morgan                      Chief Financial Officer,
                                    Chief Accounting Officer
                                    and Director


/S/ Walter A. Everett               Director, Chairman                April 23, 1999
--------------------------
Walter A. Everett

/S/ Thomas F. Hayes                 Director                          April 23, 1999
--------------------------
Thomas F. Hayes

/S/ Alan Lawley                     Director                          April 23, 1999
--------------------------
Alan Lawley

/S/ Nicholas DeBenedictis           Director                          April 23, 1999
--------------------------
Nicholas DeBenedictis

/S/ Jeffrey H. Nicholas             Director                          April 23, 1999
--------------------------
Jeffrey H. Nicholas