Form 10-Q
period 1999-04-30
MET PRO CORP
filed 1999-05-25
CIK 65201

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


For the quarter ended: April 30, 1999           Commission file number 001-07763


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




     The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,707,516 (as of April 30, 1999).



================================================================================

                                                MET-PRO CORPORATION



                                                       INDEX


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

         Condensed consolidated balance sheet as of
                  April 30, 1999 and January 31, 1999.........................................................  2
         Condensed consolidated statement of operations for the three-month periods ended April 30, 1999 and 1998.......................................................  3
         Condensed consolidated statement of stockholders' equity for the three-month periods ended April 30, 1999 and 1998...........................................  4
         Condensed consolidated statement of cash flows for the three-month periods ended April 30, 1999 and 1998.......................................................  5
         Notes to condensed consolidated financial statements.................................................  6
         Report of independent accountants....................................................................  9

    Item 2.   Management's discussion and analysis of the financial condition and results of operations................................................................... 10


PART II - OTHER INFORMATION

   Item 6(b).     Reports on Form 8-K......................................................................... 14

SIGNATURES.................................................................................................... 14


                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                April 30,                  January 31,
ASSETS                                                                            1999                         1999
------------------------------------------------------------------------------------------------------------------------

Current assets
    Cash and cash equivalents                                                  $ 6,952,175                  $ 7,446,369
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $304,000 and
       $261,000, respectively                                                   14,615,426                   14,492,082
    Inventories - Note 4                                                        14,811,575                   14,973,169
    Prepaid expenses, deposits and other current assets                            985,540                      827,824
    Deferred income taxes                                                          944,009                      944,009
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                  38,308,725                   38,683,453

Property, plant and equipment, net                                              13,762,184                   13,931,276
Costs in excess of net assets of businesses acquired, net                       19,143,955                   19,260,591
Other assets                                                                       925,706                    1,013,321
------------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $72,140,570                  $72,888,641
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                           $2,077,235                   $2,125,093
    Accounts payable                                                             4,450,183                    5,213,770
    Accrued salaries, wages and expenses                                         7,907,027                    5,804,235
    Payroll and other taxes payable                                                165,464                      216,822
    Customers' advances                                                            993,557                    1,027,948
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             15,593,466                   14,387,868

Long-term debt                                                                  11,440,578                   11,941,954
Other non-current liabilities                                                      350,562                      328,838
Deferred income taxes                                                              297,639                      304,874
------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     27,682,245                   26,963,534
------------------------------------------------------------------------------------------------------------------------


Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,182,843 and 7,138,625 shares issued,
       of which 475,327 and 343,727 shares were reacquired
       and held in treasury at the respective dates                                718,284                      713,862
    Additional paid-in capital                                                   7,908,475                    7,508,748
    Retained earnings                                                           42,432,118                   42,718,355
    Accumulated other comprehensive loss                                          (236,090)                     (85,103)
    Treasury stock, at cost                                                     (6,364,462)                  (4,930,755)
------------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              44,458,325                   45,925,107
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $72,140,570                  $72,888,641
========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                                    MET-PRO CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                           (unaudited)



                                                                                                        Three Months Ended
                                                                                                              April 30,
                                                                                                       1999               1998
----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                          $20,828,028        $14,940,888

Cost of goods sold                                                                                  13,726,315          9,237,989
----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                         7,101,713          5,702,899
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                                                          1,878,087          1,407,457

    General and administrative                                                                       2,339,591          1,637,410
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     4,217,678          3,044,867
----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                                               2,884,035          2,658,032

Other income, net                                                                                      135,066            190,397
----------------------------------------------------------------------------------------------------------------------------------

Income before taxes                                                                                  3,019,101          2,848,429

Provision for taxes                                                                                  1,147,259          1,110,885
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                          $1,871,842         $1,737,544
==================================================================================================================================

Earnings per share, basic (1)                                                                      $       .28        $       .25

Earnings per share, diluted (2)                                                                    $       .28        $       .25

Cash dividend per share - declared (3)                                                             $       .32        $       .30

Cash dividend per share - paid (3)                                                                 $       .32        $       .30
==================================================================================================================================

(1) Basic earnings per share are based upon the weighted average number of common shares outstanding of 6,745,804 on April 30, 1999 and 7,009,023 on April 30, 1998.

(2) Diluted earnings per share are based upon the weighted average number of common shares outstanding of 6,779,524 on April 30, 1999 and 7,071,478 on April 30, 1998.

(3) On February 22, 1999, the Company declared a $.32 per share cash dividend payable on April 23, 1999 to shareholders of record on April 9, 1999. On February 23, 1998, the Company declared a cash dividend of $.30 per share payable on April 24, 1998 to shareholders of record on April 10, 1998.


See accompanying notes to condensed consolidated financial statements.


                                                    MET-PRO CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                           (unaudited)



                                                                                    Accumulated
                                                   Additional                          Other
                                      Common        Paid-in       Retained         Comprehensive           Treasury
                                      Stock         Capital       Earnings            (Loss)                 Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999          $713,862     $7,508,748      $42,718,355          ($85,103)          ($4,930,755)   $45,925,107

Comprehensive income:
  Net income                                                       1,871,842
  Foreign currency translation                                                        (150,987)

     Total comprehensive income                                                                                           1,720,855

Dividends paid, $.32 per share                                    (2,158,079)                                            (2,158,079)

Proceeds from issuance of
 common stock under dividend
 reinvestment plan (44,218
 shares)                               4,422        426,907                                                                 431,329

Stock option transactions                           (27,180)                                                  42,180         15,000

Purchase of 134,600 shares of
    treasury stock                                                                                        (1,475,887)    (1,475,887)
------------------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1999            $718,284     $7,908,475      $42,432,118         ($236,090)          ($6,364,462)   $44,458,325
====================================================================================================================================



                                                                                    Accumulated
                                                   Additional                          Other
                                      Common        Paid-in       Retained         Comprehensive           Treasury
                                      Stock         Capital       Earnings         Income/(Loss)             Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998          $713,862     $7,868,357      $37,667,872         ($219,015)          ($2,190,247)   $43,840,829

Comprehensive income:
  Net income                                                       1,737,544
  Foreign currency translation                                                          40,733

     Total comprehensive income                                                                                           1,778,277

Dividends paid, $.30 per share                                    (2,100,569)                                            (2,100,569)

Stock option transactions                          (358,995)                                                 720,315        361,320

Purchase of 44,800 shares of
   treasury stock                                                                                           (694,456)      (694,456)
------------------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1998            $713,862     $7,509,362      $37,304,847         ($178,282)          ($2,164,388)   $43,185,401
====================================================================================================================================





See accompanying notes to condensed consolidated financial statements.


                                                MET-PRO CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (unaudited)

                                                                                         Three Months Ended
                                                                                                 April 30,
                                                                                  1999                         1998
------------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                                       $3,511,643                   $2,231,312
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                     8,000                           --
    Acquisitions of property and equipment                                        (252,237)                    (321,994)
    Acquisitions of other intangibles                                               (7,281)                    (404,998)
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                     (251,518)                    (726,992)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                             (549,234)                    (547,266)
    Exercise of stock options                                                       15,000                      361,320
    Payment of dividends                                                        (1,726,750)                  (2,100,569)
    Purchase of treasury shares                                                 (1,475,887)                    (694,456)
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                                   (3,736,871)                  (2,980,971)
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (17,448)                       3,836
------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                       (494,194)                  (1,472,815)

Cash and cash equivalents at February 1                                          7,446,369                   11,253,380
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                           $6,952,175                   $9,780,565
========================================================================================================================





                                          SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:

   Interest                                                                       $219,401                      $83,748
   Income taxes                                                                   $190,396                     $422,640
========================================================================================================================













See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Met-Pro Corporation and its wholly owned subsidiaries Strobic Air Corporation, Flex-Kleen Canada Inc., and Mefiag B.V. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1999 and the results of operations, changes in stockholders' equity and cash flows for the three-month periods ended April 30, 1999 and 1998. The results of operations for the three-month period ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.



NOTE 3 - ACQUISITION OF BUSINESS

On October 29, 1998, the Company, pursuant to an Asset Purchase Agreement, purchased all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") for a purchase price of approximately $15,000,000 plus the assumption of ordinary business liabilities. The acquisition was accounted for as a purchase transaction. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The condensed consolidated statement of operations for the three months ended April 30, 1999 includes the operations of Flex-Kleen.

The acquisition was completed by a cash payment of approximately $15,000,000, plus acquisition costs, which resulted in approximately $12,150,000 of goodwill. A bank loan totalling $12,000,000 having a ten-year term with a fixed interest rate swap of 5.98% was used to finance the acquisition. Payments of principal and interest are payable on a quarterly basis.

On a pro-forma basis, consolidated results of operations for the three-month period ended April 30, 1998 would have been as follows, if the acquisition had been made as of February 1, 1998:




    Net sales                               $19,210,888
    Income before taxes on income             3,051,250
    Net Income                                1,861,265

    Earnings per share, basic                      $.27
    Earnings per share, diluted                    $.26

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                               April 30,             January 31,
                                                  1999                  1999
                                              -----------            -----------

    Raw material                               $7,168,174             $7,246,379
    Work in progress                            2,409,068              2,435,351
    Finished goods                              5,234,333              5,291,439
                                              -----------            -----------
                                              $14,811,575            $14,973,169
                                              ===========            ===========



NOTE 5 - BUSINESS SEGMENT DATA

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

Financial information by business segment is shown below.


                                                    Three Months Ended April 30,
                                                        1999             1998
                                                    ----------------------------
Net sales
    Pollution control systems and allied equipment   $14,266,646      $8,160,536
    Fluid handling equipment                           6,561,382       6,780,352
                                                     -----------     -----------
                                                     $20,828,028     $14,940,888
                                                     ===========     ===========
Income from operations
    Pollution control systems and allied equipment    $1,999,725      $1,532,873
    Fluid handling equipment                             884,310       1,125,159
                                                      ----------      ----------
                                                      $2,884,035      $2,658,032
                                                      ==========      ==========
Identifiable assets
    Pollution control systems and allied equipment   $44,913,862     $24,861,889
    Fluid handling equipment                          19,553,875      20,856,730
                                                     -----------     -----------
                                                      64,467,737      45,718,619
    Corporate                                          7,672,833      11,448,901
                                                     -----------     -----------
                                                     $72,140,570     $57,167,520
                                                     ===========     ===========



NOTE 6 - EMPLOYEE BENEFIT PLAN

Effective April 1, 1999, the Company implemented a 401(k) profit sharing plan. Substantially all employees of the Company in the United States are eligible to participate in the plan following their completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the plan. The Company will match up to 50% of the employee contribution up to 4% of compensation in the form of Met-Pro common stock.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is effective for the fiscal year ending January 31, 2000. The adoption of this pronouncement will have no impact on Met-Pro's consolidated results of operations, financial position or cash flows.



NOTE 8 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                            REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of April 30, 1999 and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                                    /s/ Margolis & Company P.C.
                                                    ---------------------------
                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
May 14, 1999

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Three Months Ended April 30, 1999 vs Three Months Ended April 30, 1998

Net sales for the three-month period ended April 30, 1999 were $20,828,028 compared to $14,940,888 for the three-month period ended April 30, 1998, an increase of $5,887,140 or 39.4%. Sales in the Pollution Control Systems and Allied Equipment segment were $14,266,646 or 74.8% higher than the three-month period ended April 30, 1998 due to the acquisition of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen"), effective as of October 1, 1998, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $6,561,382 or 3.2% lower compared to the three-month period ended April 30, 1998 due primarily to decreased demand for our specialty pump equipment.

Backlog at April 30, 1999 totaled $11,004,683 or 93% higher than the backlog of orders on hand at April 30, 1998. In addition, the Company had an additional $4,630,878 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 1999 was $1,871,842 compared to $1,737,544 for the three-month period ended April 30, 1998, an increase of $134,298 or 7.7%. The increase in net income is related to the higher sales volume and continuing cost controls for the three-month period ended April 30, 1999.

The gross margin for the three-month period ended April 30, 1999 was 34.1% versus 38.2% for the same period in the prior year due to lower gross margins experienced in the Pollution Control Systems and Allied Equipment segment.

Selling expense increased $470,630 during the three-month period ended April 30, 1999 compared to the same period last year. Selling expense as a percentage of net sales was 9.0% for the three-month period ended April 30, 1999, a slight decrease compared to the three-month period ended April 30, 1998.

General and administrative expense was $2,339,591 for the three-month period ended April 30, 1999 compared to $1,637,410 for the same period last year, an increase of $702,181. The increase was due mainly to amortization, interest, and other administrative expenses connected with the inclusion of Flex-Kleen. General and administrative expense as a percentage of net sales increased to 11.2% for the three-month period ended April 30, 1999 from 11.0% for the same period last year.

Other income, net, decreased $55,331 for the three-month period ended April 30, 1999 compared to the three-month period ended April 30, 1998, due to less interest earned on lower cash balances.

The effective tax rate for the three-month period ended April 30, 1999 was 38% compared to 39% for the three-month period ended April 30, 1998.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Liquidity:

The Company's cash and cash equivalents were $6,952,175 on April 30, 1999 compared to $7,446,369 on January 31, 1999, a decrease of $494,194. This decrease is the net result of the payment of the annual cash dividend amounting to $1,726,750 (net of $431,329 of dividends untilized for stock purchased under the Dividend Reinvestment Plan), payments on long-term debt totalling $549,234, purchase of treasury stock amounting to $1,475,887, acquisition of other intangibles amounting to $7,281 and investment in property and equipment amounting to $252,237, offset by positive cash flow provided by operating activities of $3,511,643, proceeds received from the exercise of stock options of $15,000, and proceeds received from the sale of property and equipment amounting to $8,000. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $14,615,426 on April 30, 1999 compared to $14,492,082 on January 31, 1999, which represents an increase of $123,344. The timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $14,811,575 on April 30, 1999 compared to $14,973,169 on January 31, 1999, a decrease of $161,594. Inventory balances fluctuate depending upon market demand, the size and timing of orders and varying lead times required.

Current liabilities amounted to $15,593,466 on April 30, 1999 compared to $14,387,868 on January 31, 1999, an increase of $1,205,598. Accrued expenses, offset by the reduction in the current portion of long-term debt and other current liabilities, accounted for the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation, in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating  activities during the three-month period ended
April  30,  1999  amounted  to  $3,511,643   compared  with  $2,231,312  in  the
three-month period ended April 30, 1998, an increase of $1,280,331.

Cash flows used in investing activities during the three-month period ended April 30, 1999 amounted to $251,518 compared with $726,992 for the three-month period ended April 30, 1998. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments. During the three-month period ended April 30, 1998, the Company acquired certain assets of a distributor of its Stiles-Kem products, located in the Southeastern United States, for a purchase price of approximately $400,000. The purchase price was allocated to customer lists, covenants not to compete and goodwill.

Financing activities during the three-month period ended April 30, 1999 utilized $3,736,871 of available resources compared to $2,980,971 for the three-month period ended April 30, 1998. The 1999 activity is the result of the payment of the annual cash dividend amounting to $1,726,750 (net of $431,329 of dividends utilized for stock purchased under the Dividend Reinvestment Plan), reduction of long-term debt totalling $549,234, plus the purchase of treasury stock totalling $1,475,887, offset by proceeds provided by the exercise of stock options totalling $15,000.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


On June 3, 1998, the Company announced the initiation of a 350,000 share stock repurchase program. For the three-month period ended April 30, 1999, the Company had repurchased 134,600 shares under this stock repurchase program. As of April 30, 1999, the Company had 37,600 shares remaining under the 1998 stock repurchase program.

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

On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend (compared to the $.30 per share cash dividend paid on April 24, 1998) payable on April 23, 1999 to stockholders of record on April 9, 1999. The dividend paid April 23, 1999 in cash and 44,218 of newly issued shares purchased by stockholders through our dividend reinvestment program represented 30.1% of the prior fiscal year earnings.

On May 12, 1999, the Company announced a new stock repurchase program for an additional 350,000 shares or approximately 5% of the Company's outstanding stock, to commence after all shares have been repurchaed under the 1998 stock repurchase program. The new program was initiated, because in management's view, the current stock price does not reflect the true stock value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue the program at any time.

Consistent with past practices, the Company intends to continue to invest in new product development programs, and to make capital expenditures to support the on-going operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.


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

In order to identify potential Year 2000 problems at key suppliers, the Company has initiated external surveys to assess their level of compliance. The Company expects to complete its assessment of outside parties and develop the appropriate actions to be taken by the end of May 1999.

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

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


While reasonable actions have been taken to address the Year 2000 problem and will continue to be taken in the future to mitigate such disruption, the magnitude of all Year 2000 disturbances cannot be predicted. Management believes that past or expected future capital requirements related to Year 2000 compliance issues will not have a material impact on the Company's consolidated financial position or results of operations.

The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading:
Cautionary Statement Regarding Forward Looking Statements.


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

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 6(b).  Reports on Form 8-K

   There were no reports on Form 8-K filed for the three-month period ended April 30, 1999.








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





                                     Met-Pro Corporation
                                     -------------------------------------------
                                     (Registrant)



May 25, 1999                         /s/  William L. Kacin
                                     -------------------------------------------
                                     William L. Kacin,
                                     President,
                                     Chief Executive Officer and Director



May 25, 1999                         /s/  Gary J. Morgan
                                     -------------------------------------------
                                     Gary J. Morgan,
                                     Vice President of Finance,
                                     Secretary and Treasurer, Chief
                                     Financial Officer, Chief Accounting Officer
                                     and Director