Form 10-Q
period 1999-07-31
MET PRO CORP
filed 1999-08-27
CIK 65201

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


     For the quarter ended: July 31, 1999       Commission file number 001-07763


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



     The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,548,716 (as of July 31, 1999).


================================================================================

                                                MET-PRO CORPORATION



                                                       INDEX


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

         Condensed consolidated balance sheet as of
                  July 31, 1999 and January 31, 1999..........................................................  2
         Condensed consolidated statement of operations for the six-month and three-month periods ended July 31, 1999 and 1998........................................  3
         Condensed consolidated statement of stockholders' equity for the six-month periods ended July 31, 1999 and 1998..............................................  4
         Condensed consolidated statement of cash flows for the six-month periods ended July 31, 1999 and 1998........................................................  5
         Notes to condensed consolidated financial statements.................................................  6
         Report of independent accountants....................................................................  9

   Item 2.   Management's discussion and analysis of the financial condition and results of operations.................................................................. 10


PART II - OTHER INFORMATION

   Item 4.        Submission of matters to a vote of security holders......................................... 15

   Item 6(b).     Reports on Form 8-K......................................................................... 15

SIGNATURES.................................................................................................... 16

                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                                  July 31,                  January 31,
ASSETS                                                                              1999                        1999
------------------------------------------------------------------------------------------------------------------------

Current assets
    Cash and cash equivalents                                                   $6,955,831                   $7,446,369
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $334,000 and
       $261,000, respectively                                                   13,517,911                   14,492,082
    Inventories - Note 4                                                        13,300,730                   14,973,169
    Prepaid expenses, deposits and other current assets                          1,173,798                      827,824
    Deferred income taxes                                                          944,009                      944,009
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                  35,892,279                   38,683,453

Property, plant and equipment, net                                              13,660,207                   13,931,276
Costs in excess of net assets of businesses acquired, net                       19,020,029                   19,260,591
Other assets                                                                       838,984                    1,013,321
------------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $69,411,499                  $72,888,641
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                           $2,004,423                   $2,125,093
    Accounts payable                                                             3,936,502                    5,213,770
    Dividend payable                                                               527,681                           --
    Accrued salaries, wages and expenses                                         6,701,920                    5,804,235
    Payroll and other taxes payable                                                 15,503                      216,822
    Customers' advances                                                            861,059                    1,027,948
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             14,047,088                   14,387,868

Long-term debt                                                                  10,938,637                   11,941,954
Other non-current liabilities                                                      372,287                      328,838
Deferred income taxes                                                              290,533                      304,874
------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     25,648,545                   26,963,534
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,182,843 and 7,138,625 shares issued,
       of which 634,127 and 343,727 shares were reacquired
       and held in treasury at the respective dates                                718,284                      713,862
    Additional paid-in capital                                                   7,908,475                    7,508,748
    Retained earnings                                                           43,781,573                   42,718,355
    Accumulated other comprehensive loss                                          (210,530)                     (85,103)
    Treasury stock, at cost                                                     (8,434,848)                  (4,930,755)
------------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              43,762,954                   45,925,107
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $69,411,499                  $72,888,641
========================================================================================================================


See accompanying notes to condensed consolidated financial statements.


                                                    MET-PRO CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       (unaudited)



                                                                   Six Months Ended                   Three Months Ended
                                                                       July 31,                             July 31,
                                                                1999               1998               1999               1998
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                                    $41,366,235        $29,529,731        $20,538,207        $14,588,843

Cost of goods sold                                            27,296,904         18,365,829         13,570,589          9,127,840
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                  14,069,331         11,163,902          6,967,618          5,461,003
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                    3,749,153          2,705,768          1,871,066          1,298,311

    General and administrative                                 4,535,500          3,278,041          2,195,909          1,640,631
---------------------------------------------------------------------------------------------------------------------------------
                                                               8,284,653          5,983,809          4,066,975          2,938,942
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                         5,784,678          5,180,093          2,900,643          2,522,061

Other income, net                                                262,060            336,324            126,994            145,927
---------------------------------------------------------------------------------------------------------------------------------

Income before taxes                                            6,046,738          5,516,417          3,027,637          2,667,988

Provision for taxes                                            2,297,760          2,025,911          1,150,501            915,026
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 3,748,978        $ 3,490,506        $ 1,877,136        $ 1,752,962
=================================================================================================================================

Earnings per share, basic (1)                                       $.56               $.50               $.28               $.25

Earnings per share, diluted (2)                                     $.56               $.50               $.28               $.25

Cash dividend per share - declared (3)                              $.40               $.30               $.08               $.00

Cash dividend per share - paid (3)                                  $.32               $.30               $.00               $.00
=================================================================================================================================

(1) Basic earnings per share are based on the weighted average number of common shares outstanding of 6,669,627 and 6,974,394 in the six-month periods ended July 31, 1999 and 1998, respectively, and 6,693,898 and 6,989,563 in the three-month periods ended July 31, 1999 and 1998, respectively.

(2) Diluted earnings per share are based on the weighted average number of common shares outstanding of 6,711,457 and 7,032,673 in the six-month periods ended July 31, 1999 and 1998, respectively, and 6,734,268 and 7,049,815 in the three-month periods ended July 31, 1999 and 1998, respectively.

(3) On February 23, 1998, the Company declared a cash dividend of $.30 per share payable on April 24, 1998 to stockholders of record on April 10, 1998. On February 22, 1999, the Company declared an annual $.32 per share cash dividend payable on April 23, 1999 for the fiscal year ending January 31, 1999 to stockholders of record on April 9, 1999. On June 2, 1999, the Company declared a quarterly $.08 per share cash dividend payable on September 10, 1999 to stockholders of record on August 20, 1999.


See accompanying notes to condensed consolidated financial statements.


                                                    MET-PRO CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         (unaudited)



                                                                                     Accumulated
                                                  Additional                            Other
                                     Common        Paid-in         Retained         Comprehensive          Treasury
                                     Stock         Capital         Earnings            (Loss)                Stock            Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, January 31, 1999         $713,862     $7,508,748      $42,718,355             ($85,103)       ($4,930,755)    $45,925,107

Comprehensive income:
  Net income                                                      3,748,978
  Foreign currency translation                                                          (125,427)

  Total comprehensive income                                                                                              3,623,551

Dividends paid, $.32 per share                                   (2,158,079)                                             (2,158,079)

Dividends declared, $.08
   per share                                                       (527,681)                                               (527,681)

Proceeds from issuance of
 common stock under dividend
 reinvestment plan (44,218            4,422        426,907                                                                  431,329
 shares)

Stock option transactions                          (27,180)                                                  42,180          15,000

Purchase of 293,400 shares of
   treasury stock                                                                                        (3,546,273)     (3,546,273)
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31,  1999           $718,284     $7,908,475      $43,781,573            ($210,530)       ($8,434,848)    $43,762,954
====================================================================================================================================



                                                                                     Accumulated
                                                  Additional                            Other
                                     Common        Paid-in         Retained         Comprehensive          Treasury
                                     Stock         Capital         Earnings         Income/(Loss)           Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998         $713,862     $7,868,357      $37,667,872            ($219,015)       ($2,190,247)    $43,840,829

Comprehensive income:
  Net income                                                      3,490,506
  Foreign currency translation                                                            62,362

  Total comprehensive income                                                                                              3,552,868

Dividends paid, $.30 per share                                   (2,100,569)                                             (2,100,569)

Stock option transactions                         (359,609)                                                 721,838         362,229

Purchase of 144,600 shares of
   treasury stock                                                                                        (2,214,426)     (2,214,426)
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 1998            $713,862     $7,508,748      $39,057,809            ($156,653)       ($3,682,835)    $43,440,931
====================================================================================================================================



See accompanying notes to condensed consolidated financial statements.


                                                MET-PRO CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   (unaudited)

                                                                                             Six Months Ended
                                                                                                 July 31,
                                                                                    1999                       1998
------------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                                       $6,431,201                   $2,940,460
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                     8,000                           --
    Acquisitions of property and equipment                                        (526,868)                    (817,462)
    Acquisitions of other intangibles                                               (7,281)                    (412,856)
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                     (526,149)                  (1,230,318)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                                           (1,123,987)                    (945,009)
    Exercise of stock options                                                       15,000                      362,229
    Payment of dividends                                                        (1,726,750)                  (2,100,569)
    Purchase of treasury shares                                                 (3,546,273)                  (2,214,426)
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) financing activities                                   (6,382,010)                  (4,897,775)
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (13,580)                       7,491
------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                       (490,538)                  (3,180,142)

Cash and cash equivalents at February 1                                          7,446,369                   11,253,380
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                            $6,955,831                   $8,073,238
========================================================================================================================




                                          SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:

   Interest                                                                       $429,045                     $138,316
   Income taxes                                                                 $1,816,716                   $2,218,572
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



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1999 and the results of operations for the six-month and three-month periods ended July 31, 1999 and 1998, and changes in stockholders' equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.



NOTE 3 - ACQUISITION OF BUSINESS

On October 29, 1998, the Company, pursuant to an Asset Purchase Agreement, purchased all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") for a purchase price of approximately $15,000,000 plus the assumption of ordinary business liabilities. The acquisition was accounted for as a purchase transaction. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The condensed consolidated statement of operations for the six-months ended July 31, 1999 includes the operations of Flex-Kleen.

The acquisition was completed by a cash payment of approximately $15,000,000, plus acquisition costs, which resulted in approximately $12,150,000 of goodwill. A bank loan totalling $12,000,000 having a ten-year term with a fixed interest rate swap of 5.98% was used to finance the acquisition. Payments of principal and interest are payable on a quarterly basis.

On a pro-forma basis, consolidated results of operations for the six-month period ended July 31, 1998 would have been as follows, if the acquisition had been made as of February 1, 1998:




Net sales                              $38,511,731
Income before taxes on income            6,281,611
Net Income                               3,894,611

Earnings per share, basic                     $.56
Earnings per share, diluted                   $.55

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                               July 31,              January 31,
                                                1999                    1999
                                             -----------             -----------
    Raw material                              $6,436,989              $7,246,379
    Work in progress                           2,163,333               2,435,351
    Finished goods                             4,700,408               5,291,439
                                             -----------             -----------
                                             $13,300,730             $14,973,169
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

Financial information by business segment is shown below.


                                                      Six Months Ended July 31,
                                                        1999             1998
                                                    ----------------------------
Net sales
    Pollution control systems and allied equipment  $28,077,235      $16,252,033
    Fluid handling equipment                         13,289,000       13,277,698
                                                    -----------      -----------
                                                    $41,366,235      $29,529,731

Income from operations
    Pollution control systems and allied equipment   $4,004,708       $3,137,751
    Fluid handling equipment                          1,779,970        2,042,342
                                                    -----------      -----------
                                                     $5,784,678       $5,180,093
                                                    ===========      ===========

                                                              July 31,
                                                        1999             1998
                                                    ----------------------------
Identifiable assets
    Pollution control systems and allied equipment  $42,240,578      $24,884,264
    Fluid handling equipment                         19,213,025       20,673,539
                                                    -----------      -----------
                                                     61,453,603       45,557,803
    Corporate                                         7,957,896       10,361,102
                                                    -----------      -----------
                                                    $69,411,499      $55,918,905
                                                    ===========      ===========

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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



NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this pronouncement will have no immediate impact on Met-Pro's consolidated results of operations, financial position or cash flows.



NOTE 8 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of July 31, 1999 and the related condensed consolidated statements of operations for the six-month and three-month periods ended July 31, 1999 and 1998 and stockholders' equity and cash flows for the six-month periods ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





                                                     /s/ Margolis & Company P.C.
                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
August 16, 1999

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Six Months Ended July 31, 1999 vs Six Months Ended July 31, 1998

Net sales for the six-month period ended July 31, 1999 were $41,366,235 compared to $29,529,731 for the six-month period ended July 31, 1998, an increase of $11,836,504 or 40.1%. Sales in the Pollution Control Systems and Allied
Equipment segment were $28,077,235 or 72.8% higher than the six-month period ended July 31, 1998 due to the acquisition of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen"), effective as of October 1, 1998, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $13,289,000 or .1% higher compared to the six-month period ended July 31, 1998.

Backlog at July 31, 1999 totaled $8,680,575 or 55% higher than the backlog of orders on hand at July 31, 1998. In addition, the Company had an additional $6,811,915 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the six-month period ended July 31, 1999 was $3,748,978 compared to $3,490,506 for the six-month period ended July 31, 1998, an increase of $258,472 or 7.4%. The increase in net income is related to the higher sales volume and continuing improvements in controlling costs for the six-month period ended July 31, 1999.

The gross margin for the six-month period ended July 31, 1999 was 34.0% versus 37.8% the same period in the prior year due to lower gross margins experienced in the Pollution Control Systems and Allied Equipment segment.

Selling expense increased $1,043,385 during the six-month period ended July 31, 1999 compared to the same period last year. Selling expense as a percentage of net sales was 9.1% for the six-month period ended July 31, 1999, a slight decrease compared to the six-month period ended July 31, 1998.

General and administrative expense was $4,535,500 for the six-month period ended July 31, 1999 compared to $3,278,041 for the same period last year, an increase of $1,257,459. The increase was due mainly to amortization, interest, and other administrative expenses connected with the inclusion of Flex- Kleen. Interest expense for the six-months ended July 31, 1999 and 1998 amounted to $429,007 and $152,426, respectively. General and administrative expense as a percentage of net sales decreased to 11.0% for the six-month period ended July 31, 1999 from 11.1% for the same period last year.

Other income, net, decreased $74,264 for the six-month period ended July 31, 1999 compared to the six- month period ended July 31, 1998, due to less interest earned on lower cash balances.

The effective tax rate for the six-month period ended July 31, 1999 was 38% compared to 36.7% for the six-month period ended July 31, 1998.


Three Months Ended July 31, 1999 vs Three Months Ended July 31, 1998

Net sales for the three-month period ended July 31, 1999 were $20,538,207 compared to $14,588,843 for the three-month period ended July 31, 1998, an increase of $5,949,364 or 40.8%. The sales increase can be attributed to higher sales for the Pollution Control Systems and Allied Equipment segment as well as the acquisition of Flex-Kleen.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

Net income for the three-month period ended July 31, 1999 was $1,877,136 compared to $1,752,962 for the three-month period ended July 31, 1998, an increase of $124,174 or 7.1%. The increase in net income is related to the higher sales volume of the Pollution Control Systems and Allied Equipment segment for the three-month period ended July 31, 1999.

The gross margin for the three-month period ended July 31, 1999 was 33.9% compared to 37.4% for the same period last year. The decrease is due to lower gross margins experienced in Pollution Control Systems and Allied Equipment segment.

Selling expenses increased $572,755 during the three-month period ended July 31, 1999 compared to the same period last year. As a percentage of net sales, selling expense increased to 9.1% for the three-month period ended July 31, 1999 from 8.9% for the three-month period ended July 31, 1998.

General and administrative expense was $2,195,909 during the three-month period ended July 31,1999 compared to $1,640,631 during the three-month period ended July 31, 1998, an increase of $555,278. General and administrative expense for the three-month period ended July 31, 1999 decreased to 10.7% of net sales compared to 11.2% for the same period last year.

Other income, net, decreased $18,933 for the three-month period ended July 31, 1999 compared to the prior three-month period due to less interest earned on lower cash balances.

The effective tax rate for the three-month period ended July 31, 1999 was 38.0% compared to 34.3% for the three-month period ended July 31, 1998.


Liquidity:

The  Company's  cash and  cash  equivalents  were  $6,955,831  on July 31,  1999 compared to $7,446,369 on January 31, 1999, a decrease of $490,538. This decrease is the net result of the payment of the annual cash dividend amounting to $1,726,750 (net of $431,329 of dividends utilized for stock purchased under the Dividend Reinvestment Plan), payments on long-term debt totalling $1,123,987, purchase of treasury stock amounting to $3,546,273, acquisition of other intangibles amounting to $7,281 and investment in property and equipment amounting to $526,868, offset by positive cash flow provided by operating activities of $6,431,201, proceeds received from the exercise of stock options of $15,000, and proceeds received from the sale of property and equipment amounting to $8,000. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,517,911 on July 31, 1999 compared to $14,492,082 on January 31, 1999, which represents a decrease of $974,171. The timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,300,730 on July 31, 1999 compared to $14,973,169 on January 31, 1999, a decrease of $1,672,439. Inventory balances fluctuate depending upon market demand, the size and timing of orders and varying lead times required.

Current liabilities amounted to $14,047,088 on July 31, 1999 compared to $14,387,868 on January 31, 1999, a decrease of $340,780. Accounts payable, current portion of long term debt, customer advances and other taxes payable offset by the increase in accrued expenses and dividends payable accounted for the decrease.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 1999 amounted to $6,431,201 compared with $2,940,460 in the six-month period ended July 31, 1998, an increase of $3,490,741.

Cash flows used in investing activities during the six-month period ended July 31, 1999 amounted to $526,149 compared with $1,230,318 for the six-month period ended July 31, 1998. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments. During the six-month period ended July 31, 1998, the Company acquired certain assets of a distributor of its Stiles-Kem products, located in the Southeastern United States, for a purchase price of approximately $400,000. The purchase price was allocated to customer lists, covenants not to compete and goodwill.

Financing activities during the six-month period ended July 31, 1999 utilized $6,382,010 of available resources compared to $4,897,775 for the six-month period ended July 31, 1998. The 1999 activity is the result of the payment of the annual cash dividend amounting to $1,726,750 (net of $431,329 of dividends utilized for stock purchased under the Dividend Reinvestment Plan), reduction of long-term debt totalling $1,123,987, plus the purchase of treasury stock totalling $3,546,273, offset by proceeds provided by the exercise of stock options totalling $15,000.

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

On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend (compared to the $.30 per share cash dividend paid on April 24, 1998) payable on April 23, 1999 to stockholders of record on April 9, 1999. The dividend paid on April 23, 1999 in cash and in 44,218 newly issued shares purchased by stockholders through our dividend reinvestment program represented 30.1% of the prior fiscal year earnings.

On June 3, 1998, the Company announced the initiation of a 350,000 share stock repurchase program ("1998 Stock Repurchase Program"). The Company completed this stock repurchase program, during the six-month period ended July 31, 1999. On May 12, 1999, the Company announced a new stock repurchase program for an additional 350,000 shares or approximately 5% of the Company's outstanding stock, to commence after all shares have been repurchased under the 1998 Stock Repurchase Program. The new program was initiated, because in management's view, the current stock price does not reflect the true stock value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue the program at any time. For the six-month period ended July 31, 1999, the Company had repurchased 293,400 shares, 121,200 under the plan effective May 12, 1999 and 172,200 shares under the 1998 Stock Repurchase Program.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


On June 2, 1999, the Board of Directors declared a quarterly dividend of $.08 per share payable on September 10, 1999 to shareholders of record at the close of business on August 20, 1999. Due to the strong cash flows generated from operating activities, the Company announced the change from an annual dividend which was traditionally paid during the month of April to a regular quarterly dividend that is expected to be paid every three months beginning in September 1999.

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

The Company has surveyed its suppliers, financial institutions, and others with which it does business to determine their Year 2000 readiness and coordinate conversion efforts. Approximately 90% of third party suppliers have responded to the Company's surveys. At the current time, respondents critical to the operations of the Company have indicated that they are, or reasonably believe that they will be, Year 2000 compliant. If a material risk arises, the Company is prepared to implement procedures that will resolve the issues associated with the risks. Additionally, the Company has established programs to ensure that future purchases of equipment and software are Year 2000 compliant.

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

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Cautionary Statement Regarding Forward Looking Statements:

As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements". This would include information concerning possible or assumed future activities, plans, results of operations of the Company and statements preceded by, followed by or that include the words "anticipates", "believes", "designed to", "estimates", "expects", "foreseeable future", "goal", "intends", "projects", "projection", "plans", "scheduled", "should" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on June 2, 1999. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect one Director (with Jeffrey H. Nicholas being the nominee) to serve until the 2002 Annual Meeting of Stockholders. Proposal 2 was to ratify the selection of Margolis & Company P. C. as independent certified public accountants for the Company's fiscal year ending January 31, 2000.

At the close of business on the record date for the meeting  (which was April 9,
1999), there were 6,743,998 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 6,553,893 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.


The following table sets forth the results of the voting on each of the proposals:



                                                                                  Number of Votes
Proposals                                                          For               Against              Abstain
--------------------------------------------------------------------------------------------------------------------

Proposal 1 -- Election of Director:
Jeffrey H. Nicholas                                             6,169,770            384,123                    --

--------------------------------------------------------------------------------------------------------------------

Proposal 2 -- Selection of Margolis
                       & Company P. C.                          6,501,196             16,057                36,640
--------------------------------------------------------------------------------------------------------------------

Consequently, all proposals were passed by the stockholders.



Item 6(b).  Reports on Form 8-K

There were no reports on Form 8-K filed for the six-month period ended July 31, 1999.

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





                                     Met-Pro Corporation
                                     -------------------------------------------
                                     (Registrant)



August 27, 1999                      /s/  William L. Kacin
                                     -------------------------------------------
                                     William L. Kacin,
                                     Chairman, President and
                                     Chief Executive Officer



August 27, 1999                      /s/  Gary J. Morgan
                                     -------------------------------------------
                                     Gary J. Morgan,
                                     Vice President of Finance,
                                     Secretary and Treasurer, Chief
                                     Financial Officer, Chief Accounting Officer
                                     and Director