Form 10-Q
period 1999-10-31
MET PRO CORP
filed 1999-12-01
CIK 65201

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


For the quarter ended:  October 31, 1999        Commission file number 001-07763


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


     The number of shares outstanding of the Registrant's common stock (par value $0.10 per share) is 6,391,755 as of October 31, 1999.



================================================================================

                                               MET-PRO CORPORATION



                                                       INDEX


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Condensed consolidated balance sheet as of
                  October 31, 1999 and January 31, 1999.......................................................   2
         Condensed consolidated statement of operations for the nine-month
                  and three-month periods ended October 31, 1999 and 1998.....................................   3
         Condensed consolidated statement of stockholders' equity for the
                  nine-month periods ended October 31, 1999 and 1998..........................................   4
         Condensed consolidated statement of cash flows for the nine-month
                  periods ended October 31, 1999 and 1998.....................................................   5
         Notes to condensed consolidated financial statements.................................................   6
         Report of independent accountants....................................................................   9

   Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................  10


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................................................  15

   Item 2.  Changes in Securities.............................................................................  15

   Item 3.  Defaults Upon Senior Securities...................................................................  15

   Item 4.  Submissions of Matters to a Vote of Security Holders..............................................  15

   Item 5.  Other Information.................................................................................  15

   Item 6.  Exhibits and Reports on Form S-K

            (a) Exhibits Required by Item 601 of Regulation S-K...............................................  15
            (b) Reports on Form 8-K ..........................................................................  15

SIGNATURES....................................................................................................  16

                                                MET-PRO CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                    (unaudited)


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                                               October 31,                   January 31,
ASSETS                                                                             1999                         1999
------------------------------------------------------------------------------------------------------------------------
Current assets
    Cash and cash equivalents                                                   $5,190,041                   $7,446,369
    Accounts receivable, net of allowance for doubtful
       accounts of approximately $312,000 and
       $261,000, respectively                                                   13,103,331                   14,492,082
    Inventories - Note 4                                                        13,825,780                   14,973,169
    Prepaid expenses, deposits and other current assets                          1,154,806                      827,824
    Deferred income taxes                                                          944,009                      944,009
------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                  34,217,967                   38,683,453

Property, plant and equipment, net                                              13,614,515                   13,931,276
Costs in excess of net assets of businesses acquired, net                       18,896,102                   19,260,591
Other assets                                                                       759,989                    1,013,321
------------------------------------------------------------------------------------------------------------------------
          Total assets                                                         $67,488,573                  $72,888,641
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities
    Current portion of long-term debt                                           $2,006,657                   $2,125,093
    Accounts payable                                                             4,028,230                    5,213,770
    Dividend payable                                                               511,340                           --
    Accrued salaries, wages and expenses                                         5,870,691                    5,804,235
    Payroll and other taxes payable                                                 38,598                      216,822
    Customers' advances                                                            650,106                    1,027,948
------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             13,105,622                   14,387,868

Long-term debt                                                                  10,436,120                   11,941,954
Other non-current liabilities                                                      394,011                      328,838
Deferred income taxes                                                              283,386                      304,874
------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                     24,219,139                   26,963,534
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
    Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,185,507 and 7,138,625 shares issued,
       of which 793,752 and 343,727 shares were reacquired
       and held in treasury at the respective dates                                718,550                      713,862
    Additional paid-in capital                                                   7,938,033                    7,508,748
    Retained earnings                                                           44,976,775                   42,718,355
    Accumulated other comprehensive loss                                          (235,940)                     (85,103)
    Treasury stock, at cost                                                    (10,127,984)                  (4,930,755)
------------------------------------------------------------------------------------------------------------------------
          Net stockholders' equity                                              43,269,434                   45,925,107
------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $67,488,573                  $72,888,641
========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                                    MET-PRO CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                        (unaudited)


                                                                    Nine Months Ended                   Three Months Ended
                                                                        October 31,                         October 31,
                                                                1999                1998               1999              1998
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $59,212,504         $46,617,291        $17,846,269       $17,087,560

Cost of goods sold                                            38,824,967          29,274,180         11,528,063        10,908,351
----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                  20,387,537          17,343,111          6,318,206         6,179,209
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses

    Selling                                                    5,558,747           4,219,151          1,809,594         1,513,383

    General and administrative                                 6,690,014           5,190,958          2,154,514         1,912,917
----------------------------------------------------------------------------------------------------------------------------------
                                                              12,248,761           9,410,109          3,964,108         3,426,300
----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                         8,138,776           7,933,002          2,354,098         2,752,909

Other Income, net                                                372,775             478,504            110,715           142,180
----------------------------------------------------------------------------------------------------------------------------------

Income before taxes                                            8,511,551           8,411,506          2,464,813         2,895,089

Provision for taxes                                            3,060,910           3,126,044            763,150         1,100,133
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                    $5,450,641          $5,285,462         $1,701,663        $1,794,956
==================================================================================================================================

Earnings per share, basic (1)                                       $.83                $.76               $.26              $.26

Earnings per share, diluted (2)                                     $.82                $.76               $.26              $.26

Cash dividend per share - declared (3)                              $.48                $.30               $.08              $.00

Cash dividend per share - paid (3)                                  $.40                $.30               $.08              $.00
===================================================================================================================================

(1) Basic earnings per share are based on the weighted average number of shares of common stock outstanding of 6,592,232 and 6,936,273 in the nine-month periods ended October 31, 1999 and 1998, respectively, and 6,619,678 and 6,947,502 in the three-month periods ended October 31, 1999 and 1998, respectively.

(2) Diluted earnings per share are based on the weighted average number of shares of common stock outstanding of 6,631,383 and 6,986,611 in the nine-month periods ended October 31, 1999 and 1998, respectively, and 6,660,094 and 6,999,652 in the three-month periods ended October 31, 1999 and 1998, respectively.

(3) On February 23, 1998, the Company declared a cash dividend of $.30 per share payable on April 24, 1998 to stockholders of record on April 10, 1998. On February 22, 1999, the Company declared an annual $.32 per share cash dividend payable on April 23, 1999 for the fiscal year ended January 31, 1999 to stockholders of record on April 9, 1999. On June 2, 1999, the Company declared a quarterly $.08 per share cash dividend payable on September 10, 1999 to stockholders of record on August 20, 1999. On October 20, 1999, the Company declared a quarterly $.08 per share cash dividend payable on December 10, 1999 to stockholders of record on November 26, 1999.

See accompanying notes to condensed consolidated financial statements.


                                                   MET-PRO CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       (unaudited)




                                                                                    Accumulated
                                                    Additional                         Other
                                        Common       Paid-in          Retained     Comprehensive        Treasury
                                        Stock        Capital          Earnings         (Loss)             Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999             $713,862     $7,508,748      $42,718,355        ($85,103)       ($4,930,755)     $45,925,107

Comprehensive income:
  Net income                                                          5,450,641
  Foreign currency translation                                                         (150,837)

    Total comprehensive income                                                                                            5,299,804

Dividends paid, $.40 per share                                       (2,680,881)                                         (2,680,881)

Dividends declared, $.08 per share                                     (511,340)                                           (511,340)

Proceeds from issuance of
  common stock under dividend
  reinvestment plan (46,882               4,688        456,465                                                              461,153
  shares)

Stock option transactions                              (27,180)                                             42,180           15,000

Purchase of 453,025 shares of
  treasury stock                                                                                        (5,239,409)      (5,239,409)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1999             $718,550     $7,938,033      $44,976,775       ($235,940)      ($10,127,984)     $43,269,434
====================================================================================================================================





                                                                                    Accumulated
                                                    Additional                         Other
                                        Common       Paid-in          Retained     Comprehensive        Treasury
                                        Stock        Capital          Earnings     Income/(Loss)          Stock           Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998             $713,862     $7,868,357      $37,667,872       ($219,015)       ($2,190,247)     $43,840,829

Comprehensive income:
  Net income                                                          5,285,462
  Foreign currency translation                                                          207,547

    Total comprehensive income                                                                                            5,493,009

Dividends paid, $.30 per share                                       (2,100,569)                                         (2,100,569)

Stock option transactions                             (359,609)                                            721,837          362,228

Purchase of 191,400 shares of
  treasury stock                                                                                        (2,776,031)      (2,776,031)
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1998             $713,862     $7,508,748      $40,852,765        ($11,468)       ($4,244,441)     $44,819,466
====================================================================================================================================



See accompanying notes to condensed consolidated financial statements.


                                                MET-PRO CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (unaudited)


                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                                  1999                         1998
------------------------------------------------------------------------------------------------------------------------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Net cash provided by operating activities                                       $7,715,350                   $5,521,373
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                                    12,048                        6,600
    Acquisitions of property and equipment                                        (888,414)                    (989,647)
    Acquisitions of other intangibles                                               (7,281)                    (412,856)
    Payment for acquisition of businesses                                               --                  (15,367,221)
------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                                     (883,647)                 (16,763,124)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Proceeds from new borrowing                                                         --                   12,000,000
    Reduction of debt                                                           (1,624,270)                  (1,143,238)
    Exercise of stock options                                                       15,000                      362,228
    Payment of dividends                                                        (2,219,728)                  (2,100,569)
    Purchase of treasury shares                                                 (5,239,408)                  (2,776,031)
------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                       (9,068,406)                   6,342,390
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (19,625)                      27,400
------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                     (2,256,328)                  (4,871,961)

Cash and cash equivalents at February 1                                          7,446,369                   11,253,380
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                         $5,190,041                   $6,381,419
========================================================================================================================




                                          SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for:

    Interest                                                                      $631,011                     $186,391
    Income taxes                                                                $2,739,675                   $3,328,384
========================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                     MET-PRO CORPORATION MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Met-Pro Corporation and its wholly owned subsidiaries, Strobic Air Corporation, Flex-Kleen Canada Inc., and Mefiag B.V. (collectively "Met-Pro" or "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1999 and the results of operations for the nine-month and three-month periods ended October 31, 1999 and 1998, and changes in stockholders' equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.



NOTE 3 - ACQUISITION OF BUSINESS

On October 29, 1998, the Company, pursuant to an Asset Purchase Agreement, purchased all of the operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen") for a purchase price of approximately $15,000,000 plus the assumption of ordinary business liabilities. The acquisition was accounted for as a purchase transaction. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The condensed consolidated statement of operations for the nine-months ended October 31, 1998 includes the operations of Flex-Kleen for the period since October 1, 1998.

The acquisition was completed by a cash payment of approximately $15,000,000, plus acquisition costs, which resulted in approximately $12,150,000 of goodwill. A bank loan totalling $12,000,000 having a ten-year term with a fixed interest rate swap of 5.98% was used to finance the acquisition. Payments of principal and interest are payable on a quarterly basis.

On a pro-forma basis, consolidated results of operations for the nine-month period ended October 31, 1998 would have been as follows, if the acquisition had been made as of February 1, 1998:


    Net sales                              $58,542,291
    Income before taxes                      9,249,543
    Net income                               5,804,946

    Earnings per share, basic                     $.84
    Earnings per share, diluted                   $.83

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                          October 31,             January 31,
                                             1999                    1999
                                         ------------            ------------
    Raw material                          $6,677,852              $7,246,379
    Work in progress                       2,239,776               2,435,351
    Finish goods                           4,908,152               5,291,439
                                         ------------            ------------
                                         $13,825,780             $14,973,169
                                         ============            ============



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

Financial information by business segment is shown below.


                                                                                    Nine Months Ended October 31,
                                                                                    1999                      1998
                                                                                --------------------------------------
Net sales
    Pollution control systems and allied equipment                              $39,346,224               $26,689,206
    Fluid handling equipment                                                     19,866,280                19,928,085
                                                                                ------------              ------------
                                                                                $59,212,504               $46,617,291
                                                                                ============              ============
Income from operations
    Pollution control systems and allied equipment                               $5,518,948                $4,987,520
    Fluid handling equipment                                                      2,619,828                 2,945,482
                                                                                ------------              ------------
                                                                                 $8,138,776                $7,933,002
                                                                                ============              ============


                                                                                              October 31,
                                                                                    1999                      1998
                                                                                --------------------------------------

Identifiable assets
    Pollution control systems and allied equipment                              $42,049,189               $44,883,938
    Fluid handling equipment                                                     18,969,915                20,585,637
                                                                                ------------              ------------
                                                                                 61,019,104                65,469,575
    Corporate                                                                     6,469,469                 7,869,579
                                                                                ------------              ------------
                                                                                $67,488,573               $73,339,154
                                                                                ============              ============

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - EMPLOYEE BENEFIT PLAN

Effective April 1, 1999, the Company implemented a 401(k) profit sharing plan. Substantially all employees of the Company in the United States are eligible to participate in the plan following their completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the plan. The Company will match in the form of Met-Pro common stock up to 50% of the employee contribution up to 4% of compensation.



NOTE 7 - INTEREST EXPENSE

The Company's interest expense is included in general and administrative and is comprised of the following:


                                                      October 31,
                                             1999                       1998
                                          -------------------------------------
Nine months ended                          $620,896                   $171,686
Three months ended                          201,212                     54,312




NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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



NOTE 9 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly owned subsidiaries as of October 31, 1999 and the related condensed consolidated statements of operations for the nine-month and three-month periods ended October 31, 1999 and 1998 and stockholders' equity and cash flows for the nine-month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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





                                                    /s/ Margolis & Company P.C.
                                                    ----------------------------
                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 16, 1999

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

    Nine Months Ended October 31, 1999 vs Nine Months Ended October 31, 1998

Net sales for the nine-month period ended October 31, 1999 were $59,212,504 compared to $46,617,291 for the nine-month period ended October 31, 1998, an increase of $12,595,213 or 27.0%. Sales in the Pollution Control Systems and Allied Equipment segment were $12,657,018 or 47.4% higher than the nine-month period ended October 31, 1998 due to the acquisition of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen"), effective as of October 1, 1998, coupled with higher demand primarily for our Pollution Control and Allied Equipment. Sales in the Fluid Handling Equipment segment were $61,805 lower compared to the nine-month period ended October 31, 1998.

Backlog at October 31, 1999 totaled $12,877,852 or 17.4% lower than the backlog of orders on hand at October 31, 1998 and 48.4% higher than the backlog of orders on hand at July 31, 1999. In addition, the Company had an additional $4,274,414 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

The gross margin for the nine-month period ended October 31, 1999 was 34.4% versus 37.2% for the same period in the prior year due to lower gross margins experienced in the Pollution Control Systems and Allied Equipment segment.

Selling expense increased $1,339,596 during the nine-month period ended October 31, 1999 compared to the same period last year. The increase in selling expense is attributed to the inclusion of Flex-Kleen operations for the nine-month period ended October 31, 1999 which in the previous year only included one month for the comparative period. Selling expense as a percentage of net sales was 9.4% for the nine-month period ended October 31, 1999, a slight increase compared to the nine-month period ended October 31, 1998.

General and administrative expense was $6,690,014 for the nine-month period ended October 31, 1999 compared to $5,190,958 for the same period last year, an increase of $1,499,056. The increase was due mainly to amortization, interest expense and other administrative expenses connected with the inclusion of Flex-Kleen, which in the previous year only included one month for the comparative period. Interest expense for the nine-months ended October 31, 1999 and 1998 amounted to $620,896 and $171,686, respectively. General and administrative expense as a percentage of net sales increased to 11.3% for the nine-month period ended October 31, 1999 from 11.1% for the same period last year.

Other income, net, decreased $105,729 for the nine-month period ended October 31, 1999 compared to the nine-month period ended October 31, 1998, due to less interest earned on lower cash balances.

The effective tax rate for the nine-month period ended October 31, 1999 was 36% compared to 37.2% for the nine-month period ended October 31, 1998.


    Three Months Ended October 31, 1999 vs Three Months Ended October 31, 1998

Net sales for the three-month period ended October 31, 1999 were $17,846,269 compared to $17,087,560 for the three-month period ended October 31, 1998, an increase of $758,709 or 4.4%. The sales increase can be attributed to the acquisition of Flex-Kleen, which in the previous year only included one month for the comparative period.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...



The gross margin for the three-month period ended October 31, 1999 was 35.4% compared to 36.2% for the same period last year. The decrease is due to lower gross margins experienced in Pollution Control and Allied Equipment segment.

Selling expenses increased $296,211 during the three-month period ended October 31, 1999 compared to the same period last year. As a percentage of net sales, selling expense increased to 10.1% for the three-month period ended October 31, 1999 from 8.9% for the three-month period ended October 31, 1998. The increase in selling expense is attributed to the inclusion of Flex-Kleen operations for the three-month period ended October 31, 1999 which in the previous year only included one month for the comparative period.

General and administrative expense was $2,154,514 during the three-month period ended October 31,1999 compared to $1,912,917 during the three-month period ended October 31, 1998, an increase of $241,597. Interest expense for the three-months ended October 31, 1999 and 1998 amounted to $201,212 and $54,312, respectively. General and administrative expense for the three-month period ended October 31, 1999 increased to 12.1% of net sales compared to 11.2% for the same period last year. The increase in general and administrative expense is attributed to the inclusion of Flex-Kleen operations for the three-month period ended October 31, 1999, which in the previous year only included one month of the comparative period.

Other income, net, decreased $31,465 for the three-month period ended October 31, 1999 compared to the prior year's comparable three-month period due to less interest earned on lower cash balances.

The effective tax rate for the three-month period ended October 31, 1999 was 31.0% compared to 38.0% for the three-month period ended October 31, 1998.


Liquidity:

The Company's cash and cash equivalents were $5,190,041 on October 31, 1999 compared to $7,446,369 on January 31, 1999, a decrease of $2,256,328. This decrease is the net result of the payment of cash dividends amounting to $2,219,728 (net of $461,153 of dividends utilized for stock purchased under the Dividend Reinvestment Plan), payments on long-term debt totalling $1,624,270, purchase of treasury stock amounting to $5,239,408, acquisition of other intangibles amounting to $7,281 and investment in property and equipment amounting to $888,414, offset by positive cash flow provided by operating activities of $7,715,350, proceeds received from the exercise of stock options of $15,000, and proceeds received from the sale of property and equipment amounting to $12,048. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,103,331 on October 31, 1999 compared to $14,492,082 on January 31, 1999, which represents a decrease of $1,388,751. The timing and size of shipments and retainage on contracts, especially in the Pollution Control Systems and Allied Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,825,780 on October 31, 1999 compared to $14,973,169 on January 31, 1999, a decrease of $1,147,389. Inventory balances fluctuate depending upon market demand, the size and timing of orders and varying lead times required.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...



Current liabilities amounted to $13,105,622 on October 31, 1999 compared to $14,387,868 on January 31, 1999, a decrease of $1,282,246. Accounts payable, current portion of long term debt, customer advances and other taxes payable, offset by the increase in accrued expenses and dividends declared but payable in a subsequent period, accounted for the decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating  activities  during the nine-month period ended
October 31, 1999 amounted to $7,715,350 compared with $5,521,373 in the nine-month period ended October 31, 1998, an increase of $2,193,977.

Cash flows used in investing activities during the nine-month period ended October 31, 1999 amounted to $883,647 compared with $16,763,124 for the nine-month period ended October 31, 1998. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments, combined with acquisition of businesses. One of those acquisitions occurred on October 29, 1998, when the Company acquired all operating assets of Flex-Kleen Corporation and Flex-Kleen Canada Limited for approximately $15,000,000 together with the assumption of ordinary business liabilities. Flex-Kleen is a manufacturer of dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The purchase price, exclusive of liabilities assumed, was paid through the utilization of $3,000,000 from available resources and $12,000,000 from new borrowings of long-term debt from Mellon Bank, N.A. The purchase price was allocated among operating assets, operating liabilities, covenant not to compete, and goodwill. The other acquisition during the nine-month period ended October 31, 1998, occurred when the Company acquired certain assets of a distributor of its Stiles-Kem products, located in the Southeastern United States, for a purchase price of approximately $400,000. The purchase price was allocated to customer lists, covenants not to compete and goodwill.

Financing activities during the nine-month period ended October 31, 1999 utilized $9,068,406 of available resources compared to $6,342,390 of cash provided for the nine-month period ended October 31, 1998. The 1999 activity is the result of the payment of dividends amounting to $2,219,728 (net of $461,153 of dividends utilized for stock purchased under the Dividend Reinvestment Plan), reduction of long-term debt totalling $1,624,270, plus the purchase of treasury stock totalling $5,239,408, offset by proceeds provided by the exercise of stock options totalling $15,000.

On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend (compared to the $.30 per share cash dividend paid on April 24, 1998) payable on April 23, 1999 to stockholders of record on April 9, 1999. The dividend paid on April 23, 1999 represented 30.1% of the prior fiscal year earnings. A total of $431,329 of such dividend was used by our stockholders to purchase an aggregate of 44,218 shares through our dividend reinvestment plan.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...


Due to the strong cash flows generated from operating activities, the Company announced the change from an annual dividend which was traditionally paid during the month of April to an expected quarterly dividend.

On June 2, 1999, the Board of Directors declared a quarterly dividend of $.08 per share payable on September 10, 1999 to stockholders of record at the close of business on August 20, 1999.

On October 20, 1999, the Board of Directors declared a quarterly dividend of $.08 per share payable on December 10, 1999 to stockholders of record at the close of business on November 26, 1999.

On June 3, 1998, the Company announced the initiation of a 350,000 share stock repurchase program ("1998 Stock Repurchase Program"). On May 12, 1999, the Company announced a new stock repurchase program for an additional 350,000 shares or approximately 5% of the Company's outstanding stock, to commence after all shares have been repurchased under the 1998 Stock Repurchase Program. The Company completed the 1998 Stock Repurchase Program, during the nine-month period ended October 31, 1999. These stock repurchase programs were initiated and are expected to be implemented because, in management's view, the prevailing price of the Company's stock does not adequately reflect the stock's fair value. Purchases will be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue the program at any time. For the nine-month period ended October 31, 1999, the Company had repurchased 453,025 shares, 280,825 under the plan effective May 12, 1999 and 172,200 shares under the 1998 Stock Repurchase Program.

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

The Company initiated a Year 2000 program to assess and develop plans to resolve the issue both internally and externally. During 1997, the Company began developing a plan to upgrade its business and operating systems to Year 2000 compliant software. Implementation of the upgrade began in 1998 with the initial testing of the system on a limited basis prior to converting all of the Company's locations. As of May 1998, the Company had substantially completed implementation and testing of substantially all of its business and operating systems at all of the Company's facilities.

The Company has surveyed its major suppliers, financial institutions, and certain others with whom it does business to determine their Year 2000 readiness and coordinate conversion efforts. Approximately 95% of the third party suppliers surveyed have responded to the Company's surveys. At the current time, respondents the Company considers critical to the operations of the Company have indicated that they are, or reasonably believe that they will be, Year 2000 compliant. If a material risk arises, the Company is prepared to implement procedures that will resolve the issues associated with the risks. Additionally, the Company has established programs to ensure that future purchases of equipment and software are Year 2000 compliant.

                     MET-PRO CORPORATION MET-PRO CORPORATION




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...



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

There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence, the effectiveness of the Company's cost control programs, the availability of suitable acquisition opportunities and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.

                               MET-PRO CORPORATION



PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form S-K

         (a) Exhibits Required by Item 601 of Regulation S-K

         None

         (b) Reports on Form 8-K

         There were no reports filed for the nine-month period ended October 31, 1999.

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





                                Met-Pro Corporation
                                -------------------------------------------
                                (Registrant)




December 1, 1999               /s/  William L. Kacin
                                -------------------------------------------
                                William L. Kacin,
                                Chairman, President and
                                Chief Executive Officer



December 1, 1999               /s/  Gary J. Morgan
                                -------------------------------------------
                                Gary J. Morgan,
                                Vice President of Finance,
                                Secretary and Treasurer, Chief
                                Financial Officer, Chief Accounting Officer
                                and Director