Form 10-K
period 2000-01-31
MET PRO CORP
filed 2000-04-27
CIK 65201

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


For fiscal year ended: January 31, 2000         Commission file number 001-07763

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.____

   The number of shares outstanding of the Registrant's Common Stock was 6,324,005 as of April 13, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $57,706,546 as of April 13, 2000.





                      DOCUMENTS INCORPORATED BY REFERENCE
                                                                      Form 10-K
                                                                     Part Number
                                                                     -----------
   Portions of Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant's Annual Meeting
of Stockholders to be held on June 7, 2000......................         III

                                     INDEX

PART I

   Item 1.   Business ......................................................................................................    1
   Item 2.   Properties ....................................................................................................    6
   Item 3.   Legal Proceedings .............................................................................................    7
   Item 4.   Submission of Matters to a Vote of Security Holders ...........................................................    7

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .........................................    8
   Item 6.   Selected Financial Data .......................................................................................    9
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    9
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risks.....................................................   13
   Item 8.   Financial Statements and Supplementary Data ...................................................................   14
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................   32

PART III
   Item 10.  Directors and Executive Officers of the Registrant.............................................................   32
   Item 11.  Executive Compensation.........................................................................................   32
   Item 12.  Security Ownership of Certain Beneficial Owners and Management ................................................   32
   Item 13.  Certain Relationships and Related Transactions ................................................................   32

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................................   33

SIGNATURES .................................................................................................................   35

                                     PART I


Item 1. Business:

General:

   Met-Pro Corporation ("Met-Pro" or the "Company"), incorporated in the State of Delaware on March 30, 1966, manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company markets its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company's products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company's Common Stock began trading on the New York Stock Exchange. The Company's principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. The Company operates through ten divisions and three wholly-owned subsidiaries. Except where otherwise indicated by the context used herein, references to the "Company" means Met-Pro Corporation and its wholly-owned subsidiaries.


Products, Services and Markets:

   The Company operates in two segments, the Product Recovery/Pollution Control Equipment and the Fluid Handling Equipment Segment. To better reflect the significant contribution that the Flex-Kleen Division has made to our sales, we have changed the name of the former "Pollution Control and Allied Equipment" segment of our business to "Product Recovery/Pollution Control Equipment". For financial information concerning the Company's industry segments, reference is made to "Consolidated Business Segment Data" contained within the Company's Consolidated Financial Statements that form a part of this Report on Form 10-K. A narrative description of the Company's operations within these two segments is as follows:

   Product Recovery/Pollution Control Equipment Segment

   Flex-Kleen Division, located in Itasca, Illinois, operating with the Company's wholly-owned subsidiary, Flex-Kleen Canada Inc., is a leading supplier of product recovery and dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. While some of Flex-Kleen's products are also used for nuisance collection of particulates to conform to environmental concerns, the overwhelming portion of its sales activity is for product collection and is process driven. At present, Flex-Kleen's products are sold through 72 manufacturer's representatives in 32 offices located across the United States and 12 manufacturer's representatives located in four offices throughout Canada.

   Stiles-Kem Division, located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds which have been used in the public drinking water industry for more than 45 years. Stiles-Kem products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet existing state and federal guidelines. The products are sold both directly through regional sales representatives and through a network of distributors located in the United States and Canada.

   Sethco Division, located on Long Island, New York, designs, manufactures and sells corrosion resistant pumps, filter chambers and filter systems with flow rates to about 200 gallons per minute. These products are used in wastewater treatment systems and fume scrubbers for pollution control. They are also widely used in the metal finishing, electronics and chemical processing industries. Sethco's products are sold through a network of non-exclusive distributors, as well as to catalog houses and original equipment manufacturers. Our products are sold internationally through Met-Pro's International Division and our Mefiag B.V. subsidiary.

   Strobic Air Corporation, located in Harleysville, Pennsylvania, designs, manufactures and holds patents on specialty blowers and industrial fans for industrial applications including university laboratories, hospitals, semiconductor manufacturers, government laboratories, pharmaceutical, chemical, petrochemical plants and other testing laboratory facilities. Sales, engineering and customer service are provided through a network of 225 manufacturer's representatives located throughout the United States and Canada. Strobic Air has established a manufacturing and sales office at the Company's Mefiag B.V. facility in Heerenveen, Holland.

   Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems. The Division's major products include odor control systems, fume and emergency gas scrubbers, particulate collectors, air strippers, ducting and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall's support services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. At present, 90 factory trained manufacturer's representatives sell Duall's engineered systems to industrial and municipal clients.

   Systems Division, located in West Chester, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division's air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also manufactures a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents, low temperature oxidation catalysts and a catalyst specially designed for regenerative catalytic oxidizer applications.

   Fluid Handling Equipment Segment

   Mefiag(R), operating with the Company's wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, Holland, and the Mefiag Division, located in Harleysville, Pennsylvania, designs and manufactures filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag(R) filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, United States, Asia and other major markets throughout the world.

   Keystone Filter Division, located in Hatfield, Pennsylvania, is an established custom pleater and cartridge manufacturer in the United States. The Division provides custom designed and engineered products which are currently used in a diversity of applications such as the nuclear power industry, components in medical equipment and in indoor air quality equipment. Keystone Filter also provides standard filters for water purification and industrial applications. Sales and customer service are provided through a non-exclusive distributor network.

   Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality pumps that handle a broad range of industrial applications. Users such as the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries choose Dean Pump products particularly for their high temperature applications. The Division's products are sold worldwide through an extensive network of distributors.

   Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic ("FRP") centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc's second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc's pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). During the past year, Fybroc introduced the first of a series of FRP centrifugal magnetic drive pumps which will dramatically increase the scope of potential markets for Fybroc, especially for the solvent-based chemical market. Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Fybroc's EY-2 material is expected to allow it to enter new markets such as pharmaceutical, petrochemical, fertilizer and pesticides. A worldwide distributor network provides sales, engineering and customer service.

   The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

                                             Percentage of Net Sales
                                          Fiscal Year Ended January 31,
                                          2000        1999         1998
                                         --------------------------------
    United States                         83.7%       83.4%        83.5%
    Foreign                               16.3%       16.6%        16.5%
                                         --------------------------------
    Net Sales                            100.0%      100.0%       100.0%
                                         ================================

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

   With respect to the Product Recovery/Pollution Control Equipment segment, there are numerous competitors of both comparable and larger size which may have greater resources than the Company, but there are no companies that dominate the market.

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

   The principal goals of the Company's research programs are maintaining the Company as a technological leader in the production of product recovery/pollution control equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

   Research and development expenses were $0.8 million, $0.8 million and $0.7 million in the years ended January 31, 2000, 1999 and 1998, respectively.


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

Backlog:

   Generally, the Company's customers do not enter into long-term contracts, but rather issue purchase orders that are accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders, considered to be firm, totalled $11,660,840 and $13,085,678 as of January 31, 2000 and 1999,
respectively. The Company expects that substantially all of the backlog that existed as of January 31, 2000 will be shipped during the ensuing fiscal year.


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


Employees:

   As of January 31, 2000, the Company employed 400 people, of whom 160 were involved in manufacturing, and 240 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 17 years and considers its employee relations to be good.


Foreign Operations:

   Most of the Company's operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, Holland through its wholly-owned subsidiary, Mefiag B.V. and operates a sales office and warehouse in Markham, Ontario, Canada through its wholly-owned subsidiary, Flex-Kleen Canada Inc.

   Large export sales are typically made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. Therefore, the Company believes that currency fluctuation and political and economic instability do not constitute substantial risks to its business.

   For information concerning foreign net sales on a segment basis, reference is made to the Consolidated Business Segment Data contained on page 19.

Executive Officers of the Registrant:

   The following table sets forth certain information regarding the executive officers of the Company:

   William L. Kacin, age 68, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. He was elected Chairman of the Board of Directors in June 1999 and Chief Executive Officer, President and Director in February 1993. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

   Gary J. Morgan, CPA, age 45, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was elected Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company's Corporate Controller immediately prior to October 1997.

   Mark A. Betchaver, age 50, is a Vice President of the Company and General Manager of the Sethco Division, to which office he was elected in June 1993. He joined the Company in 1972.

   Raymond J. De Hont, age 46, is a Vice President of the Company and General Manager of the Fybroc Division, to which office he was elected in June 1995 when he joined the Company as well as General Manager of the Dean Pump Division, to which he was elected in September 1999. For more than five years prior thereto, Mr. De Hont was employed by Air and Water Technologies and served in various capacities. His last position was Executive Vice President of their Service Group.

   Thomas V. Edwards, age 46, is a Vice President of the Company and General Manager of the Systems Division, to which office he was elected in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

   Sonja M. Haggert, age 46, is a Vice President of the Company and General Manager of the Keystone Filter Division, to which office she was elected in February 1993. She joined the Company in 1978, and prior to her present position, held the position of Distributor Sales Manager of the Division.

   William G. Hughes, age 53, is Vice President of the Company and General Manager of the Flex-Kleen Division, to which office he was elected in October 1998. For more than five years prior thereto, Mr. Hughes was employed by the Flex-Kleen subsidiary of Research Cottrell, a subsidiary of Air and Water Technologies, as Vice President and General Manager.

   Hans J. D. Huizinga, age 49, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, Holland, an office to which he was elected in August 1993. He was employed by Mefiag B.V. (formerly Systems Engineering and Manufacturing Corp. Nederland B.V.) for over five years as Managing Director prior to becoming an employee of the Company's subsidiary on June 30, 1993, when Registrant acquired that company.

   Gregory C. Kimmer, age 45, is Vice President of the Company and General Manager of the Duall Division, to which office he was elected in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

   William F. Mersch, age 46, is a Vice President of the Company and General Manager of the Stiles-Kem Division, to which office he was elected in October 1996. He joined the Company in June 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation, in which his last position was Vice President Sales and Marketing.

   Robert P. Replogle, age 59, is Vice President of the Company and Director of the International Sales Division and the Mefiag Division, to which offices he was elected in December 1995. He joined the Company in December 1973 and prior to his present position, held the position of Director of the International Sales Division and the Mefiag Division.

   Paul A. Tetley, age 41, is a Vice President of the Company and General Manager of Strobic Air Corporation, to which office he was elected in December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company's acquisition of Strobic Air Corporation and prior to his present position held the position of Director of Operations. For more than five years prior thereto, Mr. Tetley was employed by the predecessor entity as a Plant Manager.

   There is no family relationship between any of the Directors or executive officers of the Company. Each officer serves at the pleasure of the Board of Directors.

Item 2. Properties:

   The following manufacturing and production facilities were owned or leased by the Company at January 31, 2000:

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

                         37,320 square feet, metal          Sharpsburg, North Carolina  Leased(2)
                         building

Mefiag B.V.              17,200 square feet, metal          1.1 acres in                Owned
                         and masonry building               Heerenveen, Holland

Flex-Kleen Canada Inc.   5,880 square feet, masonry         Markham, Ontario, Canada    Leased(3)
                         building

(1) Flex-Kleen Division's lease for the operation in Itasca, Illinois expires on November 30, 2002.

(2) Flex-Kleen Division's lease for the warehouse in Sharpsburg, North Carolina expires on October 28, 2001.

(3) Flex-Kleen Canada Inc.'s lease for the sales and warehouse facility in Markham, Ontario, Canada expires on March 31, 2003.

Item 3. Legal Proceedings:

   There are no material pending legal proceedings to which the Company is a party as of the date of this Annual Report.


Item 4. Submission of Matters to a Vote of Security Holders:

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000.

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

                                                    Quarter ended
Year ended January 31, 2000              April      July     October    January
----------------------------------------------------------------------------------
Price range of common stock:
        High                             $12.25    $14.00      $12.69      $11.13
        Low                                9.88     11.69       10.00        9.75
        Cash dividend paid                  .32         -         .08         .08

Year ended January 31, 1999              April      July       October    January
----------------------------------------------------------------------------------

Price range of common stock:
        High                             $16.44    $16.00      $13.06      $14.25
        Low                               14.81     12.88       10.63       11.50
        Cash dividend paid                  .30         -           -           -

   There were 707 registered stockholders at January 31, 2000, and the Company estimates that there are approximately 2,000 additional stockholders with stock held in street name.

   On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record as of April 9, 1999.

   Due to strong cash flows generated from operating activities, the Company announced the change from an annual dividend, which was traditionally paid during the month of April, to an expected quarterly dividend. Payment of future dividends will depend on future earnings and capital requirements of the Company and is at the discretion of the Board of Directors.

   The Board of Directors declared quarterly dividends of $.08 per share payable on September 10, 1999, December 10, 1999 and March 10, 2000 to stockholders of record as of August 20, 1999, November 26, 1999 and February 25, 2000.

   During the second quarter of fiscal year ended 1999, the Company completed the purchase of 350,000 shares of its Common Stock, which was authorized under a stock buyback program approved by the Board of Directors on June 3, 1998.

   On May 11, 1999, the Board of Directors authorized an additional 350,000 share stock buyback program. The Company repurchased an aggregate of 457,225 shares under the combined programs during the year ended January 31, 2000.

   On February 21, 2000, the Board of Directors authorized an additional 350,000 share stock buyback program after the balance of the shares remaining from the Company's May 11, 1999 stock buyback program are purchased.

Item 6. Selected Financial Data:

                                                                                Years ended January 31,
                                                            2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Selected Operating Statement Data
Net sales                                               $78,449,992     $67,390,488     $62,387,870     $60,853,278     $54,067,320
Income from operations                                   11,410,679      11,199,867      11,021,314       9,457,301       7,930,070
Net income                                                7,072,642       7,151,052       7,116,481       6,096,002       4,893,885
EBITDA (a)                                               13,826,535      13,287,878      12,851,944      11,164,848       9,543,461
Earnings per share, basic                                      1.08            1.04            1.01             .87             .70
Earnings per share, diluted                                    1.08            1.03            1.00             .86             .69

Selected Balance Sheet Data
Current assets                                          $35,722,971     $38,683,453     $36,067,260     $32,088,546     $28,268,561
Current liabilities                                      13,681,578      14,387,868      11,267,545      11,374,115      10,250,506
Working capital                                          22,041,393      24,295,585      24,799,715      20,714,431      18,018,055
Current ratio                                                   2.6             2.7             3.2             2.8             2.8
Total assets                                             68,641,983      72,888,641      57,984,240      56,079,391      47,626,587
Long-term obligations                                     9,933,014      11,941,954       2,242,047       3,683,419       1,692,962
Total stockholders' equity                               44,206,333      45,925,107      43,840,829      40,352,926      35,012,578
Total capitalization                                     54,139,347      57,867,061      46,082,876      44,036,345      36,705,540
Return on average total assets, %                              10.0            10.9            12.5            11.8            10.5
Return on average stockholders' equity, %                      15.7            15.9            16.9            16.2            14.6

Other Financial Data
Net cash flows from operating activities                $10,204,749     $ 7,990,115     $ 7,351,850     $ 7,203,258     $ 6,312,118
Capital expenditures                                      1,193,559       1,191,616       1,356,065       1,811,833       2,436,419
Stockholders' equity per share                                 6.92            6.76            6.27            5.73            5.03
Cash dividends paid per share (b)                               .48             .30             .27             .22             .20
Average common shares, basic                              6,542,210       6,907,654       7,053,071       6,989,717       6,999,408
Average common shares, diluted                            6,576,820       6,955,892       7,144,931       7,096,214       7,051,527
Shares of common stock outstanding                        6,391,242       6,794,898       6,993,473       7,043,436       6,956,535

(a) EBITDA represents income from operations before taxes, interest expense, interest income, and depreciation and amortization expenses.
(b) Fiscal year ended January 31, 2000 included an annual dividend of $.32 per share payable on April 23, 1999 and quarterly dividends of $.08 per share payable on September 10, 1999 and December 10, 1999.


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

                                                      Years ended January 31,
                                                      2000      1999      1998
--------------------------------------------------------------------------------
Net sales                                            100.0%    100.0%    100.0%
Cost of goods sold                                    65.8%     64.3%     63.8%
--------------------------------------------------------------------------------
Gross profit                                          34.2%     35.7%     36.2%
Selling, general and administrative expense           19.6%     19.1%     18.6%
--------------------------------------------------------------------------------
Income from operations                                14.6%     16.6%     17.6%

Interest expense                                      (1.0%)     (.6%)     (.5%)
Other income, net                                       .5%       .9%      1.6%
--------------------------------------------------------------------------------
Income before taxes                                   14.1%     16.9%     18.7%

Provision for taxes                                    5.1%      6.3%      7.3%
--------------------------------------------------------------------------------
Net income                                             9.0%     10.6%     11.4%
================================================================================

   FYE 2000 vs FYE 1999:

   Net sales for the year ended January 31, 2000 were $78.4 million, a new record, exceeding net sales for the year ended January 31, 1999 by $11.0 million, an increase of 16.4%. This is the seventh consecutive year that net sales have achieved a new record. Sales in the Product Recovery/Pollution Control Equipment segment were $51.9 million or 29.3% higher than the prior fiscal year due to the acquisition of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen"), effective as of October 1, 1998, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $26.6 million or $0.7 million lower compared to the prior year due primarily to decreased demand for our specialty pump equipment.

   Foreign sales increased to $12.8 million for the fiscal year ended January 31, 2000, which is 14.3% higher than the prior year. This increase was due to higher sales in Canada and Europe. Foreign sales increased 2.0% in the Fluid Handling segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment sales were 33.7% higher than the prior fiscal year due to the impact of the Flex-Kleen acquisition and higher demand for our fume and odor control equipment.

   Net income of $7.1 million for the fiscal year ended January 31, 2000 was slightly lower than the earnings level of the prior year.

   The gross margin for the fiscal year ended January 31, 2000 decreased to 34.2% from 35.7% for the prior year due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

   Selling expense increased approximately $1.2 million or 21.2% over the prior fiscal year. The increase in selling expense is attributed to the inclusion of Flex-Kleen operations for the year ended January 31, 2000, which in the previous year only included four months for the comparative period. Selling expense as a percentage of net sales was 9.1% for the fiscal year ended January 31, 2000, which was slightly higher than the prior fiscal year.

   General and administrative expense was $8.3 million for the fiscal year ended January 31, 2000 compared to $7.0 million in the prior fiscal year. The $1.3 million increase was due to amortization and other administrative expenses connected with the inclusion of Flex-Kleen, which in the previous year only included four months for the comparative period. General and administrative expense as a percentage of net sales was 10.5% for the fiscal year ended January 31, 2000 compared to 10.4% for the prior fiscal year.

   Interest expense was $0.8 million for the fiscal year ended January 31, 2000 compared to $0.4 million in the prior fiscal year. The increase can be attributed to the $12.0 million borrowing having a ten-year term with a fixed interest rate swap of 5.98% made in connection with the acquisition of certain assets of Flex-Kleen.

   Other income was $0.5 million for the fiscal year ended January 31, 2000 compared to $0.6 million in the prior fiscal year. Other income consisted primarily of interest income on short-term investments in both years.

   The effective tax rate for the fiscal year ended January 31, 2000 was 36.1% compared to 37.4% for the prior year.

   FYE 1999 vs FYE 1998:

   Net sales for the year ended January 31, 1999 were $67.4 million, a new record, exceeding net sales for the year ended January 31, 1998 by $5.0 million, an increase of 8.0%. This was the sixth consecutive year that net sales have achieved a new record. Sales in the Product Recovery/Pollution Control Equipment segment were $40.1 million or 19.8% higher than the prior fiscal year due to the acquisition of certain assets of Flex-Kleen, effective as of October 1, 1998, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $27.3 million or 5.7% lower compared to the prior year due primarily to decreased demand for our specialty pump equipment from the Pacific Rim countries.

   Foreign sales increased to $11.2 million for the fiscal year ended January 31, 1999 which was 8.6% higher than the prior year. This increase was due to higher sales in Canada and Europe, offset by lower sales in the Pacific Rim countries. Foreign sales decreased 21.2% in the Fluid Handling Equipment segment versus the prior fiscal year, while the Product Recovery/Pollution Control Equipment segment were 170.4% higher than the prior fiscal year due to the impact of the Flex-Kleen acquisition and higher demand for our fume and odor control, and catalytic oxidizer equipment.

   Net income of $7.2 million for the fiscal year ended January 31, 1999 was slightly above the earnings level of the prior year. This was the sixth consecutive year of increased earnings.

   The gross margin for the fiscal year ended January 31, 1999 decreased to 35.7% versus 36.2% for the prior year. This slight decline in gross margin can be attributed to product mix and the recent acquisition of Flex-Kleen.

   Selling expense increased approximately $0.5 million or 10.3% over the prior fiscal year. The Flex-Kleen acquisition accounted for substantially all of the increase. Selling expense as a percentage of net sales was 8.7% for the fiscal year ended January 31, 1999, which was slightly higher than the prior fiscal year.

   General and administrative expense was $7.0 million for the fiscal year ended January 31, 1999 compared to $6.3 million in the prior fiscal year. The $0.7 million increase can be attributed entirely to the operations of Flex-Kleen. General and administrative expense as a percentage of net sales was 10.4% for the fiscal year ended January 31, 1999 compared to 10.0% for the prior fiscal year.

   Interest expense was $0.4 million for the fiscal year ended January 31, 1999 compared to $0.3 million in the prior fiscal year.

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


Liquidity:

   Cash and cash equivalents were $6.3 million on January 31, 2000, a decrease of $1.1 million over the previous year. This decrease is the net result of the payment of cash dividends amounting to $2.7 million (net of $0.5 million of dividends returned to the Company in the form of stock purchases under the Company's Dividend Reinvestment Plan), payments on long-term debt totalling $2.1 million, purchase of treasury stock amounting to $5.3 million and investment in property and equipment amounting to $1.2 million, offset by positive cash flows provided by operating activities of $10.2 million.

   Accounts receivable were $13.7 million at January 31, 2000, a decrease of $0.8 million compared to the prior year. The size of orders, the timing of shipments to meet customer requirements and retainage on contracts, combined with increased sales volume in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

   Inventories totalled $13.7 million at January 31, 2000, a decrease of $1.2 million compared to the prior year. Inventory balances will fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

   Current liabilities decreased from $14.4 million at January 31, 1999 to $13.7 million at January 31, 2000, or $0.7 million.

   The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million which are available for working capital purposes. The current ratio was 2.6 and 2.7 at January 31, 2000 and 1999, respectively.

Capital Resources and Requirements:

   Cash flows provided by operating activities during the fiscal year ended January 31, 2000 amounted to $10.2 million compared to $8.0 million during the prior fiscal year.

   Cash flows used in investing activities during the fiscal year ended January 31, 2000 amounted to $1.2 million compared to $17.0 million during the fiscal year ended January 31, 1999. The Company's investing activities principally represent the acquisition of property, plant and equipment in the two operating segments, combined with acquisition of businesses. One of those acquisitions occurred in October 1998, when the Company acquired all operating assets of Flex-Kleen for approximately $15.0 million together with the assumption of ordinary business liabilities. Flex-Kleen is a manufacturer of dry particulate dust collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets in which we serve.

   Financing activities during the fiscal year ended January 31, 2000 used $10.1 million of available resources compared to providing $5.2 million during the prior fiscal year.

   The Company paid $2.1 million of scheduled long-term debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2000 was 22.5% compared to 26.0% at January 31, 1999.

   During the fiscal year ended 2000, the Company continued to repurchase shares outstanding on the open market at prevailing prices under the 350,000 share stock buyback program authorized on June 3, 1998 which was completed on May 13, 1999, following which the Company began to make additional purchases under an additional stock buyback program authorized on May 11, 1999. For the fiscal year ended January 31, 2000, the Company repurchased 457,225 shares, 285,025 shares under the plan effective May 11, 1999 and 172,200 shares under the plan effective June 3, 1998.

   On February 22, 1999, the Board of Directors declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record on April 9, 1999.

   Due to strong cash flows generated from operating activities, the Company announced the change from an annual dividend which was traditionally paid during the month of April to an expected quarterly dividend.

   The Board of Directors declared quarterly dividends of $.08 per share payable on September 10, 1999, December 10, 1999 and March 10, 2000 to stockholders of record at the close of business on August 20, 1999, November 26, 1999 and February 25, 2000, respectively.

   As part of our commitment to the future, the Company expended $0.8 million on research and development for each of the fiscal years ended January 31, 2000 and 1999.

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


Recent Accounting Pronouncements:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is effective for the fiscal years beginning after June 15, 2000. The adoption of this pronouncement is expected to have no significant impact on Met-Pro's consolidated results of operations, financial position, or cash flows.


Year 2000 Compliance:

   The conversion from calendar year 1999 to calendar year 2000 occurred without any disruption to the Company's critical business systems. Since 1997, the Company has been upgrading its information systems with Year 2000 (Y2K) compliant software and hardware. These actions have minimized Y2K related capital costs and expenses. The Company will continue to monitor Y2K related exposures both internally and with its suppliers, customers and other business partners. Such monitoring will be ongoing and encompassed in normal operations and associated costs are not expected to be significant.

Cautionary Statement Regarding Forward-Looking Statements:

   As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements". This would include information concerning possible or assumed future activities, plans, results of operations of the Company and statements preceded by, followed by or that include the words "believes", "expects", "anticipates", "intends", "foreseeable future", "goal", "estimates", "projects", "projection", "plans", "scheduled", "should" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

   There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company does business. As a participant in the product recovery/pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom products to customers, and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.


Item 7A. Quantitative and Qualitative Disclosure About Market Risks:

    Not Applicable

Item 8. Financial Statements and Supplementary Data:

   Index to Consolidated Financial Statements and Supplementary Data:

                                                                            Page
                                                                            ----
   Consolidated Financial Statements:
          Independent Auditor's Report ....................................   14
          Consolidated Statement of Operations  ...........................   15
          Consolidated Balance Sheet ......................................   16
          Consolidated Statement of Cash Flows  ...........................   17
          Consolidated Statement of Stockholders' Equity ..................   18
          Consolidated Business Segment Data ..............................   19
          Notes to Consolidated Financial Statements  .....................   20

   Supplementary Data:
          Quarterly Financial Data  .......................................   32





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly owned subsidiaries as of January 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles.

                                              /s/ Margolis & Company P.C.
                                              ---------------------------


Bala Cynwyd, Pennsylvania

February 25, 2000

                                           MET-PRO CORPORATION
                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Years ended January 31,
                                                                2000             1999             1998
-----------------------------------------------------------------------------------------------------------
Net sales                                                    $78,449,992      $67,390,488      $62,387,870
Cost of goods sold                                            51,645,593       43,316,656       39,773,485
-----------------------------------------------------------------------------------------------------------
Gross profit                                                  26,804,399       24,073,832       22,614,385
-----------------------------------------------------------------------------------------------------------
Operating expenses
        Selling                                                7,128,258        5,880,080        5,331,954
        General and administrative                             8,265,462        6,993,885        6,261,117
-----------------------------------------------------------------------------------------------------------
                                                              15,393,720       12,873,965       11,593,071
-----------------------------------------------------------------------------------------------------------
Income from operations                                        11,410,679       11,199,867       11,021,314

Interest expense                                                (815,805)        (398,051)        (325,718)
Other income, net                                                471,008          618,707          970,767
-----------------------------------------------------------------------------------------------------------
Income before taxes                                           11,065,882       11,420,523       11,666,363

Provision for taxes                                            3,993,240        4,269,471        4,549,882
-----------------------------------------------------------------------------------------------------------
Net income                                                   $ 7,072,642      $ 7,151,052      $ 7,116,481
===========================================================================================================

Earnings per share
        Basic                                                      $1.08            $1.04            $1.01
        Diluted                                                    $1.08            $1.03            $1.00
===========================================================================================================

Average number of common and
common equivalent shares outstanding
        Basic                                                  6,542,210        6,907,654        7,053,071
        Diluted                                                6,576,820        6,955,892        7,144,931
===========================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                            January 31,
ASSETS                                                                  2000          1999
-----------------------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                         $ 6,331,556   $ 7,446,369
   Accounts receivable, net of allowance for
      doubtful accounts of approximately $225,000
      and $261,000, respectively                                      13,733,256    14,492,082
   Inventories                                                        13,744,142    14,973,169
   Prepaid expenses, deposits and other current assets                 1,135,443       827,824
   Deferred income taxes                                                 778,574       944,009
-----------------------------------------------------------------------------------------------
          Total current assets                                        35,722,971    38,683,453

Property, plant and equipment, net                                    13,473,299    13,931,276
Costs in excess of net assets of businesses acquired, net             18,772,176    19,260,591
Other assets                                                             673,537     1,013,321
-----------------------------------------------------------------------------------------------
          Total assets                                               $68,641,983   $72,888,641
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities
   Current portion of long-term debt                                 $ 2,008,940   $ 2,125,093
   Accounts payable                                                    4,989,810     5,213,770
   Accrued salaries, wages and expenses                                5,108,552     5,804,235
   Payroll and other taxes payable                                       182,545       216,822
   Dividend payable                                                      511,299             -
   Customers' advances                                                   880,432     1,027,948
-----------------------------------------------------------------------------------------------
          Total current liabilities                                   13,681,578    14,387,868

Long-term debt                                                         9,933,014    11,941,954
Other non-current liabilities                                            415,731       328,838
Deferred income taxes                                                    405,327       304,874
-----------------------------------------------------------------------------------------------
          Total liabilities                                           24,435,650    26,963,534
-----------------------------------------------------------------------------------------------
Commitments

Stockholders' equity
   Common stock, $.10 par value; 18,000,000 shares
      authorized, 7,189,194 and 7,138,625 shares issued,
      of which 797,952 and 343,727 shares were reacquired
      and held in treasury, at the respective dates                      718,919       713,862
   Additional paid-in capital                                          7,973,873     7,508,748
   Retained earnings                                                  46,087,476    42,718,355
   Accumulated other comprehensive loss                                 (403,993)      (85,103)
   Treasury stock, at cost                                           (10,169,942)   (4,930,755)
-----------------------------------------------------------------------------------------------
          Total stockholders' equity                                  44,206,333    45,925,107
-----------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                 $68,641,983   $72,888,641
===============================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Years ended January 31,
                                                           2000            1999            1998
---------------------------------------------------------------------------------------------------
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net income                                          $ 7,072,642     $ 7,151,052     $ 7,116,481
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                       2,415,856       2,088,011       1,830,630
     Deferred income taxes                                 266,073          (9,185)       (247,754)
     (Gain) on sale of property and equipment, net          (1,096)         (6,590)       (193,117)
     Non-cash compensation expensed on
         grant of stock options                                  -               -         122,595
     Allowance for doubtful accounts                       (36,524)        (18,827)         47,307
     (Increase) decrease in operating assets,
         net of acquisitions
       Accounts receivable                                 681,168        (492,274)       (229,602)
       Notes receivable, ESOT                                    -         200,000         200,000
       Inventories                                       1,131,608      (1,007,069)     (1,690,754)
       Prepaid expenses and other current assets          (320,752)          9,494        (158,739)
       Other assets                                        (24,187)         10,346         411,562
     Increase (decrease) in operating liabilities,
         net of acquisitions
       Accounts payable, accrued expenses and taxes       (918,189)       (244,547)       (231,737)
       Customers' advances                                (148,743)        229,903         298,881
       Other non-current liabilities                        86,893          79,801          76,097
---------------------------------------------------------------------------------------------------
       Net cash provided by operating activities        10,204,749       7,990,115       7,351,850
---------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment             14,690           6,600       1,308,995
   Acquisitions of property and equipment               (1,193,559)     (1,191,616)     (1,356,065)
   Payment for purchase of acquisitions,
       net of cash acquired                                 (7,281)    (15,811,625)              -
---------------------------------------------------------------------------------------------------
       Net cash (used in) investing activities          (1,186,150)    (16,996,641)        (47,070)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from new borrowings                                  -      12,000,000               -
   Reduction of debt                                    (2,125,093)     (1,616,964)     (1,584,495)
   Exercise of stock options                                15,000         362,229         516,685
   Payment of dividends                                 (2,694,860)     (2,100,569)     (1,915,832)
   Purchase of treasury shares                          (5,281,367)     (3,462,346)     (2,113,890)
---------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing
         activities                                    (10,086,320)      5,182,350      (5,097,532)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    (47,092)         17,165         (24,844)
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents    (1,114,813)     (3,807,011)      2,182,404

Cash and cash equivalents at beginning of year           7,446,369      11,253,380       9,070,976

Cash and cash equivalents at end of year               $ 6,331,556     $ 7,446,369     $11,253,380
===================================================================================================


The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                          Additional                       Other
                                                Common     Paid-in          Retained   Comprehensive     Treasury
                                                Stock      Capital          Earnings   Income/(Loss)      Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1997                     $713,862    $8,260,289    $32,467,223      $ 19,121    ($ 1,107,569)    $40,352,926

Comprehensive income:
   Net income                                         -             -      7,116,481             -               -
   Cumulative translation adjustment                  -             -              -      (238,136)              -
      Total comprehensive income                                                                                         6,878,345

Dividends paid, $.27 per share                        -             -     (1,915,832)            -               -      (1,915,832)
Stock option transactions                             -      (391,932)             -             -       1,031,212         639,280
Purchase of 134,300 shares of treasury stock          -             -              -             -      (2,113,890)     (2,113,890)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998                      713,862     7,868,357     37,667,872      (219,015)     (2,190,247)     43,840,829

Comprehensive income:
   Net income                                         -             -      7,151,052             -               -
   Cumulative translation adjustment                  -             -              -       133,912               -
      Total comprehensive income                                                                                         7,284,964

Dividends paid, $.30 per share                        -             -     (2,100,569)            -               -      (2,100,569)
Stock option transactions                             -      (359,609)             -             -         721,838         362,229
Purchase of 246,300 shares of treasury stock          -             -              -             -      (3,462,346)     (3,462,346)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999                      713,862     7,508,748     42,718,355       (85,103)     (4,930,755)     45,925,107

Comprehensive income:
   Net income                                         -             -      7,072,642             -               -
   Cumulative translation adjustment                  -             -              -      (318,890)              -
      Total comprehensive income                                                                                         6,753,752

Dividends paid, $.48 per share                        -             -     (3,192,222)            -               -      (3,192,222)
Dividend declared, $.08 per share                     -             -       (511,299)            -               -        (511,299)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (50,569 shares)                           5,057       492,305              -             -               -         497,362
Stock option transactions                             -       (27,180)             -             -          42,180          15,000
Purchase of 457,225 shares of treasury stock          -             -              -             -      (5,281,367)     (5,281,367)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000                     $718,919    $7,973,873    $46,087,476     ($403,993)   ($10,169,942)    $44,206,333
===================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                       CONSOLIDATED BUSINESS SEGMENT DATA


                                                              Years ended January  31,
                                                          2000          1999          1998
-----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
Product recovery/pollution control equipment           $51,883,604   $40,128,412   $33,483,034
Fluid handling equipment                                26,566,388    27,262,076    28,904,836
-----------------------------------------------------------------------------------------------
                                                       $78,449,992   $67,390,488   $62,387,870
   Includes foreign sales of:
   Product recovery/pollution control equipment        $ 5,780,112   $ 4,323,506   $ 1,598,778
   Fluid handling equipment                              6,971,799     6,837,293     8,679,624
-----------------------------------------------------------------------------------------------
                                                       $12,751,911   $11,160,799   $10,278,402
===============================================================================================

Income from operations
Product recovery/pollution control equipment           $ 7,431,748   $ 6,818,554   $ 6,205,543
Fluid handling equipment                                 3,978,931     4,381,313     4,815,771
-----------------------------------------------------------------------------------------------
                                                       $11,410,679   $11,199,867   $11,021,314
===============================================================================================

Depreciation and amortization expense
Product recovery/pollution control equipment           $ 1,633,097   $ 1,250,163   $   980,869
Fluid handling equipment                                   782,759       837,848       849,761
-----------------------------------------------------------------------------------------------
                                                       $ 2,415,856   $ 2,088,011   $ 1,830,630
===============================================================================================

Capital expenditures
Product recovery/pollution control equipment           $   571,629   $   893,003   $   817,732
Fluid handling equipment                                   531,435       269,585       456,283
-----------------------------------------------------------------------------------------------
                                                         1,103,064     1,162,588     1,274,015
Corporate                                                   90,495        29,028        82,050
-----------------------------------------------------------------------------------------------
                                                       $ 1,193,559   $ 1,191,616   $ 1,356,065
===============================================================================================

Identifiable assets at January 31
Product recovery/pollution control equipment           $42,803,505   $44,137,192   $24,625,574
Fluid handling equipment                                18,662,280    20,321,860    19,826,486
-----------------------------------------------------------------------------------------------
                                                        61,465,785    64,459,052    44,452,060
Corporate                                                7,176,198     8,429,589    13,532,180
-----------------------------------------------------------------------------------------------
                                                       $68,641,983   $72,888,641   $57,984,240
===============================================================================================

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the segments.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of operations:

        The Company manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

        Basis of presentation:

        The consolidated financial statements include the accounts of Met-Pro Corporation ("Met-Pro" or the "Company") and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc. and Strobic Air Corporation ("Strobic Air"). Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured into the functional currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," using the U.S. dollar as the functional currency.

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

        Inventories:

        Inventories generally are stated at the lower of cost (principally first-in, first-out) or market except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see
        Note 4).

        Property, plant and equipment:

        Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized (see Note 5).

        Costs in excess of net assets of businesses acquired:

        Costs in excess of net assets of businesses acquired prior to November 1, 1970, totalling $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, totalling $18,189,663, are being amortized over 40 years. The Company monitors the recoverability of goodwill using a fair value approach.

        Revenue recognition:

        Revenues are generally recognized when products are shipped.

        Advertising:

        Advertising costs are charged to operations in the year incurred and were $1,289,803, $1,151,535 and $1,111,724 for the years ended January
        31, 2000, 1999 and 1998, respectively.

        Research and development:

        Research and development costs are charged to operations in the year incurred and were $798,507, $752,648 and $726,278 for the years ended January 31, 2000, 1999 and 1998, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)

        Earnings per share:

        Basic earnings per share are computed based on the weighted average number of common shares actually outstanding during each year.

        Diluted earnings per share are computed based on the weighted average number of shares actually outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

        Dividends:

        On December 16, 1999, the Board of Directors declared an $.08 per share quarterly cash dividend payable on March 10, 2000 to stockholders of record on February 25, 2000, amounting to $511,299.

        Concentrations of credit risk:

        The Company believes concentrations of credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. The Company had no significant concentrations of credit risk as of January 31, 2000 and 1999.

        Supplemental cash flow information:

                                        2000         1999         1998
        -----------------------------------------------------------------
        Cash paid during the year for:
           Interest                 $  826,635   $  415,893   $  314,735
        -----------------------------------------------------------------
           Income taxes             $3,885,098   $4,691,163   $4,530,301
        -----------------------------------------------------------------

        Recent accounting pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the fiscal years beginning after June 15, 2000. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. The adoption of this pronouncement will have no significant impact on Met-Pro's consolidated results of operations, financial position, or cash flows.

        Reclassifications:

        Certain reclassifications have been made to the financial statements for the fiscal years ended January 31, 1999 and 1998 to conform to the presentation of the financial statements for the fiscal year ended January 31, 2000.

                               MET-PRO CORPORATION
                   NOTES TO Consolidated FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


NOTE 2: SIGNIFICANT ACQUISITION

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

        The acquisition was completed by a cash payment of approximately $15,000,000, plus acquisition costs, which resulted in approximately $12,150,000 of goodwill. A bank loan totalling $12,000,000 having a ten-year term with a fixed interest rate swap of 5.98% was used to finance the acquisition. Payments of principal and interest are payable on a quarterly basis (see Note 6).

        On an unaudited pro forma basis, consolidated results of operations for the year ended January 31, 1999 would have been as follows if the acquisition had been made as of February 1, 1998:

                                                           1999
        ------------------------------------------------------------
        Net sales                                       $79,315,488
        Income before taxes                              12,538,227
        Net income                                        7,844,029

        Earnings per share, basic                             $1.14
        Earnings per share, diluted                           $1.13



NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents:

        Short-term investments at January 31, 2000 and 1999 were valued at cost (approximating market) and amounted to $4,186,461 and $5,911,046, respectively. Short-term investments consist principally of commercial paper with an original maturity of three months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


        Debt:

        The fair value and carrying amount of long-term debt was as follows:

                                                       January 31,
                                                2000                  1999
        ----------------------------------------------------------------------
        Fair value                          $11,261,578           $13,891,334
        Carrying amount                      11,941,954            14,067,047

        Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

        The Company uses an interest rate swap (see Note 6) to minimize its exposure to fluctuations in interest rates. The interest rate differential to be paid or received under this agreement is recognized over the term of the loan and is included in interest expense.

        The Company's financial instruments are not held for trading purposes.


NOTE 4: INVENTORIES

        Inventories consisted of the following:

                                                       January 31,
                                                2000                  1999
        ----------------------------------------------------------------------
        Raw material                        $ 6,755,944           $ 7,246,379
        Work in process                       2,016,612             2,435,351
        Finished goods                        4,971,586             5,291,439
        ----------------------------------------------------------------------
                                            $13,744,142           $14,973,169
        ======================================================================

        At January 31, 2000 and 1999, inventories valued at the last-in, first-out method ("LIFO") were $2,389,238 and $2,989,763, respectively. The LIFO value of inventories was lower than replacement cost by $875,558 and $868,015 at January 31, 2000 and 1999, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 2000 and 1999 as a result of applying the provisions of Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", to an acquisition completed in a prior year.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


NOTE 5: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                  January 31,
                                              2000          1999
        -------------------------------------------------------------
        Land                               $ 1,793,795   $ 1,802,386
        Buildings and improvements          11,353,232    11,374,411
        Machinery and equipment             11,207,542    10,655,454
        Furniture and fixtures               3,062,990     2,954,289
        Automotive equipment                 1,023,219     1,031,960
        Leasehold improvements                       -         3,710
        Construction in progress                15,448        56,680
        -------------------------------------------------------------
                                            28,456,226    27,878,890
        Less accumulated depreciation       14,982,927    13,947,614
        -------------------------------------------------------------
                                           $13,473,299   $13,931,276
        =============================================================

        Depreciation of property, plant and equipment charged to operations amounted to $1,556,191, $1,443,458 and $1,353,857 for the years ended in 2000, 1999 and 1998, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


NOTE 6: DEBT

        Short-term debt:

        The Company has available both domestic and foreign unsecured lines of credit totalling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

        Long-term debt:

        Long-term debt consisted of the following:

                                                             January 31,
                                                         2000          1999
           ---------------------------------------------------------------------
           Note payable, bank, payable in
             quarterly installments of $300,000,
             plus interest at a fixed rate swap of
             5.98%, maturing October, 2008            $10,500,000   $11,700,000

           Notes payable, bank, payable in
             quarterly installments of $87,500,
             plus interest at a fixed rate of
             7.51%, maturing September, 2001              612,500       962,500

           Notes payable, bank, payable in
             quarterly installments of $87,500,
             plus interest at a variable rate
             ranging from 6.25% to 6.87%,
             maturing September, 2001                     612,500       962,500

           Notes payable, acquisition escrow
             accounts, balloon payments in the
             amounts of $50,000 and $75,000
             were paid on April 8, 1999 and
             June 11, 1999, plus interest at a
             fixed rate of 5.9%                                 -       125,000

           Mortgage note payable, collateralized
             by property, payable $10,267
             monthly (including principal
             and interest), at a fixed interest
             rate of 8.5%, maturing
             January, 2002                                216,954       317,047
           ---------------------------------------------------------------------
                                                       11,941,954    14,067,047
           Less current portion                         2,008,940     2,125,093
           ---------------------------------------------------------------------
                                                      $ 9,933,014   $11,941,954
           =====================================================================

           These notes are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


        Maturities of long-term debt are as follows:

                        Year Ending
                        January 31,
        -----------------------------------------------------------
                           2001            $ 2,008,940
                           2002              1,833,014
                           2003              1,200,000
                           2004              1,200,000
                           2005              1,200,000
                        Thereafter           4,500,000
        -----------------------------------------------------------
                                           $11,941,954
        ===========================================================

        Interest expense was $815,805, $398,051 and $325,718 for the years ended in 2000, 1999 and 1998, respectively.


NOTE 7: STOCKHOLDERS' EQUITY

        On May 11, 1999, the Company announced a new 350,000 share stock repurchase authorization, and completed the previous 350,000 share stock repurchase program. During the fiscal year ended January 31, 2000, the Company repurchased 457,225 shares of its Common Stock at a cost of $5.3 million. At January 31, 2000, 64,975 shares of the new 350,000 share authorization were outstanding.

        The Company has a Shareholder's Rights Plan, under which the Company's Board of Directors declared a dividend of one Right for each share of Company common stock owned. The Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled to purchase shares of common stock of the Company, or acquiring company, having a value of twice the Rights' exercise price. The Rights under the Plan expire in 2010.


NOTE 8: INCOME TAXES

        The provision for income taxes was comprised of the following:

                              2000            1999            1998
        --------------------------------------------------------------
        Current
           Federal         $2,859,285      $3,216,200      $3,718,205
           State              556,607         878,903         933,080
           Foreign            311,275         183,553         146,351
        --------------------------------------------------------------
                            3,727,167       4,278,656       4,797,636
        Deferred              266,073          (9,185)       (247,754)
        --------------------------------------------------------------
                           $3,993,240      $4,269,471      $4,549,882
        ==============================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets were as follows:

                                                    2000            1999
        -------------------------------------------------------------------
        Deferred tax assets
          Inventory cost capitalization           $215,686        $233,572
          Pension cost                             911,611         982,444
          Non-compete agreements                   498,980         431,383
          Other                                     51,479         128,190
        -------------------------------------------------------------------
            Total deferred tax assets            1,677,756       1,775,589
        -------------------------------------------------------------------

        Deferred tax liabilities
          Accelerated depreciation                 512,407         522,596
          Inventory - Dean Pump Division           400,202         400,197
          Excess of book over tax basis of
            property acquired in acquisitions       66,678          96,001
          Goodwill                                 325,222         117,660
        -------------------------------------------------------------------
            Total deferred tax liabilities       1,304,509       1,136,454
        -------------------------------------------------------------------

            Net deferred tax assets               $373,247        $639,135
        ===================================================================

        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:

                                                  2000                       1999                      1998
        -----------------------------------------------------------------------------------------------------------
        Computed expected
           tax expense
          (federal)                   $3,762,400        34.0%    $3,882,978        34.0%    $3,966,563        34.0%
        State income taxes,
          net of federal
          income tax benefit             367,361         3.3        580,076         5.1        615,833         5.3
        Foreign tax differential         (30,703)        (.3)        (5,277)          -            (23)          -
        Foreign tax credit                (5,606)          -        (10,924)        (.1)        (5,786)          -
        Other                           (100,212)        (.9)      (177,382)       (1.6)       (26,705)        (.3)
        -----------------------------------------------------------------------------------------------------------
        Effective income taxes        $3,993,240        36.1%    $4,269,471        37.4%    $4,549,882        39.0%
        ===========================================================================================================

NOTE 9: LEASES AND OTHER COMMITMENTS

        The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2000 were as follows:

                        2001                    $264,438
                        2002                     247,234
                        2003                     167,764

        Rental expense for the above operating leases during the years ended in 2000, 1999 and 1998, was $408,487, $153,711 and $76,407, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


NOTE 10: EMPLOYEE BENEFIT PLANS

        Pension Plans:

        The Company has several tax-qualified defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

        Net periodic pension cost (income) included the following components:

                                           2000            1999            1998
        --------------------------------------------------------------------------
        Service cost - benefits earned
          during the period              $597,400        $527,196        $466,000
        Interest cost on projected
          benefit obligation              750,170         708,083         664,202
        Return on assets               (2,009,740)     (1,707,281)     (2,675,240)
        Amortization                     (210,591)       (195,466)       (118,868)
        Deferred gain
          on investments                  840,679         769,701       1,924,069
        --------------------------------------------------------------------------
                                        ($ 32,082)       $102,233        $260,163
        ==========================================================================

        The following table sets forth the Plans' change in benefit obligations, change in plan assets and amounts recognized in the Company's balance sheet at January 31, 2000 and 1999:

                                                               2000           1999
        -----------------------------------------------------------------------------
        Change in benefit obligation:
        Benefit obligation at beginning of year           $10,334,600    $ 9,456,813
          Service cost                                        597,400        527,196
          Interest cost                                       750,170        708,083
          Actuarial loss/(gain)                            (1,457,537)       133,720
          Benefits paid                                      (599,569)      (491,212)
        -----------------------------------------------------------------------------
        Benefit obligation at end of year                 $ 9,625,064    $10,334,600
        -----------------------------------------------------------------------------

        Change in plan assets:

        Fair value of plan assets at beginning of year    $13,171,597    $11,888,269
          Actual return on plan assets                      2,009,740      1,707,281
          Employer contribution                               121,221         67,259
          Benefits paid                                      (599,569)      (491,212)
        -----------------------------------------------------------------------------
        Fair value of plan assets at end of year          $14,702,989    $13,171,597
        -----------------------------------------------------------------------------

        Funded status                                     $ 5,077,925    $ 2,836,997
          Unrecognized actuarial (gain)                    (7,465,147)    (5,419,671)
          Unrecognized transition (asset)                    (144,465)      (154,980)
          Unrecognized prior service costs                    180,855        212,701
        ------------------------------------------------------------------------------
        Net amount recognized                            ($ 2,350,832)  ($ 2,524,953)
        -------------------------------------------------------------------------------

        Amounts recognized in the balance
          sheet consist of:

        Accrued benefit liability                         ($2,350,832)   ($2,524,953)
        -------------------------------------------------------------------------------

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


        Assumptions used in the accounting for pension cost were:

                                                2000       1999       1998
        ----------------------------------------------------------------------
        Discount rate                           7.00%      7.00%      7.25%
        Rate of increase in
          compensation levels
          (where applicable)                    4.50%      4.50%      6.00%
        Expected long-term rate of
          return on assets                      9.00%      8.00%      8.00%

        Directors' Benefit Plan:

        The Company also provides a non-qualified pension plan for Directors which is unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The benefit obligation was $598,064 and $601,600 at January 31, 2000 and 1999, respectively. The amounts applicable are included in the tables above. This Plan was discontinued in December 1999 as to non-vested Directors.

        Defined Contribution Plan:

        Effective April 1, 1999, the Company implemented a 401(k) profit sharing plan. Substantially all employees of the Company in the United States are eligible to participate in the Plan following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the Plan. The Company will match, in the form of Met-Pro common stock, up to 50% of the employee's contribution up to 4% of compensation.

        Employees' Stock Ownership Trust:

        The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the Plan. The Company provided for cash contributions to the Employees' Stock Ownership Trust of $0, $225,000 and $200,000 in the years ended in 2000, 1999 and 1998, respectively. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

        Incentive Stock Option Plans:

        The Company accounts for employee stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are not presented since the impact on the Company's financial statements for the periods presented is de minimis.

        In 1987 ("1987 Plan"), the Company adopted an incentive stock option plan under which 100,000 shares (354,375 after stock splits and stock dividends) of the Company's Common Stock were reserved for employees as selected by the Board of Directors. Effective April 9, 1997, the 1987 Plan terminated and the remaining shares available for grant expired. In 1991, the Board of Directors of the Company approved a stock option plan covering 100,000 shares (increased to 225,000 shares after giving effect to stock splits and stock dividends), that was approved by the Company's stockholders at the 1992 meeting of stockholders (the "1992 Plan"). In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares that was approved by the Company's stockholders at the 1997 meeting of stockholders (the "1997 Plan"). Both of these plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


The status of the Plans was as follows:


        1987 Plan                             2000      1999        1998
        ------------------------------------------------------------------
        Options outstanding at February 1         -         -      65,087
          Grants                                  -         -           -
          Exercises                               -         -      65,087
        Options outstanding at January 31         -         -           -

        Options price range at January 31         -         -       $3.38
                                                                      to
                                                                    $7.17

        Options exercisable at January 31         -         -           -
        ------------------------------------------------------------------
        Options available for grant
          at January 31                           0         0           0
        ==================================================================


        1992 Plan                             2000      1999        1998
        ------------------------------------------------------------------
        Options outstanding at February 1   135,525   183,250     202,500
          Grants                                  -         -           -
          Exercises                           3,000    47,725      19,250
          Cancellations                      11,500         -           -
        Options outstanding at January 31   121,025   135,525     183,250

        Options price range at January 31     $5.00     $5.00       $5.00
                                                to        to          to
                                             $13.13    $13.13      $13.13

        Options exercisable at January 31   121,025   131,025     171,750
        ------------------------------------------------------------------
        Options available for grant
          at January 31                           0         0           0
        ==================================================================


        1997 Plan                             2000      1999        1998
        ------------------------------------------------------------------
        Options outstanding at February 1    33,500    20,000           -
          Grants                            118,450    23,500      20,000
          Exercises                               -         -           -
          Cancellations                      17,000    10,000           -
        Options outstanding at January 31   134,950    33,500      20,000

        Options price range at January 31     $9.98    $12.00      $12.00
                                                to        to
                                             $15.50    $15.50

        Options exercisable at January 31    55,151    22,500      20,000
        ------------------------------------------------------------------
        Options available for grant
          at January 31                     188,050   306,500     330,000
        ==================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (Continued)


        The weighted average exercise prices of the Company's stock option plans were as follows:

                                              2000      1999        1998
        ------------------------------------------------------------------
        Options outstanding at February 1    $ 9.68    $ 8.84      $ 7.75
          Grants                             $10.12    $13.69      $12.00
          Exercises                          $ 5.00    $ 7.59      $ 6.13
          Cancellations                      $11.31    $12.00           -
        Options outstanding at January 31    $ 9.76    $ 9.68      $ 8.84


NOTE 11: OTHER INCOME, NET

        Other income, net, was comprised of the following:

                                              2000      1999        1998
        ------------------------------------------------------------------
        Gain on sale of property
          and equipment                    $  1,096  $  6,590    $193,117
        Other, primarily interest income    469,912   612,117     777,650
        ------------------------------------------------------------------
                                           $471,008  $618,707    $970,767
        ==================================================================

NOTE 12: BUSINESS SEGMENT DATA

        The Company's operations are conducted in two business segments as follows: the manufacture and sale of product recovery/pollution control equipment, and the manufacture and sale of fluid handling equipment.

        No significant intercompany revenue is realized by either business segment. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

        Financial information by business segment is shown on page 19.


NOTE 13: GEOGRAPHIC INFORMATION

        Transfers between geographic areas are accounted for at cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Income from operations by geographic segment includes an allocation of general corporate expenses. Identifiable assets are those that can be directly associated with the geographic area. Geographic information for the three years ended January 31 is presented in the following table:

                                          2000          1999          1998
        -----------------------------------------------------------------------
        Net sales:
          United States                $65,698,081   $56,229,689   $52,109,468
          Foreign                       12,751,911    11,160,799    10,278,402
        -----------------------------------------------------------------------
                                       $78,449,992   $67,390,488   $62,387,870
        =======================================================================

        Income from operations:
          United States                $10,144,373   $10,017,987   $10,036,520
          Foreign                        1,266,306     1,181,880       984,794
        -----------------------------------------------------------------------
                                       $11,410,679   $11,199,867   $11,021,314
        =======================================================================

        Total assets:
          United States                $63,774,777   $68,284,881   $53,995,274
          Foreign                        4,867,206     4,603,760     3,988,966
        -----------------------------------------------------------------------
                                       $68,641,983   $72,888,641   $57,984,240
        =======================================================================

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                   Earnings    Earnings
                                                                  Per Share,  Per Share,
        1999              Net Sales    Gross Profit   Net Income    Basic      Diluted
        --------------------------------------------------------------------------------
        First Quarter    $14,940,888    $5,709,419    $1,737,544      $.25       $.25
        Second Quarter    14,588,843     5,467,167     1,752,962       .25        .25
        Third Quarter     17,087,560     6,185,012     1,794,956       .26        .26
        Fourth Quarter    20,773,197     6,712,234     1,865,590       .28        .27


                                                                   Earnings    Earnings
                                                                  Per Share,  Per Share,
        2000              Net Sales    Gross Profit   Net Income    Basic      Diluted
        --------------------------------------------------------------------------------
        First Quarter    $20,828,028    $7,101,713    $1,871,842      $.28       $.28
        Second Quarter    20,538,207     6,967,618     1,877,136       .28        .28
        Third Quarter     17,846,269     6,318,206     1,701,663       .26        .26
        Fourth Quarter    19,237,488     6,416,862     1,622,001       .25        .25


        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

                During the fiscal year ended January 31, 2000, there has been no change in accountants and no disagreements on accounting and financial disclosure.


                                    PART III


        Item 10. Directors and Executive Officers of the Registrant:

               The information required by this Item (except for the information set forth on page 5 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


        Item 11. Executive Compensation:

               The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


        Item 12. Security Ownership of Certain Beneficial Owners and Management:

               The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


        Item 13. Certain Relationships and Related Transactions:

               The information required by this Item is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Certain Business Relationships" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

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

           (3)(e)     Amendments to By-Laws adopted February 21, 2000.

           (4) Stockholder's Rights Plan (incorporated by reference to Company's Current Report on Form 8-K filed on January 6,
                      2000).

           (11) Statement Re-computation of Per Share Earnings. See page 15 of Item 8.

           (21)       List of Subsidiaries of Registrant:

                      Corporate                      Jurisdiction of        Name under which Business
                        Name                          Incorporation               is Conducted
                      ---------                      ---------------        -------------------------

                      Mefiag B.V                      The Netherlands        Mefiag B.V., a wholly
                                                                             owned subsidiary of
                                                                             Met-Pro Corporation

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


        C. Reports on Form 8-K:

           The  Company  filed a Report  on Form 8-K  with  the  Securities  and
           Exchange Commission on January 6, 2000 pertaining to the authorization and declaration of a dividend distribution of one Common Stock Purchase Right (a "Right") for each outstanding share of common stock of the Company, to the stockholders of record at the close of business on January 14, 2000. The description and terms of the Rights are set forth in the Rights Agreement, dated as of January 6, 2000 between the Company and American Stock Transfer and Trust Company, as Rights Agent, which were filed within this Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MET-PRO CORPORATION


   April 27, 2000                              By:      /S/ William L. Kacin
----------------------                            ------------------------------
        Date                                             William L. Kacin
                                                         Chairman, Chief
                                                         Executive Officer,
                                                         and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                        Date
       ---------                        -----                        ----
/S/ William L. Kacin               Chairman, Chief                April 27, 2000
----------------------------       Executive Officer
William L. Kacin                   and President


/S/ Gary J. Morgan                 Vice President-Finance,        April 27, 2000
----------------------------       Secretary, Treasurer,
Gary J. Morgan                     Chief Financial Officer,
                                   Chief Accounting Officer
                                   and Director

/S/ Thomas F. Hayes                Director                       April 27, 2000
----------------------------
Thomas F. Hayes


/S/ Alan Lawley                    Director                       April 27, 2000
----------------------------
Alan Lawley


/S/ Nicholas DeBenedictis          Director                       April 27, 2000
----------------------------
Nicholas DeBenedictis


/S/ Jeffrey H. Nicholas            Director                       April 27, 2000
----------------------------
Jeffrey H. Nicholas

/S/ Michael J. Morris              Director                       April 27, 2000
----------------------------
Michael J. Morris