Form 10-Q
period 2000-04-30
MET PRO CORP
filed 2000-05-25
CIK 65201

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

For the quarter ended: April 30, 2000          Commission file number: 001-07763



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

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,303,205 (as of April 30, 2000).

================================================================================

                                       MET-PRO CORPORATION

                                              INDEX

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
             Condensed consolidated balance sheet as of
                 April 30, 2000 and January 31, 2000.........................................................  2
             Condensed consolidated statement of operations for the three-month periods ended April 30, 2000 and 1999.......................................................  3
             Condensed consolidated statement of stockholders' equity for the three-month periods ended April 30, 2000 and 1999...........................................  4
             Condensed consolidated statement of cash flows for the three-month periods ended April 30, 2000 and 1999.......................................................  5
             Notes to condensed consolidated financial statements............................................  6
             Report of independent accountants...............................................................  9

   Item 2.  Management's discussion and analysis of the financial condition and results of operations................................................................... 10


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................................ 13

   Item 2.  Changes in Securities and Use of Proceeds........................................................ 13

   Item 3.  Defaults Upon Senior Securities.................................................................. 13

   Item 4.  Submissions of Matters to a Vote of Security Holders............................................. 13

   Item 5.  Other Information................................................................................ 13

   Item 6.  Exhibits and Reports on Form S-K

                 (a) Exhibits Required by Item 601 of Regulation S-K......................................... 13
                 (b) Reports on Form 8-K..................................................................... 13


SIGNATURES................................................................................................... 14

                               MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            April 30,               January 31,
ASSETS                                                                        2000                     2000
----------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                             $6,284,865                $6,331,556
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $232,000 and
         $225,000, respectively                                            14,776,289                13,733,256
     Inventories - Note 3                                                  14,005,603                13,744,142
     Prepaid expenses, deposits and other current assets                      803,627                 1,135,443
     Deferred income taxes                                                    778,574                   778,574
----------------------------------------------------------------------------------------------------------------
               Total current assets                                        36,648,958                35,722,971

Property, plant and equipment, net                                         13,291,953                13,473,299
Costs in excess of net assets of businesses acquired, net                  18,648,250                18,772,176
Other assets                                                                  542,190                   673,537
----------------------------------------------------------------------------------------------------------------
               Total assets                                               $69,131,351               $68,641,983
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities
     Current portion of long-term debt                                     $2,011,271                $2,008,940
     Accounts payable                                                       5,004,803                 4,989,810
     Accrued salaries, wages and expenses                                   6,154,531                 5,108,552
     Payroll and other taxes payable                                           53,463                   182,545
     Dividend payable                                                         504,256                   511,299
     Customers' advances                                                      740,192                   880,432
----------------------------------------------------------------------------------------------------------------
               Total current liabilities                                   14,468,516                13,681,578

Long-term debt                                                              9,429,307                 9,933,014
Other non-current liabilities                                                 436,646                   415,731
Deferred income taxes                                                         398,155                   405,327
----------------------------------------------------------------------------------------------------------------
               Total liabilities                                           24,732,624                24,435,650
----------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Common stock, $.10 par value; 18,000,000 shares
         authorized,  7,193,069 and 7,189,194  shares  issued,
         of which  889,864 and 797,952  shares were reacquired
         and held in treasury at the respective dates                         719,307                   718,919
     Additional paid-in capital                                             8,010,433                 7,973,873
     Retained earnings                                                     47,339,880                46,087,476
     Accumulated other comprehensive loss                                    (531,298)                 (403,993)
     Treasury stock, at cost                                              (11,139,595)              (10,169,942)
----------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                   44,398,727                44,206,333
----------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                  $69,131,351               $68,641,983
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            April 30,

                                                                                2000                      1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $20,250,931              $20,828,028
Cost of goods sold                                                             13,473,375               13,720,777
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                    6,777,556                7,107,251
-------------------------------------------------------------------------------------------------------------------

Operating expenses

   Selling                                                                      1,811,579                1,878,087
   General and administrative                                                   2,117,044                2,132,675
-------------------------------------------------------------------------------------------------------------------
                                                                                3,928,623                4,010,762
-------------------------------------------------------------------------------------------------------------------

Income from operations                                                          2,848,933                3,096,489
Interest expense                                                                  184,831                  212,454
Other income, net                                                                 (96,975)                (135,066)
-------------------------------------------------------------------------------------------------------------------
Income before taxes                                                             2,761,077                3,019,101

Provision for taxes                                                             1,007,793                1,147,259
-------------------------------------------------------------------------------------------------------------------
Net income                                                                     $1,753,284               $1,871,842
===================================================================================================================

Earnings per share, basic (1)                                                  $      .28               $      .28

Earnings per share, diluted(2)                                                 $      .28               $      .28

Cash dividend per share - declared (3)                                         $      .16               $      .32

Cash dividend per share - paid (3)                                             $      .08               $      .32
===================================================================================================================


          (1) Basic earnings per share are based upon the weighted average number of common shares outstanding of 6,331,713 on April 30, 2000 and 6,745,804 on April 30, 1999.

          (2) Diluted earnings per share are based upon the weighted average number of common shares outstanding of 6,344,057 on April 30, 2000 and 6,779,524 on April 30, 1999.

          (3) The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000 and June 9, 2000 to stockholders of record as of February 25, 2000 and May 26, 2000. On February 22, 1999, the Company declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record on April 9, 1999.

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)

                                                                              Accumulated
                                                 Additional                      Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
---------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000              $718,919  $7,973,873  $46,087,476        ($403,993)   ($10,169,942)    $44,206,333

Comprehensive income:
   Net income                                                   1,753,284
   Foreign currency translation                                                   (127,305)

         Total comprehensive income                                                                              1,625,979

Dividends declared, $.08 per
   share                                                         (500,880)                                        (500,880)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (3,875
   shares)                                   388      36,560                                                        36,948

Purchase of 91,912 shares of
    treasury stock                                                                                (969,653)       (969,653)
---------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 2000                $719,307  $8,010,433  $47,339,880        ($531,298)   ($11,139,595)    $44,398,727
---------------------------------------------------------------------------------------------------------------------------


                                                                              Accumulated
                                                  Additional                     Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
---------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999              $713,862 $7,508,748   $42,718,355         ($85,103)    ($4,930,755)    $45,925,107

Comprehensive income:
   Net income                                                   1,871,842
   Foreign currency translation                                                   (150,987)

         Total comprehensive income                                                                              1,720,855

Dividends paid, $.32 per share                                 (2,158,079)                                      (2,158,079)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (44,218
   shares)                                 4,422    426,907                                                        431,329

Stock option transactions                           (27,180)                                        42,180          15,000

Purchase of 134,600 shares of
   treasury stock                                                                               (1,475,887)     (1,475,887)
---------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 1999                $718,284 $7,908,475   $42,432,118        ($236,090)    ($6,364,462)    $44,458,325
===========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                 April 30,
                                                                                        2000                     1999
-------------------------------------------------------------------------------------------------------------------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                            $2,075,410               $3,511,643
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                                           2,000                    8,000
   Acquisitions of property and equipment                                              (161,383)                (252,237)
   Acquisitions of other intangibles                                                         --                   (7,281)
-------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                                           (159,383)                (251,518)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Reduction of debt                                                                   (501,376)                (549,234)
   Exercise of stock options                                                                 --                   15,000
   Payment of dividends                                                                (470,974)              (1,726,750)
   Purchase of treasury shares                                                         (969,653)              (1,475,887)
-------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                                         (1,942,003)              (3,736,871)
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                 (20,715)                 (17,448)
-------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                             (46,691)                (494,194)

Cash and cash equivalents at February 1                                               6,331,556                7,446,369
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                                $6,284,865               $6,952,175
=========================================================================================================================



                                            SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

     Interest                                                                          $206,909                 $219,401
     Income taxes                                                                      $137,010                 $190,396
=========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries Strobic Air Corporation, Flex-Kleen Canada Inc., and Mefiag B.V. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2000 and the results of operations, changes in stockholders' equity and cash flows for the three-month periods ended April 30, 2000 and 1999. The results of operations for the three-month period ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.



NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                      April 30,      January 31,
                                                        2000            2000
                                                    -------------  -------------

Raw materials                                         $6,890,756     $6,755,944
Work in progress                                       2,058,823      2,016,612
Finished goods                                         5,056,024      4,971,586
                                                    -------------  -------------
                                                     $14,005,603    $13,744,142
================================================================================



NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the three-month period ended April 30, 1999 to conform to the presentation of the financial statements for the three-month period ended April 30, 2000.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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

Financial information by business segment is shown below.

                                                                            Three Months Ended April 30,
                                                                            2000                    1999
                                                                      ---------------------------------------
  Net sales
     Product recovery/pollution control equipment                      $13,049,383               $14,266,646
     Fluid handling equipment                                            7,201,548                 6,561,382
                                                                      -------------             -------------
                                                                       $20,250,931               $20,828,028
                                                                      =============             =============

  Income from operations
     Product recovery/pollution control equipment                       $1,489,485                $2,201,013
     Fluid handling equipment                                            1,359,448                   895,476
                                                                      -------------             -------------
                                                                        $2,848,933                $3,096,489
                                                                      =============             =============

  Identifiable assets
     Product recovery/pollution control equipment                      $43,260,868               $44,913,862
     Fluid handling equipment                                           18,951,952                19,553,875
                                                                      -------------             -------------
                                                                        62,212,820                64,467,737
     Corporate                                                           6,918,531                 7,672,833
                                                                      -------------             -------------
                                                                       $69,131,351               $72,140,570
                                                                      =============             =============




NOTE 6 - EMPLOYEE BENEFIT PLAN

Effective April 1, 1999, the Company implemented a 401(k) profit sharing plan. Substantially all employees of the Company in the United States are eligible to participate in the plan following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 15% of their compensation to the plan. The Company will match, in the form of Met-Pro common stock, up to 50% of the employee contribution up to 4% of compensation.

                               MET-PRO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the fiscal years beginning after June 15, 2000. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or comprehensive income. The adoption of this pronouncement will have no significant impact on Met-Pro's consolidated results of operations, financial position or cash flows.


NOTE 8 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2000 and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                                    /s/ Margolis & Company P.C.
                                                    ----------------------------
                                                    Certified Public Accountants




Bala Cynwyd, Pennsylvania
May 18, 2000

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Three Months Ended April 30, 2000 vs Three Months Ended April 30, 1999

Net sales for the three-month period ended April 30, 2000 were $20,250,931 compared to $20,828,028 for the three-month period ended April 30, 1999, a decrease of $577,097 or 2.8%. Sales in the Product Recovery/Pollution Control Equipment segment were $13,049,383 or 8.5% lower than the three-month period April 30, 1999 due to lower demand for our product recovery equipment. Sales in the Fluid Handling Equipment segment were $7,201,548 or 9.8% higher compared to the three-month period ended April 30, 1999 due primarily to increased demand for our specialty pump equipment.

Backlog at April 30, 2000 totaled $11,392,300 or 3.5% higher than the backlog of orders on hand at April 30, 1999. In addition, the Company had $5,735,683 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 2000 was $1,753,284 compared to $1,871,842 for the three-month period ended April 30, 1999, a decrease of $118,558 or 6.3%. The decrease in net income is related to the lower gross profits in the Product Recovery/Pollution Control Equipment segment.

The gross margin for the three-month period ended April 30, 2000 was 33.5% versus 34.1% for the same period in the prior year due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expense decreased $66,508 during the three-month period ended April 30, 2000 compared to the same period last year. Selling expense as a percentage of net sales was 8.9% for the three-month period ended April 30, 2000, a slight decrease compared to the three-month period ended April 30, 1999.

General and administrative expense was $2,117,044 for the three-month period ended April 30, 2000 compared to $2,132,675 for the same period last year, a decrease of $15,631. General and administrative expense as a percentage of net sales was 10.5% for the three-month period ended April 30, 2000 compared to 10.2% for the same period last year.

Interest expense was $184,831 for the three-month period ended April 30, 2000 compared to $212,454 for the same period in the prior year, or a decrease of $27,623.

Other income, net, decreased $38,091 for the three-month period ended April 30, 2000 compared to the three-month period ended April 30, 1999 due to less interest earned on lower cash balances, and currency translation adjustments.

The effective tax rate for the three-month period ended April 30, 2000 was 36.5% compared to 38% for the three-month period ended April 30, 1999.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Liquidity:

The Company's cash and cash equivalents were $6,284,865 on April 30, 2000 compared to $6,331,556 on January 31, 2000, a decrease of $46,691. This decrease is the net result of the payment of the quarterly cash dividend amounting to $470,974 (net of $36,948 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totalling $501,376, purchases of treasury stock amounting to $969,653, and investment in property and equipment amounting to $161,383, offset by positive cash flow provided by operating activities of $2,075,410, and proceeds received from the sale of property and equipment amounting to $2,000. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $14,776,289 on April 30, 2000 compared to $13,733,256 on January 31, 2000, which represents an increase of $1,043,033. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $14,005,603 on April 30, 2000 compared to $13,744,142 on January 31, 2000, an increase of $261,461. Inventory balances fluctuate depending upon market demand, the size and timing of orders, and varying lead times required.

Current liabilities amounted to $14,468,516 on April 30, 2000 compared to $13,681,578 on January 31, 2000, an increase of $786,938. Accrued expenses, offset by the reduction in customer advances and other current liabilities, accounted for the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2000, amounted to $2,075,410 compared with $3,511,643 in the three-month period ended April 30, 1999, a decrease of $1,436,233.

Cash flows used in investing activities during the three-month period ended April 30, 2000 amounted to $159,383 compared with $251,518 for the three-month period ended April 30, 1999. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments.

Financing activities during the three-month period ended April 30, 2000 utilized $1,942,003 of available resources compared to $3,736,871 for the three-month period ended April 30, 1999. The 2000 activity is the result of the payment of the quarterly cash dividend amounting to $470,974 (net of $36,948 of dividends returned to the Company for stock purchases under the Dividend Reinvestment
Plan), reduction of long-term debt totalling $501,376, plus the purchase of treasury stock totalling $969,653.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


During the first quarter ended April 30, 2000, the Company continued to repurchase outstanding shares on the open market under the 350,000 share stock buyback program authorized on May 11, 1999. The Company completed the May 11, 1999 stock buyback program on April 12, 2000 and continued to make stock purchases under an additional 350,000 share stock buyback program authorized on February 21, 2000. For the first quarter ended April 30, 2000, the Company repurchased 91,912 shares of which 64,975 shares were purchased under the plan effective May 11, 1999 and 26,937 shares were purchased under the plan effective April 12, 2000.

Due to strong cash flows generated from operating activities in 1999, the Company announced the change from an annual dividend, which was traditionally paid during the month of April, to an expected quarterly dividend. Payment of future dividends will depend on future earnings and capital requirements of the Company and is at the discretion of the Board of Directors.

The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000 and June 9, 2000 to stockholders of record as of February 25, 2000 and May 26, 2000, respectively.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.


Cautionary Statement Regarding Forward-Looking Statements:

As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements". This would include information concerning possible or assumed future activities, plans, results of operations of the Company and statements preceded by, followed by or that include the words "anticipates", "believes", "designed to", "estimates", "foreseeable future", "goal", "intends", "projects", "projection", "plans", "scheduled", "should", or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

There are a number of important factors which could cause actual results to differ materially from those anticipated. The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors including the cyclical nature of both the business segments and the markets addressed by the Company's products, price erosion, competitive factors, the timing of new product introductions, changes in product mix, the availability and extent of utilization of manufacturing capacity, product obsolescence, the effectiveness of the Company's cost control programs, the availability of suitable acquisition opportunities and the ability to develop and implement new technologies. The Company's operating results could also be impacted by sudden fluctuations in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in one or more of the global markets in which the Company conducts business. As a participant in the product recovery/pollution control and fluid handling industries, the Company operates in a rapidly changing and highly competitive environment. The Company sells both custom and industrial products; accordingly, changes in the conditions or composition of any of the Company's customers may have an impact on the Company. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in volatility in the Company's future performance and stock price.

                               MET-PRO CORPORATION

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submissions of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.  Exhibits and Reports on Form S-K

          (a) Exhibits Required by Item 601 of Regulation S-K

          None

          (b) Reports on Form 8-K

          There were no reports on Form 8-K filed for the three-month period ended April 30, 2000.

                               MET-PRO CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Met-Pro Corporation
                                             -----------------------------------
                                             (Registrant)




May 25, 2000                                 /s/ William L. Kacin
                                             -----------------------------------
                                             William L. Kacin,
                                             Chairman, President and
                                             Chief Executive Officer

May 25, 2000                                 /s/ Gary J. Morgan
                                             -----------------------------------
                                             Gary J. Morgan,
                                             Vice President  of  Finance,
                                             Secretary and Treasurer, Chief
                                             Financial Officer, Chief Accounting
                                             Officer and Director