Form 10-Q
period 2000-07-31
MET PRO CORP
filed 2000-09-06
CIK 65201

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


For the quarter ended: July 31, 2000           Commission file number: 001-07763



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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,085,609 (as of July 31, 2000).

================================================================================

                              MET-PRO CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1.      Financial Statements
         Condensed consolidated balance sheet as of
             July 31, 2000 and January 31, 2000.................................................................  2
         Condensed consolidated statement of operations for the six-month and three-month periods ended July 31, 2000 and 1999...............................................................  3
         Condensed consolidated statement of stockholders' equity for the six-month periods ended July 31, 2000 and 1999.....................................................  4
         Condensed consolidated statement of cash flows for the six-month periods ended July 31, 2000 and 1999...............................................................  5
         Notes to condensed consolidated financial statements...................................................  6
         Report of independent accountants......................................................................  8

   Item 2.      Management's discussion and analysis of the financial condition and results of operations...................................................................  9


PART II - OTHER INFORMATION

   Item 1.      Legal Proceedings............................................................................... 13

   Item 2.      Changes in Securities and Use of Proceeds....................................................... 13

   Item 3.      Defaults Upon Senior Securities................................................................. 13

   Item 4.      Submissions of Matters to a Vote of Security Holders............................................ 13

   Item 5.      Other Information............................................................................... 14

   Item 6.      Exhibits and Reports on Form S-K

                (a) Exhibits Required by Item 601 of Regulation S-K............................................. 14
                (b) Reports on Form 8-K......................................................................... 14


SIGNATURES...................................................................................................... 15

                              MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                July 31,              January 31,
ASSETS                                                                            2000                    2000
----------------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                               $ 6,848,416             $ 6,331,556
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $277,000 and
         $225,000, respectively                                               13,750,537              13,733,256
     Inventories - Note 3                                                     13,594,533              13,744,142
     Prepaid expenses, deposits and other current assets                         768,381               1,135,443
     Deferred income taxes                                                       778,574                 778,574
----------------------------------------------------------------------------------------------------------------------
               Total current assets                                           35,740,441              35,722,971

Property, plant and equipment, net                                            13,172,370              13,473,299
Costs in excess of net assets of businesses acquired, net                     18,524,323              18,772,176
Other assets                                                                     456,544                 673,537
----------------------------------------------------------------------------------------------------------------------
               Total assets                                                  $67,893,678             $68,641,983
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities
     Current portion of long-term debt                                       $ 2,013,652             $ 2,008,940
     Accounts payable                                                          4,221,461               4,989,810
     Accrued salaries, wages and expenses                                      6,026,925               5,108,552
     Payroll and other taxes payable                                              39,440                 182,545
     Dividend payable                                                            486,849                 511,299
     Customers' advances                                                       1,419,710                 880,432
----------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      14,208,037              13,681,578

Long-term debt                                                                 8,924,985               9,933,014
Other non-current liabilities                                                    457,563                 415,731
Deferred income taxes                                                            391,043                 405,327
----------------------------------------------------------------------------------------------------------------------
               Total liabilities                                              23,981,628              24,435,650
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Common stock, $.10 par value; 18,000,000 shares
         authorized,  7,197,973 and 7,189,194 shares issued,
         of which  1,112,364 and 797,952 shares were reacquired
         and held in treasury at the respective dates                            719,797                 718,919
     Additional paid-in capital                                                8,053,103               7,973,873
     Retained earnings                                                        48,795,430              46,087,476
     Accumulated other comprehensive loss                                       (507,783)               (403,993)
     Treasury stock, at cost                                                 (13,148,497)            (10,169,942)
----------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                      43,912,050              44,206,333
----------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                     $67,893,678             $68,641,983
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                 Six Months Ended                        Three Months Ended
                                                                     July 31,                                  July 31,
                                                            2000                 1999                 2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                $40,509,159          $41,366,235          $20,258,228          $20,538,207
Cost of goods sold                                        26,589,021           27,286,699           13,115,646           13,565,922
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                              13,920,138           14,079,536            7,142,582            6,972,285
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses

   Selling                                                 3,689,034            3,749,153            1,877,455            1,871,066
   General and administrative                              4,295,042            4,126,022            2,177,998            1,993,347
------------------------------------------------------------------------------------------------------------------------------------
                                                           7,984,076            7,875,175            4,055,453            3,864,413
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                     5,936,062            6,204,361            3,087,129            3,107,872
Interest expense                                            (360,681)            (429,009)            (175,850)            (216,554)
Other income, net                                            225,884              271,386              128,909              136,319
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                        5,801,265            6,046,738            3,040,188            3,027,637

Provision for taxes                                        2,117,462            2,297,760            1,109,669            1,150,501
------------------------------------------------------------------------------------------------------------------------------------
Net income                                               $ 3,683,803          $ 3,748,978          $ 1,930,519          $ 1,877,136
====================================================================================================================================

Earnings per share, basic (1)                            $       .59          $       .56          $       .31          $       .28

Earnings per share, diluted (2)                          $       .59          $       .56          $       .31          $       .28

Cash dividend per share - declared (3)                   $       .16          $       .40          $       .08          $       .08

Cash dividend per share - paid (3)                       $       .16          $       .32          $       .08          $       .00
====================================================================================================================================

          (1) Basic earnings per share are based upon the weighted average number of shares outstanding of 6,217,327 and 6,669,627 in the six-month periods ended July 31, 2000 and 1999, respectively, and 6,248,061 and 6,693,898 in three-month periods ended July 31, 2000 and 1999, respectively.

          (2) Diluted earnings per share are based on the weighted average number of shares outstanding of 6,230,215 and 6,711,457 in the six-month periods ended July 31, 2000 and 1999, respectively, and 6,259,884 and 6,734,268 in the three-month periods ended July 31, 2000 and 1999, respectively.

          (3) Effective during the second quarter of the fiscal year ended January 31, 2000, the Company altered its historic practice of paying annual dividends to the expected payment of quarterly dividends. The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000, June 9, 2000 and September 11, 2000 to stockholders of record as of February 25, 2000, May 26, 2000 and August 28, 2000, respectively. On February 22, 1999, the Company declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record on April 9, 1999. On June 2, 1999, the Company declared a quarterly $.08 per share cash dividend payable on September 10, 1999 to stockholders of record on August 20, 1999.

See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)


                                                                              Accumulated
                                                 Additional                      Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
----------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000             $718,919  $7,973,873   $46,087,476        ($403,993)   ($10,169,942)    $44,206,333

Comprehensive income:
   Net income                                                   3,683,803
   Foreign currency translation                                                   (103,790)

       Total comprehensive income                                                                                3,580,013

Dividends paid, $.08 per share                                   (489,000)                                        (489,000)
Dividends declared, $.08 per share                               (486,849)                                        (486,849)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (8,779
   shares)                                  878      79,230                                                         80,108

Purchase of 314,412 shares of
    treasury stock                                                                              (2,978,555)     (2,978,555)
----------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 2000                $719,797  $8,053,103  $48,795,430          ($507,783)  ($13,148,497)    $43,912,050
----------------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated
                                                 Additional                      Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
----------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999             $713,862  $7,508,748   $42,718,355        ($85,103)     ($4,930,755)    $45,925,107

Comprehensive income:
   Net income                                                   3,748,978
   Foreign currency translation                                                  (125,427)

       Total comprehensive income                                                                                3,623,551

Dividends paid, $.32 per share                                 (2,158,079)                                      (2,158,079)
Dividend declared, $.08 per share                                (527,681)                                        (527,681)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (44,218
   shares)                                4,422     426,907                                                        431,329

Stock option transactions                           (27,180)                                        42,180          15,000

Purchase of 293,400 shares of
   treasury stock                                                                               (3,546,273)     (3,546,273)
----------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 1999                $718,284  $7,908,475   $43,781,573       ($210,530)     ($8,434,848)    $43,762,954
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                                             Six Months Ended
                                                                                                                  July 31,

                                                                                                            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                                                 $5,841,475     $6,431,201
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                                                                2,000          8,000
   Acquisitions of property and equipment                                                                   (408,949)      (526,868)
   Acquisitions of other intangibles                                                                              --         (7,281)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                                                                (406,949)      (526,149)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Reduction of debt                                                                                      (1,003,317)    (1,123,987)
   Exercise of stock options                                                                                      --         15,000
   Payment of dividends                                                                                     (920,191)    (1,726,750)
   Purchase of treasury shares                                                                            (2,978,555)    (3,546,273)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                                                              (4,902,063)    (6,382,010)
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                                      (15,603)       (13,580)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                         516,860       (490,538)

Cash and cash equivalents at February 1                                                                    6,331,556      7,446,369
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                                                      $6,848,416     $6,955,831
====================================================================================================================================


                                            SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

     Interest                                                                                             $  230,042     $  429,045
     Income taxes                                                                                         $1,586,183     $1,816,716
====================================================================================================================================

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



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2000 and the results of operations for the six-month and three-month periods ended July 31, 2000 and 1999, and changes in stockholders' equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.



NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                     July 31,       January 31,
                                                       2000            2000
                                                   --------------  -------------

Raw materials                                        $ 6,682,404    $ 6,755,944
Work in progress                                       1,994,661      2,016,612
Finished goods                                         4,917,468      4,971,586
                                                   --------------  -------------
                                                     $13,594,533    $13,744,142
                                                   ==============  =============


NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the six-month and three-month periods ended July 31, 1999 to conform to the presentation of the financial statements for the six-month and three-month periods ended July 31, 2000.

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

Financial information by business segment is shown below.

                                                                     Six Months Ended July 31,
                                                                   2000                     1999
                                                               --------------------------------------
  Net sales
     Product recovery/pollution control equipment               $25,940,266              $28,077,235
     Fluid handling equipment                                    14,568,893               13,289,000
                                                                ------------             ------------
                                                                $40,509,159              $41,366,235
                                                                ============             ============

Income from operations
     Product recovery/pollution control equipment               $ 3,257,483              $ 4,289,567
     Fluid handling equipment                                     2,678,579                1,914,794
                                                                ------------             ------------
                                                                $ 5,936,062              $ 6,204,361
                                                                ============             ============


                                                                              July 31,
                                                                   2000                     1999
                                                               --------------------------------------

Identifiable assets
     Product recovery/pollution control equipment               $41,413,269              $42,240,578
     Fluid handling equipment                                    18,422,881               19,213,025
                                                               -------------             ------------
                                                                 59,836,150               61,453,603
     Corporate                                                    8,057,528                7,957,896
                                                               -------------             ------------
                                                                $67,893,678              $69,411,499
                                                                ============             ============




NOTE 6 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2000 and the related condensed consolidated statements of operations, for the six-month and three-month periods ended July 31, 2000 and 1999 and stockholders' equity and cash flows for the six-month periods ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Bala Cynwyd, Pennsylvania
August 16, 2000

                               MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations:

Six Months Ended July 31, 2000 vs Six Months Ended July 31, 1999

Net sales for the six-month period ended July 31, 2000 were $40,509,159 compared to $41,366,235 for the six-month period ended July 31, 1999, a decrease of $857,076 or 2.1%. Sales in the Product Recovery/Pollution Control Equipment segment were $25,940,266 or 7.6% lower than the six-month period July 31, 1999 due to lower demand for our product recovery equipment. Sales in the Fluid Handling Equipment segment were $14,568,893 or 9.6% higher compared to the six-month period ended July 31, 1999 due primarily to increased demand for our specialty pump equipment.

Backlog at July 31, 2000 totaled $14,268,534 or 64.4% higher than the backlog of orders on hand at July 31, 1999. In addition, the Company had $3,323,362 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the six-month period ended July 31, 2000 was $3,683,803 compared to $3,748,978 for the six-month period ended July 31, 1999, a decrease of $65,175 or 1.7%. The decrease in net income is related to the lower gross margins in the Product Recovery/Pollution Control Equipment segment plus the aforementioned lower sales during this period.

The gross margin for the  six-month  period ended July 31, 2000 was 34.4% versus
34.0 % for the same period in the prior year due to higher gross margins experienced in the Fluid Handling Equipment segment.

Selling expense decreased $60,119 during the six-month period ended July 31, 2000 compared to the same period last year. Selling expense as a percentage of net sales was 9.1% for the six-month period ended July 31, 2000, which was equal to the same period last year.

General and administrative expense was $4,295,042 for the six-month period ended July 31, 2000 compared to $4,126,022 for the same period last year, an increase of $169,020. General and administrative expense as a percentage of net sales was 10.6% for the six-month period ended July 31, 2000 compared to 10.0% for the same period last year.

Interest expense was $360,681 for the six-month period ended July 31, 2000 compared to $429,009 for the same period in the prior year, or a decrease of $68,328.

Other income, net, decreased $45,502 for the six-month period ended July 31, 2000 compared to the six-month period ended July 31, 1999.

The effective tax rate for the six-month period ended July 31, 2000 was 36.5% compared to 38% for the six-month period ended July 31, 1999.

Three Months Ended July 31, 2000 vs Three Months Ended July 31, 1999

Net sales for the three-month period ended July 31, 2000 were 20,258,228 compared to 20,538,207 for the three-month period ended July 31, 1999, a decrease of $279,979 or 1.4%. The sales decrease can be attributed to lower sales in the Product Recovery/Pollution Control Equipment segment.

Net income for the three-month period ended July 31, 2000 was $1,930,519 compared to $1,877,136 for the three-month period ended July 31, 1999, an increase of $53,383 or 2.8%. The increase in net income is related to the higher sales volume in the Fluid Handling Equipment segment for the three-month period ended July 31, 2000 plus higher gross margins for this segment during the period.

The gross margin for the three-month period ended July 31, 2000 was 35.3% compared to 33.9% for the same period last year. The increase is due to higher gross margins experienced in the Fluid Handling Equipment segment.

                              MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Selling expenses increased $6,389 during the three-month period ended July 31, 2000 compared to the same period last year. As a percentage of net sales, selling expense increased to 9.3% for the three-month period ended July 31, 2000 from 9.1% for the three-month period ended July 31, 1999.

General and administrative expense was $2,177,998 during the three-month period ended July 31, 2000 compared to $1,993,347 during the three-month period ended July 31, 1999, an increase of $184,651. General and administrative expense for the three-month period ended July 31, 2000 was 10.8% of net sales, compared to 9.7% of net sales for the same period last year.

Interest expense was $175,850 for the three-month period ended July 31, 2000 compared to $216,554 for the same period in the prior year, or a decrease of $40,704.

Other income, net, decreased $7,410 for the three-month period ended July 31, 2000 compared to the three-month period ended July 31, 1999.

The effective tax rate for the three-month period ended July 31, 2000 was 36.5% compared to 38% for the three-month period ended July 31, 1999.


Liquidity:

The Company's cash and cash equivalents were $6,848,416 on July 31, 2000 compared to $6,331,556 on January 31, 2000, an increase of $516,860. This increase is the net result of the following occurring during the six-month period: the payment of quarterly cash dividends amounting to $920,191 (net of $80,108 of dividends utilized by stockholders for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totalling $1,003,317, purchases of treasury stock amounting to $2,978,555, and investment in property and equipment amounting to $408,949, offset by positive cash flow provided by operating activities of $5,841,475, and proceeds received from the sale of property and equipment amounting to $2,000. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,750,537 on July 31, 2000 compared to $13,733,256 on January 31, 2000, which represents an increase of $17,281. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,594,533 on July 31, 2000 compared to $13,744,142 on January 31, 2000, a decrease of $149,609. Inventory balances fluctuate depending upon market demand, the size and timing of orders, and varying lead times required.

Current liabilities amounted to $14,208,037 on July 31, 2000 compared to $13,681,578 on January 31, 2000, an increase of $526,459. Accrued expenses and customer advances, offset by a reduction in accounts payable, accounted for the increase.

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

                              MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2000, amounted to $5,841,475, compared with $6,431,201 during the six-month period ended July 31, 1999, a decrease of $589,726. This decrease in cash flows from operating activities was due principally to the increase in the accounts receivable balance combined with a decrease in accounts payable for the period ended July 31, 2000.

Cash flows used in investing activities during the six-month period ended July 31, 2000 amounted to $406,949, compared with $526,149 for the six-month period ended July 31, 1999. The Company's investing activities principally consist of the acquisitions of property, plant and equipment in the two operating segments.

Financing activities during the six-month period ended July 31, 2000 utilized $4,902,063 of available resources compared to $6,382,010 for the six-month period ended July 31, 1999. The 2000 activity is the result of the payment of quarterly cash dividends amounting to $920,191 (net of $80,108 of dividends utilized by shareholders for stock purchases under the Dividend Reinvestment
Plan), reduction of long-term debt totalling $1,003,317, plus the purchase of treasury stock totalling $2,978,555.

On May 11, 1999, the Company announced the initiation of a 350,000 share stock repurchase program ("1999 Stock Repurchase Program"). The Company completed this stock repurchase program during the six-month period ended July 31, 2000. On February 21, 2000 the Company announced a new stock repurchase program (the "2000 Stock Repurchase Program") for an additional 350,000 shares or approximately 6% of the Company's outstanding stock, to commence after all shares have been repurchased under the 1999 Stock Repurchase Program. The new program was initiated because in management's view the current stock price does not reflect the true stock value. Purchases may be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue the program at any time. For the six-month period ended July 31, 2000, the Company had repurchased a total of 314,412 shares consisting of 249,437 shares under the 2000 Stock Repurchase Program and 64,975 shares under the 1999 Stock Repurchase Program, at a cost of $2,978,555, or 5% of the outstanding shares, which was charged to stockholders' equity.

Due to strong cash flows generated from operating activities in 1999, the Company announced the change from an annual dividend, which was traditionally paid during the month of April, to an expected quarterly dividend. Payment of future dividends will depend on future earnings and capital requirements of the Company and is at the discretion of the Board of Directors.

The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000, June 9, 2000, and September 11, 2000 to stockholders of record as of February 25, 2000, May 26, 2000, and August 28, 2000, respectively.

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

                              MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...


Cautionary Statement Regarding Forward-Looking Statements:

As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements". This would include information concerning possible or assumed future activities, plans, results of operations of the Company and statements preceded by, followed by or that include the words "anticipates", "believes", "designed to", "estimates", "expects", "foreseeable future", "goal", "intends", "projects", "projection", "plans", "scheduled", "should", or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submissions of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on June 7, 2000. At that meeting, three proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect two Directors (with Alan Lawley and Gary J. Morgan being the nominees) to serve until the 2003 Annual Meeting of Stockholders and one Director (with Michael J. Morris being the nominee) to serve until the 2002 Annual Meeting of Stockholders. Proposal 2 was to approve the adoption of the Met-Pro Corporation Year 2000 Employee Stock Purchase Plan. Proposal 3 was to ratify the selection of Margolis & Company P.C. as independent certified public accountants for the Company's fiscal year ending January 31, 2001.

At the close of business on the record date for the meeting (which was April 13,
2000), there were 6,324,005 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 6,046,404 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:

                                                                                   Number of Votes

Proposals                                                     For            Against           Abstain
-------------------------------------------------------------------------------------------------------
Proposal 1 - Election of Directors:
               Alan Lawley                                 5,857,985          188,419             --
               Gary J. Morgan                              5,856,475          189,929             --
               Michael J. Morris                           5,857,985          188,419             --
-------------------------------------------------------------------------------------------------------
Proposal 2 - Adoption of Met-Pro Corporation Year 2000
               Employee Stock Purchase Plan                5,649,062          312,801           84,541
-------------------------------------------------------------------------------------------------------
Proposal 3 - Selection of Margolis
               & Company P.C.                              5,896,789          135,919           13,696
-------------------------------------------------------------------------------------------------------

Consequently, all proposals were passed by the stockholders.

                              MET-PRO CORPORATION



Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form S-K

          (a)  Exhibits Required by Item 601 of Regulation S-K

          None

          (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the six-month period ended July 31, 2000.

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

                                             Met-Pro Corporation
                                             -----------------------------------
                                             (Registrant)




September 6, 2000                            /s/ William L. Kacin
                                             -----------------------------------
                                             William L. Kacin,
                                             Chairman, President and
                                             Chief Executive Officer

September 6, 2000                            /s/ Gary J. Morgan
                                             -----------------------------------
                                             Gary J. Morgan,
                                             Vice President  of  Finance,
                                             Secretary and Treasurer, Chief
                                             Financial Officer, Chief Accounting
                                             Officer and Director