Form 10-Q
period 2000-10-31
MET PRO CORP
filed 2000-11-28
CIK 65201

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


For the quarter ended: October 31, 2000        Commission file number: 001-07763



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

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,085,985 (as of October 31, 2000).

================================================================================

                              MET-PRO CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1.       Financial Statements
         Condensed consolidated balance sheet as of
                 October 31, 2000 and January 31, 2000.......................................................  2
         Condensed consolidated statement of operations for the nine-month and three-month periods ended October 31, 2000 and 1999.....................................................  3
         Condensed consolidated statement of stockholders' equity for the nine-month periods ended October 31, 2000 and 1999..........................................  4
         Condensed consolidated statement of cash flows for the nine-month periods ended October 31, 2000 and 1999.....................................................  5
         Notes to condensed consolidated financial statements................................................  6
         Report of independent accountants...................................................................  8

  Item 2.       Management's discussion and analysis of the financial condition and results of operations....................................................................  9


PART II - OTHER INFORMATION

  Item 1.       Legal Proceedings............................................................................ 13

  Item 2.       Changes in Securities and Use of Proceeds.................................................... 13

  Item 3.       Defaults Upon Senior Securities.............................................................. 13

  Item 4.       Submissions of Matters to a Vote of Security Holders......................................... 13

  Item 5.       Other Information............................................................................ 13

  Item 6.       Exhibits and Reports on Form 8-K

                (a) Exhibits Required by Item 601 of Regulation S-K.......................................... 13
                (b) Reports on Form 8-K...................................................................... 13


SIGNATURES................................................................................................... 14

                              MET-PRO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                             October 31,              January 31,
ASSETS                                                                          2000                      2000
----------------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                $ 7,900,581              $ 6,331,556
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $258,000 and
         $225,000, respectively                                                13,275,831               13,733,256
      Inventories - Note 3                                                     13,782,676               13,744,142
      Prepaid expenses, deposits and other current assets                         947,511                1,135,443
      Deferred income taxes                                                       778,574                  778,574
----------------------------------------------------------------------------------------------------------------------
                Total current assets                                           36,685,173               35,722,971

Property, plant and equipment, net                                             13,125,572               13,473,299
Costs in excess of net assets of businesses acquired, net                      18,400,398               18,772,176
Other assets                                                                      490,092                  673,537
----------------------------------------------------------------------------------------------------------------------
                Total assets                                                  $68,701,235              $68,641,983
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities
      Current portion of long-term debt                                       $ 2,016,085              $ 2,008,940
      Accounts payable                                                          4,638,066                4,989,810
      Accrued salaries, wages and expenses                                      6,575,834                5,108,552
      Payroll and other taxes payable                                              24,097                  182,545
      Dividend payable                                                            486,879                  511,299
      Customers' advances                                                         403,651                  880,432
----------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                      14,144,612               13,681,578

Long-term debt                                                                  8,420,035                9,933,014
Other non-current liabilities                                                     478,479                  415,731
Deferred income taxes                                                             383,855                  405,327
----------------------------------------------------------------------------------------------------------------------
                Total liabilities                                              23,426,981               24,435,650
----------------------------------------------------------------------------------------------------------------------


Stockholders' equity

     Common stock, $.10 par value; 18,000,000 shares
         authorized,  7,202,349 and 7,189,194  shares issued,
         of which  1,116,364 and 797,952 shares were reacquired
         and held in treasury at the respective dates                             720,235                  718,919
      Additional paid-in capital                                                8,096,198                7,973,873
      Retained earnings                                                        50,325,530               46,087,476
      Accumulated other comprehensive loss                                       (679,640)                (403,993)
      Treasury stock, at cost                                                 (13,188,069)             (10,169,942)
----------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                     45,274,254               44,206,333
----------------------------------------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity                    $68,701,235              $68,641,983
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                    Nine Months Ended                                Three Months Ended
                                                        October 31,                                       October 31,

                                              2000                    1999                       2000               1999
------------------------------------------------------------------------------------------------------------------------------
Net sales                                $61,767,172             $59,212,504                $21,258,013         $17,846,269
Cost of goods sold                        40,654,436              38,810,490                 14,065,415          11,523,791
------------------------------------------------------------------------------------------------------------------------------
Gross profit                              21,112,736              20,402,014                  7,192,598           6,322,478
------------------------------------------------------------------------------------------------------------------------------

Operating expenses

   Selling                                 5,469,811               5,558,747                  1,780,777           1,809,594
   General and administrative              6,449,342               6,083,595                  2,154,300           1,957,573
------------------------------------------------------------------------------------------------------------------------------
                                          11,919,153              11,642,342                  3,935,077           3,767,167
------------------------------------------------------------------------------------------------------------------------------

Income from operations                     9,193,583               8,759,672                  3,257,521           2,555,311
Interest expense                            (534,376)               (634,577)                  (173,695)           (205,568)
Other income, net                            369,224                 386,456                    143,340             115,070
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                        9,028,431               8,511,551                  3,227,166           2,464,813

Provision for taxes                        3,327,649               3,060,910                  1,210,187             763,150
------------------------------------------------------------------------------------------------------------------------------
Net income                               $ 5,700,782             $ 5,450,641                $ 2,016,979         $ 1,701,663
==============================================================================================================================

Earnings per share, basic (1)            $       .92             $       .83                $       .33         $       .26

Earnings per share, diluted(2)           $       .92             $       .82                $       .33         $       .26

Cash dividend per share - declared (3)   $       .24             $       .48                $       .08         $       .08

Cash dividend per share - paid (3)       $       .24             $       .40                $       .08         $       .08
------------------------------------------------------------------------------------------------------------------------------


          (1) Basic earnings per share are based upon the weighted average number of shares outstanding of 6,173,505 and 6,592,232 in the nine-month periods ended October 31, 2000 and 1999, respectively, and 6,185,487 and 6,619,678 in the three-month periods ended October 31, 2000 and 1999, respectively.

          (2) Diluted earnings per share are based on the weighted average number of shares outstanding of 6,189,773 and 6,631,383 in the nine-month periods ended October 31, 2000 and 1999, respectively, and 6,200,884 and 6,660,094 in the three-month periods ended October 31, 2000 and 1999, respectively.

          (3) Effective during the second quarter of the fiscal year ended January 31, 2000, the Company altered its historic practice of paying annual dividends to the expected payment of quarterly dividends. The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000, June 9, 2000, September 11, 2000 and December 8, 2000 to stockholders of record as of February 25, 2000, May 26, 2000, August 28, 2000 and November 24, 2000, respectively. On February 22, 1999, the Company declared a $.32 per share annual cash dividend payable on April 23, 1999 to stockholders of record on April 9, 1999. The Company declared quarterly dividends of $.08 per share payable on September 10, 1999 and December 10, 1999 to shareholders of record as of August 20, 1999 and November 26, 1999, respectively.

See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)

                                                                              Accumulated
                                                  Additional                     Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000             $718,919  $7,973,873   $46,087,476      ($403,993)       ($10,169,942)   $44,206,333

Comprehensive income:
   Net income                                                   5,700,782
   Foreign currency translation                                                 (275,647)

       Total comprehensive income                                                                                 5,425,135

Dividends paid, $.16 per share                                   (975,849)                                         (975,849)
Dividends declared, $.08 per share                               (486,879)                                         (486,879)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (13,155              1,316     122,325                                                         123,641
   shares)

Purchase of 318,412 shares of
    treasury stock                                                                                (3,018,127)    (3,018,127)
------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2000             $720,235  $8,096,198   $50,325,530      ($679,640)       ($13,188,069)   $45,274,254
==============================================================================================================================


                                                                              Accumulated
                                                  Additional                     Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999             $713,862  $7,508,748   $42,718,355       ($85,103)        ($4,930,755)   $45,925,107

Comprehensive income:
   Net income                                                   5,450,641
   Foreign currency translation                                                 (150,837)

       Total comprehensive income                                                                                 5,299,804

Dividends paid, $.40 per share                                 (2,680,881)                                       (2,680,881)
Dividend declared, $.08 per share                                (511,340)                                         (511,340)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (46,882
   shares)                                4,688     456,465                                                         461,153

Stock option transactions                           (27,180)                                          42,180         15,000

Purchase of 453,025 shares of
   treasury stock                                                                                 (5,239,409)    (5,239,409)
------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1999             $718,550  $7,938,033   $44,976,775      ($235,940)      ($10,127,984)   $43,269,434
==============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                              MET-PRO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                            October 31,
                                                                                      2000              1999
-----------------------------------------------------------------------------------------------------------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Net cash provided by operating activities                                        $8,281,541           $7,715,350
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                                       2,000               12,048
   Acquisitions of property and equipment                                          (784,322)            (888,414)
   Acquisitions of other intangibles                                                     --               (7,281)
-----------------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                                       (782,322)            (883,647)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Reduction of debt                                                             (1,505,834)          (1,624,270)
   Exercise of stock options                                                             --               15,000
   Payment of dividends                                                          (1,363,507)          (2,219,728)
   Purchase of treasury shares                                                   (3,018,127)          (5,239,408)
-----------------------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                                     (5,887,468)          (9,068,406)
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                             (42,726)             (19,625)
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              1,569,025           (2,256,328)

Cash and cash equivalents at February 1                                           6,331,556            7,446,369
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                          $7,900,581           $5,190,041
=================================================================================================================


                                            SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:

     Interest                                                                    $  620,652          $  631,011
     Income taxes                                                                $2,595,536          $2,739,675
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


NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2000 and the results of operations for the nine-month and three-month periods ended October 31, 2000 and 1999, and changes in stockholders' equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.


NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                    October 31,      January 31,
                                                       2000             2000
                                                   --------------  -------------

Raw materials                                         $6,775,563     $6,755,944
Work in progress                                       2,021,919      2,016,612
Finished goods                                         4,985,194      4,971,586
                                                   --------------  -------------
                                                     $13,782,676    $13,744,142
                                                   ==============  =============




NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the nine-month and three-month periods ended October 31, 1999 to conform to the presentation of the financial statements for the nine-month and three-month periods ended October 31, 2000.

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

Financial information by business segment is shown below.

                                                                          Nine Months Ended October 31,
                                                                          2000                     1999
                                                             -----------------------------------------------
  Net sales
     Product Recovery/Pollution Control Equipment                     $39,616,215               $39,346,224
     Fluid Handling Equipment                                          22,150,957                19,866,280
                                                                      ------------              ------------
                                                                      $61,767,172               $59,212,504
                                                                      ============              ============


  Income from operations
     Product Recovery/Pollution Control Equipment                     $ 5,325,510               $ 5,931,528
     Fluid Handling Equipment                                           3,868,073                 2,828,144
                                                                      ------------              ------------
                                                                      $ 9,193,583               $ 8,759,672
                                                                      ============              ============


                                                                                    October 31,
                                                                          2000                     1999
                                                             -----------------------------------------------

  Identifiable assets
     Product Recovery/Pollution Control Equipment                     $41,216,727               $42,049,189
     Fluid Handling Equipment                                          18,103,217                18,969,915
                                                                     -------------              ------------
                                                                       59,319,944                61,019,104
     Corporate                                                          9,381,291                 6,469,469
                                                                     -------------              ------------
                                                                      $68,701,235               $67,488,573
                                                                     =============              ============



NOTE 6 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2000 and the related condensed consolidated statements of operations for the nine-month and three-month periods ended October 31, 2000 and 1999 and stockholders' equity and cash flows for the nine-month periods ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Bala Cynwyd, Pennsylvania
November 17, 2000

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations:

Nine Months Ended October 31, 2000 vs Nine Months Ended October 31, 1999

Net sales for the nine-month period ended October 31, 2000 were $61,767,172 compared to $59,212,504 for the nine-month period ended October 31, 1999, an increase of $2,554,668 or 4.3%. Sales in the Product Recovery/Pollution Control Equipment segment were $39,616,215 or slightly higher than the nine-month period October 31, 1999. Sales in the Fluid Handling Equipment segment were $22,150,957 or 11.5% higher compared to the nine-month period ended October 31, 1999.

Backlog at October 31, 2000 totaled $11,358,413 or 11.8% lower than the backlog of orders on hand at October 31, 1999. In addition, the Company had $4,245,571 of orders that are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the nine-month period ended October 31, 2000 was $5,700,782 compared to $5,450,641 for the nine-month period ended October 31, 1999, an increase of $250,141 or 4.6%.

The gross margin for the nine-month period ended October 31, 2000 was 34.2% versus 34.5% for the same period in the prior year. This decrease is due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expense decreased $88,936 during the nine-month period ended October 31, 2000 compared to the same period last year. Selling expense as a percentage of net sales was 8.9% for the nine-month period ended October 31, 2000, compared to 9.4% for the same period last year.

General and administrative expense was $6,449,342 for the nine-month period ended October 31, 2000 compared to $6,083,595 for the same period last year, an increase of $365,747. General and administrative expense as a percentage of net sales was 10.4% for the nine-month period ended October 31, 2000 compared to 10.3% for the same period last year.

Interest expense was $534,376 for the nine-month period ended October 31, 2000 compared to $634,577 for the same period in the prior year, or a decrease of $100,201.

Other income, net, decreased $17,232 for the nine-month period ended October 31, 2000 compared to the nine-month period ended October 31, 1999.

The effective tax rate for the nine-month period ended October 31, 2000 was 36.9% compared to 36.0% for the nine-month period ended October 31, 1999.

Three Months Ended October 31, 2000 vs Three Months Ended October 31, 1999

Net sales for the three-month period ended October 31, 2000 were $21,258,013 compared to $17,846,269 for the three-month period ended October 31, 1999, an increase of $3,411,744 or 19.1%. The sales increase can be attributed to higher sales in both Product Recovery/Pollution Control Equipment and Fluid Handling Equipment segments.

Net income for the three-month period ended October 31, 2000 was $2,016,979 compared to $1,701,663 for the three-month period ended October 31, 1999, an increase of $315,316 or 18.5%. The increase in net income is related to the higher sales volume in both Product Recovery/Pollution Control Equipment and Fluid Handling Equipment segments.

The gross margin for the three-month period ended October 31, 2000 was 33.8% compared to 35.4% for the same period last year. The decrease is due to lower gross margins in the Product Recovery/Pollution Control Equipment segment.

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

Selling expense decreased $28,817 during the three-month period ended October 31, 2000 compared to the same period last year. As a percentage of net sales, selling expense decreased to 8.4% for the three-month period ended October 31, 2000 from 10.1% for the three-month period ended October 31, 1999.

General and administrative expense was $2,154,300 during the three-month period ended October 31, 2000 compared to $1,957,573 during the three-month period ended October 31, 1999, an increase of $196,727. General and administrative expense for the three-month period ended October 31, 2000 was 10.1% of net sales, compared to 11.0% of net sales for the same period last year.

Interest expense was $173,695 for the three-month period ended October 31, 2000 compared to $205,568 for the same period in the prior year, or a decrease of $31,873.

Other income, net, increased $28,270 for the three-month period ended October 31, 2000 compared to the three-month period ended October 31, 1999.

The effective tax rate for the three-month period ended October 31, 2000 was 37.5% compared to 31.0% for the three-month period ended October 31, 1999.

Liquidity:

The Company's cash and cash equivalents were $7,900,581 on October 31, 2000 compared to $6,331,556 on January 31, 2000, an increase of $1,569,025. This increase is the net result of the following which occurred during this nine-month period: Positive cash flow provided by operating activities of $8,281,541, and by proceeds received from the sale of property and equipment of $2,000, offset by negative cash flow used in the payment of quarterly cash dividends amounting to $1,363,507 (net of $123,641 of dividends utilized by stockholders for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totaling $1,505,834, purchases of treasury stock amounting to $3,018,127, and investment in property and equipment amounting to $784,322. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,275,831 on October 31, 2000 compared to $13,733,256 on January 31, 2000, which represents a decrease of $457,425. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,782,676 on October 31, 2000 compared to $13,744,142 on January 31, 2000, an increase of $38,534. Inventory balances fluctuate depending upon market demand, the size and timing of orders, and varying lead times required.

Current liabilities amounted to $14,144,612 on October 31, 2000 compared to $13,681,578 on January 31, 2000, an increase of $463,034. Current portion of long-term debt and accrued expenses, offset by a reduction in accounts payable, other taxes payable, dividend payable, and customers' advances accounted for the increase.

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

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2000 amounted to $8,281,541, compared with $7,715,350 during the nine-month period ended October 31, 1999, an increase of $566,191. This increase in cash flows from operating activities was due principally to the decrease in accounts receivable balances combined with an increase in net income and accrued expenses offset by a decline in accounts payable and customers' advances.

Cash flows used in investing activities during the nine-month period ended October 31, 2000 amounted to $782,322 compared with $883,647 for the nine-month period ended October 31, 1999. The Company's investing activities principally consist of the acquisitions of property, plant and equipment in the two operating segments.

Financing activities during the nine-month period ended October 31, 2000 utilized $5,887,468 of available resources compared to $9,068,406 for the nine-month period ended October 31, 1999. The 2000 activity is the result of the payment of quarterly cash dividends amounting to $1,363,507 (net of $123,641 of dividends utilized for stock purchases under the Dividend Reinvestment Plan), reduction of long-term debt totaling $1,505,834, plus the purchase of treasury stock totaling $3,018,127.

On May 11, 1999, the Company announced the initiation of a 350,000 share stock repurchase program ("1999 Stock Repurchase Program"). The Company completed this stock repurchase program during the nine-month period ended October 31, 2000. On February 21, 2000 the Company announced a new stock repurchase program (the "2000 Stock Repurchase Program") for an additional 350,000 shares or approximately 6% of the Company's outstanding stock, to commence after all shares have been repurchased under the 1999 Stock Repurchase Program. The new program was initiated because in management's view the current stock price does not reflect the true stock value. Purchases may be made from time to time in open market transactions at the prevailing prices and in accordance with applicable rules. The Company may discontinue the program at any time. For the nine-month period ended October 31, 2000, the Company had repurchased a total of 318,412 shares consisting of 253,437 shares under the 2000 Stock Repurchase Program and 64,975 shares under the 1999 Stock Repurchase Program, at a cost of $3,018,127, or 5% of the outstanding shares, which was charged to stockholders' equity.

Due to strong cash flows generated from operating activities in 1999, the Company announced the change from an annual dividend, which was traditionally paid during the month of April, to an expected quarterly dividend. Payment of future dividends will depend on future earnings and capital requirements of the Company and is at the discretion of the Board of Directors.

The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000, June 9, 2000, September 11, 2000 and December 8, 2000 to stockholders of record as of February 25, 2000, May 26, 2000, August 28, 2000 and November 24, 2000, respectively.

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

None

Item 5.   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Required by Item 601 of Regulation S-K

         None

         (b)  Reports on Form 8-K

         There were no Reports on Form 8-K filed during the nine-month period ended October 31, 2000.

                              MET-PRO CORPORATIONT



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

                                             Met-Pro Corporation
                                             -----------------------------------
                                             (Registrant)




November 28, 2000                            /s/ William L. Kacin
                                             -----------------------------------
                                             William L. Kacin,
                                             Chairman, President and
                                             Chief Executive Officer

November 28, 2000                            /s/ Gary J. Morgan
                                             -----------------------------------
                                             Gary J. Morgan,
                                             Vice President  of  Finance,
                                             Secretary and Treasurer, Chief
                                             Financial Officer, Chief Accounting
                                             Officer and Director