Form 10-K
period 2001-01-31
MET PRO CORP
filed 2001-05-04
CIK 65201

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


For fiscal year ended: January 31, 2001         Commission file number 001-07763

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                            ----

     The number of shares outstanding of the Registrant's Common Stock was 6,099,364 as of April 30, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $77,156,955 as of April 30, 2001.




                      DOCUMENTS INCORPORATED BY REFERENCE
                                                                      Form 10-K
                                                                     Part Number
                                                                     -----------
   Portions of Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant's Annual Meeting
of Stockholders to be held on June 20, 2001......................        III

================================================================================

                                                              INDEX
PART I
         Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
         Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        7

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . .        8
         Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . .       10
         Item 7A. Quantitative and Qualitative Disclosure About Market Risks. . . . . . . . . . . . . . . . . . . . . . .       13
         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . .       32

PART III
         Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . .       32
         Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
         Item 12. Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . . . . . . . .       32
         Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .       33

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents Met-Pro files from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------


                                     PART I


Item 1. Business:

General:

     Met-Pro Corporation ("Met-Pro" or the "Company"), incorporated in the State of Delaware on March 30, 1966, manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company, which operates through ten divisions and three wholly-owned subsidiaries, markets and sells its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company's products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company's Common Stock began trading on the New York Stock Exchange. The Company's principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. Except where otherwise indicated by the context used herein, references to the
"Company" means Met-Pro Corporation, its divisions and its wholly-owned subsidiaries.


Products, Services and Markets:

     The Company operates in two segments, the Product Recovery/Pollution Control Equipment Segment and the Fluid Handling Equipment Segment. To better reflect the significant contribution that the Flex-Kleen Division has made to our sales, we have changed the name of the former "Pollution Control and Allied Equipment" segment of our business to "Product Recovery/Pollution Control Equipment". For financial information concerning the Company's industry segments, reference is made to "Consolidated Business Segment Data" contained within the Company's Consolidated Financial Statements that form a part of this Report on Form 10-K. A narrative description of the Company's operations within these two segments is as follows:

     Product Recovery/Pollution Control Equipment Segment

     This segment is composed of the following six divisions and subsidiaries of the Company: Flex-Kleen Division; Stiles-Kem Division; Sethco Division; Strobic Air Corporation; Duall Division; and Systems Division.

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

     Stiles-Kem Division, located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds which have been used in the public drinking water industry for more than 46 years. Stiles-Kem products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet existing state and federal guidelines. The products are sold both directly through regional sales representatives and through a network of distributors located in the United States and Canada.

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

     Systems Division, located in West Chester, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division's air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents, low temperature oxidation catalysts and a catalyst specially designed for regenerative catalytic oxidizer applications.

     Fluid Handling Equipment Segment

     This segment is composed of the following six divisions and subsidiaries of the Company: Mefiag; Keystone Filter Division; Dean Pump Division; and Fybroc Division.

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

     Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic ("FRP") centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc's second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc's pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). During the year, Fybroc continued to expand the FRP centrifugal magnetic drive pump line which now offers two sizes available in both our standard vinyl ester resin and our EY-2 epoxy resin. Our ability to manufacture these pumps in EY-2 makes them the only FRP thermoset centrifugal magnetic drive pumps capable of handling corrosive liquids from acids to solvents. Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Fybroc's EY-2 material is expected to allow it to enter new markets such as pharmaceutical, petrochemical, fertilizer and pesticides. A worldwide distributor network provides sales, engineering and customer service.

     The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:


                                          Percentage of Net Sales
                                       Fiscal Year Ended January 31,
                              2001                  2000                   1999
                            ----------------------------------------------------
     United States            79.5%                 83.7%                  83.4%
     Foreign                  20.5%                 16.3%                  16.6%
                            ----------------------------------------------------
     Net Sales               100.0%                100.0%                 100.0%
                            ====================================================


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

     With respect to the Fluid Handling Equipment segment, specifically the pump manufacturing operations, several companies, including Ingersoll-Dresser Pumps Co. (a subsidiary of Flowserve Corporation), Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), and Durco Pumps, Inc. (a subsidiary of Flowserve Corporation), dominate the industry with several smaller companies, including Met-Pro, competing in selected product lines and niche markets.

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

     Research and development expenses were $0.8 million, for each of the years ended January 31, 2001, 2000 and 1999, respectively.


Patents and Trademarks:

     The Company has a small number of patents and trademarks. The Company considers these rights important to its business, although it considers no individual right material to its business.

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


Backlog:

     Generally, the Company's customers do not enter into long-term contracts, but rather issue purchase orders that are accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders, considered to be firm, totalled $9,529,541 and $11,660,840 as of January 31, 2001 and 2000,
respectively. This does not include an additional $5,469,863 and $4,069,610 of orders in-house as of January 31, 2001 and 2000, respectively, which, according to our longstanding policy, are not included in the backlog until completed drawings have been approved. The Company expects that substantially all of the backlog that existed as of January 31, 2001 will be shipped during the ensuing fiscal year.


Raw Materials:

     The Company procures its raw materials and supplies from various sources. The Company believes it could secure substitutes for the raw materials and supplies should they become unavailable, but there are no assurances that the substitutes would perform as well or be priced competitively. The Company has not experienced any significant difficulty in securing raw materials and supplies, and does not anticipate any significant difficulty in procurement in the coming year or foreseeable future.


Employees:

     As of January 31, 2001, the Company employed 398 people, of whom 153 were involved in manufacturing, and 245 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 19 years and considers its employee relations to be good.


Foreign Operations:

     Most of the Company's operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, Holland through its wholly-owned subsidiary, Mefiag B.V., and operates a sales office and warehouse in Markham, Ontario, Canada through its wholly-owned subsidiary, Flex-Kleen Canada Inc.

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

Executive Officers of the Registrant:

     The following table sets forth certain information regarding the executive officers of the Company:

     William L. Kacin, age 69, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. He was elected Chairman of the Board of Directors in June 1999 and Chief Executive Officer, President and Director in February 1993. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

     Raymond J. De Hont, age 47, is Chief Operating Officer of the Company, to which office he was elected in June 2000. Mr. De Hont has served as Vice President and General Manager of the Company's Fybroc Division since 1995. In October 1999, he also assumed the responsibilities of General Manager for the Company's Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont's management position at Air and Water Technologies included Vice President and General Manager of Flex-Kleen Corporation, which is now a division of Met-Pro Corporation.

     Gary J. Morgan, CPA, age 46, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was elected Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company's Corporate Controller immediately prior to October 1997.

     Mark A. Betchaver, age 51, is a Vice President of the Company and General Manager of the Sethco Division, to which office he was elected in June 1993. He joined the Company in 1972.

     James G. Board, age 47, is Vice President and General Manager of the Company's Dean Pump and Fybroc Divisions, to which office he was elected in December 2000. For more than five years prior thereto, Mr. Board was employed by Tuthill Energy Systems since September 1997, as Director of Sales and prior to joining Tuthill Energy Systems held the position as Salesman for Oliver and Laughten Equipment Company, Inc. since September 1982.

     Thomas V. Edwards, age 47, is a Vice President of the Company and General Manager of the Systems Division, to which office he was elected in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

     Sonja M. Haggert, age 47, is a Vice President of the Company and General Manager of the Keystone Filter Division, to which office she was elected in February 1993. She joined the Company in 1978, and prior to her present position, held the position of Distributor Sales Manager of the Division.

     Hans J. D. Huizinga, age 50, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, Holland, an office to which he was elected in August 1993. He was employed by Mefiag B.V. (formerly Systems Engineering and Manufacturing Corp. Nederland B.V.) for over five years as Managing Director prior to becoming an employee of the Company 's subsidiary on June 30, 1993, when Registrant acquired that company.

     Gregory C. Kimmer, age 46, is Vice President of the Company and General Manager of the Duall Division, to which office he was elected in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

     William F. Mersch, age 47, is a Vice President of the Company and General Manager of the Stiles-Kem Division, to which office he was elected in October 1996. He joined the Company in June 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation, in which his last position was Vice President Sales and Marketing.

     Robert P. Replogle, age 60, is Vice President of the Company and Director of the International Sales Division and the Mefiag Division, to which offices he was elected in December 1995. He joined the Company in December 1973 and prior to his present position, held the position of Director of the International Sales Division and the Mefiag Division.

     Paul A. Tetley, age 42, is a Vice President of the Company and General Manager of Strobic Air Corporation, to which office he was elected in December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company's acquisition of Strobic Air Corporation and prior to his present position held the position of Director of Operations. For more than five years prior thereto, Mr. Tetley was employed by the predecessor entity as a Plant Manager.

     Richard J. Wilmoth, age 54, is a Vice President of the Company and General Manager of the Flex-Kleen Division, to which office he was elected in April
2001. For more than five years prior thereto, Mr. Wilmoth was employed by UOP LLC, as Managing Director of the UOPAsia joint venture.

     There is no family relationship between any of the Directors or executive officers of the Company. Each officer serves at the pleasure of the Board of Directors.

Item 2.  Properties:

     The following manufacturing and production facilities were owned or leased by the Company at January 31, 2001:


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

Flex-Kleen Division                13,760 square feet, brick                     Itasca, Illinois                  Leased(1)
                                   building

                                   37,320 square feet, metal                     Sharpsburg, North Carolina        Leased(2)
                                   building

Mefiag B.V.                        17,200 square feet, metal                     1.1 acres in                      Owned
                                   and masonry building                          Heerenveen, Holland

Flex-Kleen Canada Inc.             5,880 square feet, masonry                    Markham, Ontario, Canada          Leased(3)
                                   building

(1) Flex-Kleen Division's lease for the operation in Itasca, Illinois expires on November 30, 2002. The term of this lease may be renewed by Flex-Kleen Division for an additional five year period.

(2) Flex-Kleen Division's lease for the warehouse in Sharpsburg, North Carolina expires on October 29, 2001. The term of this lease may be renewed by Flex-Kleen Division for an additional two year period.

(3) Flex-Kleen Canada Inc.'s lease for the sales and warehouse facility in Markham, Ontario, Canada expires on March 31, 2003.

Item 3.  Legal Proceedings:

     There are no material pending legal proceedings to which the Company is a party as of the date of this Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2001.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters:

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MPR". The high and low selling prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the New York
Stock Exchange, are shown below.

                                                                    Quarter ended
Year ended January 31, 2001                         April         July         October         January
-------------------------------------------------------------------------------------------------------
Price range of common stock:
  High                                              $10.19        $10.63       $10.45          $11.72
  Low                                                 8.75          8.38         9.56            9.75
  Cash dividend paid                                   .08           .08          .08             .08

Year ended January 31, 2000                         April         July         October         January
-------------------------------------------------------------------------------------------------------
Price range of common stock:
  High                                              $12.25        $14.00       $12.69          $11.13
  Low                                                 9.88         11.69        10.00            9.75
  Cash dividend paid                                   .32             -          .08             .08


     There were 724 registered stockholders at January 31, 2001, and the Company estimates that there are approximately 2,000 additional stockholders with stock held in street name.

     The Board of Directors declared quarterly dividends of $.08 per share payable on March 10, 2000, June 9, 2000, September 11, 2000 and December 8, 2000 to stockholders of record as of February 25, 2000, May 26, 2000, August 28, 2000 and November 24, 2000.

     During the first quarter of fiscal year ended 2001, the Company completed the purchase of 350,000 shares of its Common Stock, which was authorized under a stock buyback program approved by the Board of Directors on May 11, 1999.

     On February 21, 2000, the Board of Directors authorized an additional 350,000 share stock buyback program. The Company repurchased an aggregate of 318,476 shares under the combined stock buyback programs during the year ended January 31, 2001.

     On December 15, 2000, the Board of Directors authorized an additional 300,000 share stock buyback program after the balance of the shares remaining from the Company's February 21, 2000 stock buyback program are purchased.

Item 6.  Selected Financial Data:

                                                                           Years ended January 31,
                                                      2001           2000            1999            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Selected Operating Statement Data
Net sales                                         $81,203,550     $78,449,992     $67,390,488     $62,387,870     $60,853,278
Income from operations                             12,513,886      11,410,679      11,199,867      11,021,314       9,457,301
Net income                                          7,773,720       7,072,642       7,151,052       7,116,481       6,096,002
EBITDA (a)                                         14,736,541      13,826,535      13,287,878      12,851,944      11,164,848
Earnings per share, basic                                1.26            1.08            1.04            1.01             .87
Earnings per share, diluted                              1.26            1.08            1.03            1.00             .86

Selected Balance Sheet Data
Current assets                                    $37,412,259     $35,722,971     $38,683,453     $36,067,260     $32,088,546
Current liabilities                                12,957,995      13,681,578      14,387,868      11,267,545      11,374,115
Working capital                                    24,454,264      22,041,393      24,295,585      24,799,715      20,714,431
Current ratio                                             2.9             2.6             2.7             3.2             2.8
Total assets                                       69,151,341      68,641,983      72,888,641      57,984,240      56,079,391
Long-term obligations                               8,100,000       9,933,014      11,941,954       2,242,047       3,683,419
Total stockholders' equity                         47,061,366      44,206,333      45,925,107      43,840,829      40,352,926
Total capitalization                               55,161,366      54,139,347      57,867,061      46,082,876      44,036,345
Return on average total assets, %                        11.3            10.0            10.9            12.5            11.8
Return on average stockholders' equity, %                17.0            15.7            15.9            16.9            16.2

Other Financial Data
Net cash flows from operating activities          $10,047,845     $10,204,749      $7,990,115      $7,351,850      $7,203,258
Capital expenditures                                1,023,682       1,193,559       1,191,616       1,356,065       1,811,833
Stockholders' equity per share                           7.73            6.92            6.76            6.27            5.73
Cash dividends paid per share (b)                         .32             .48             .30             .27             .22
Average common shares, basic                        6,152,325       6,542,210       6,907,654       7,053,071       6,989,717
Average common shares, diluted                      6,173,437       6,576,820       6,955,892       7,144,931       7,096,214
Shares of common stock outstanding                  6,090,155       6,391,242       6,794,898       6,993,473       7,043,436

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K together with "Factors that May Affect Future Results" elsewhere in the Management's Discussion and Analysis of Financial Condition and Result of Operations.


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

                                                                                       Years ended January 31,
                                                                                   2001         2000         1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                         100.0%       100.0%       100.0%
Cost of goods sold                                                                 65.6%        65.8%        64.3%
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       34.4%        34.2%        35.7%

Selling, general and administrative expense                                        19.0%        19.6%        19.1%
-------------------------------------------------------------------------------------------------------------------
Income from operations                                                             15.4%        14.6%        16.6%

Interest expense                                                                    (.8%)       (1.1%)        (.6%)
Other income, net                                                                    .6%          .6%          .9%
-------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                15.2%        14.1%        16.9%

Provision for taxes                                                                 5.6%         5.1%         6.3%
-------------------------------------------------------------------------------------------------------------------
Net income                                                                          9.6%         9.0%        10.6%
===================================================================================================================

FYE 2001 vs FYE 2000:

     Net sales for the fiscal year ended January 31, 2001 set a new record of $81.2 million compared to $78.4 million for the fiscal year ended January 31, 2000, or an increase of $2.8 million. This is the eighth consecutive year that net sales have achieved a new record. Sales in the Product Recovery/Pollution Control Equipment segment decreased slightly to $51.7 million due primarily to decreased demand for our product recovery equipment. Sales in the Fluid Handling Equipment segment were $29.6 million or 11.2% higher than the prior fiscal year, due to an increased demand for our specialty pump equipment.

     Foreign sales increased to $16.6 million for the fiscal year ended January 31, 2001, which is 30.4% higher than the prior year. This increase was due to higher sales in Europe and Pacific Rim markets. Foreign sales increased 26.9% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment sales were 34.7% higher than the prior fiscal year due to higher demand for our fume and odor control equipment.

     Net income of $7.8 million for the fiscal year ended January 31, 2001 was the highest in the Company's history, or 9.9% higher than the earnings level of the prior year.

     The gross margin for the fiscal year ended January 31, 2001 increased to 34.4% versus 34.2% for the prior year. This increase can be attributed to higher gross margins experienced in the Fluid Handling Equipment segment.

     Selling expense was $7.0 million for the fiscal year ended January 31, 2001 or a slight decrease from the prior fiscal year. Selling expense as a percentage of net sales was 8.7% compared to 9.1% for the prior fiscal year.

     General and administrative expense was $8.4 million for the fiscal year ended January 31, 2001 compared to $8.3 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.3% for the fiscal year ended January 31, 2001 compared to 10.5% for the prior fiscal year.

     Interest expense was $0.7 million for the fiscal year ended January 31, 2001 compared to $0.8 million in the prior fiscal year. During the fiscal year ended January 31, 2001, the Company reduced its long-term debt by $2.0 million.

     Other income was $0.5 million for each fiscal year ended January 31, 2001 and 2000. Other income consisted primarily of interest income on short-term investments in both years.

     The effective tax rate increased to 37.0% for the fiscal year ended January 31, 2001 from 36.1% for the prior year.


FYE 2000 vs FYE 1999:

     Net sales for the year ended January 31, 2000 were $78.4 million, a new record, exceeding net sales for the year ended January 31, 1999 by $11.0 million, an increase of 16.4%. This was the seventh consecutive year that net sales achieved a new record. Sales in the Product Recovery/Pollution Control Equipment segment were $51.9 million or 29.3% higher than the prior fiscal year due to the acquisition of Flex-Kleen Corporation and Flex-Kleen Canada Limited (collectively "Flex-Kleen"), effective as of October 1, 1998, coupled with higher demand primarily for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $26.6 million or $0.7 million lower compared to the prior year due primarily to decreased demand for our specialty pump equipment.

     Foreign sales increased to $12.8 million for the fiscal year ended January 31, 2000, which was 14.3% higher than the prior year. This increase was due to higher sales in Canada and Europe. Foreign sales increased 2.0% in the Fluid
Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment sales were 33.7% higher than the prior fiscal year due to the impact of the Flex-Kleen acquisition and higher demand for our fume and odor control equipment.

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


Liquidity:

     Cash and cash equivalents were $8.5 million on January 31, 2001, an increase of $2.2 million over the previous year. This increase is the net result of positive cash flows provided by operating activities of $10.0 million, offset by the payment of cash dividends amounting to $1.8 million (net of $0.2 million of dividends returned to the Company in the form of stock purchases under the Company's Dividend Reinvestment Plan), payments of scheduled debt totalling $2.0 million, purchase of treasury stock amounting to $3.0 million and investment in property and equipment amounting to $1.0 million.

     Accounts receivable were $14.2 million at January 31, 2001, an increase of $0.5 million compared to the prior year. The size of orders, the timing of shipments to meet customer requirements and retainage on contracts will influence accounts receivable balances at any point in time.

     Inventories totalled $13.1 million at January 31, 2001, a decrease of $0.7 million compared to the prior year. Inventory balances will fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

     Current liabilities decreased from $13.7 million at January 31, 2000 to $13.0 million at January 31, 2001, or $0.7 million.

     The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million which are available for working capital purposes. As of January 31, 2001 and January 31, 2000, working capital was $24.5 million and $22.0 million, respectively, and the current ratio was 2.9 and 2.6, respectively.


Capital Resources and Requirements:

     Cash flows provided by operating activities during the fiscal year ended January 31, 2001 amounted to $10.0 million compared to $10.2 million during the prior fiscal year. This slight decrease from the record high cash flows provided by operating activities for last year was due to a $0.5 million increase in accounts receivable during the fiscal year ended January 31, 2001 compared to a $0.7 million decrease in accounts receivable in the fiscal year ended January 31, 2000. Per share, our cash flows from operating activities increased to a record high $1.63 per share compared to $1.55 per share for the prior year.

     Cash flows used in investing activities during the fiscal year ended January 31, 2001 amounted to $1.0 million compared to $1.2 million during the fiscal year ended January 31, 2000. The Company's investing activities for the fiscal year ended January 31, 2001, principally represent the acquisition of property, plant and equipment in the two operating segments. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets that we serve.

     Financing activities during the fiscal year ended January 31, 2001 used $6.8 million of available resources compared to $10.1 million during the prior fiscal year. The $3.3 million decrease in cash flows used in financing activities is primarily due to a $2.3 million reduction in stock repurchases and a $.9 million decrease in dividend payments to stockholders. As a result of changing from an annual dividend to a quarterly dividend effective September 1999, stockholders received a total of $.32 and $.48 per share in the fiscal years ended January 31, 2001 and 2000, respectively.

     The Company paid $2.0 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2001 decreased to 17.2% compared to 22.5% at January 31, 2000.

     During the fiscal year ended 2001, the Company continued to repurchase shares outstanding on the open market at prevailing prices under the 350,000 share stock repurchase program authorized on May 11, 1999 which was completed on April 12, 2000, following which the Company began to make additional purchases under an additional stock repurchase program authorized on February 21, 2000. For the fiscal year ended January 31, 2001, the Company repurchased 318,476 shares, 253,501 shares under the plan effective February 21, 2000 and 64,975 shares under the plan effective May 11, 1999. The Company announced an additional 300,000 share stock repurchase program on December 15, 2000, which will begin after the Company's February 21, 2000 stock repurchase program is complete.

     The Board of Directors declared dividends of $.08 per share payable on March 10, 2000, June 9, 2000, September 11, 2000 and December 8, 2000 to stockholders of record at the close of business on February 25, 2000, May 26, 2000, August 28, 2000 and November 24, 2000, respectively. On December 15, 2000, the Board of Directors declared a quarterly dividend of $.085 per share, or an increase of 6%, which was paid on March 9, 2001 to stockholders of record at the close of business on February 23, 2001.

     As part of our commitment to the future, the Company expended $0.8 million on research and development for each of the fiscal years ended January 31, 2001 and 2000.

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


Factors that May Affect Future Results:

     Met-Pro's prospects are subject to certain uncertainties and risk. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro's results may differ material from its current results and actual could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other important factors disclosed previously and from time to time in Met-Pro's Other filings with the Securities and Exchange Commission.

     The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

o materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;

o    material changes in available technology;

o    failure in execution of aquisition strategy;

o    losses related to international sales;

o changes in our accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;

o    unexpected results in our product development activities;

o    changes in our existing management;

o    unexpected changes in our execution of customers orders; and

o    changes in federal or state laws.



Item 7A. Quantitative and Qualitative Disclosure About Market Risks:

     Not Applicable

Item 8.  Financial Statements and Supplementary Data:

         Index to Consolidated Financial Statements and Supplementary Data:

         Consolidated Financial Statements:                                                                                     Page
                                                                                                                                ----
                Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
                Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
                Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
                Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
                Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
                Consolidated Business Segment Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
                Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

        Supplementary Data:
                Quarterly Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with generally accepted accounting principles.

                                                 /s/ Margolis & Company P.C.
                                                 ---------------------------

Bala Cynwyd, Pennsylvania

February 22, 2001

                     This Page is intentionally left blank

                                                       MET-PRO CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              Years ended January 31,
                                                                                  2001                 2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $81,203,550          $78,449,992          $67,390,488
Cost of goods sold                                                             53,242,396           51,645,593           43,316,656
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                   27,961,154           26,804,399           24,073,832
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses
  Selling                                                                       7,043,540            7,128,258            5,880,080
  General and administrative                                                    8,403,728            8,265,462            6,993,885
------------------------------------------------------------------------------------------------------------------------------------
                                                                               15,447,268           15,393,720           12,873,965
------------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                         12,513,886           11,410,679           11,199,867

Interest expense                                                                 (694,112)            (815,805)            (398,051)
Other income, net                                                                 524,729              471,008              618,707
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                            12,344,503           11,065,882           11,420,523

Provision for taxes                                                             4,570,783            3,993,240            4,269,471
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $7,773,720           $7,072,642           $7,151,052
====================================================================================================================================

Earnings per share
  Basic                                                                             $1.26                $1.08                $1.04
  Diluted                                                                           $1.26                $1.08                $1.03
====================================================================================================================================

Average number of common and
common equivalent shares outstanding
    Basic                                                                       6,152,325            6,542,210            6,907,654
    Diluted                                                                     6,173,437            6,576,820            6,955,892
====================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                              MET-PRO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                        January 31,
ASSETS                                                                             2001                2000
---------------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                     $8,510,045          $6,331,556
  Accounts receivable, net of allowance for
    doubtful accounts of approximately $218,000
    and $225,000, respectively                                                  14,208,689          13,733,256
  Inventories                                                                   13,085,969          13,744,142
  Prepaid expenses, deposits and other current assets                              958,722           1,135,443
  Deferred income taxes                                                            648,834             778,574
---------------------------------------------------------------------------------------------------------------
             Total current assets                                               37,412,259          35,722,971

Property, plant and equipment, net                                              13,009,247          13,473,299
Costs in excess of net assets of businesses acquired, net                       18,276,472          18,772,176
Other assets                                                                       453,363             673,537
---------------------------------------------------------------------------------------------------------------
             Total assets                                                      $69,151,341         $68,641,983
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                             $1,833,014          $2,008,940
  Accounts payable                                                               4,284,687           4,989,810
  Accrued salaries, wages and expenses                                           5,704,372           5,108,552
  Payroll and other taxes payable                                                    8,808             182,545
  Dividend payable                                                                 517,669             511,299
  Customers' advances                                                              609,445             880,432
---------------------------------------------------------------------------------------------------------------
             Total current liabilities                                          12,957,995          13,681,578

Long-term debt                                                                   8,100,000           9,933,014
Other non-current liabilities                                                      499,395             415,731
Deferred income taxes                                                              532,585             405,327
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                  22,089,975          24,435,650
---------------------------------------------------------------------------------------------------------------
Commitments

Stockholders' equity
   Common stock, $.10 par value; 18,000,000 shares                                 720,658             718,919
       Authorized, 7,206,583 and 7,189,194 shares issued,
       of which 1,116,428 and 797,952 shares were reacquired
       and held in treasury, at the respective dates
  Additional paid-in capital                                                     8,139,799           7,973,873
  Retained earnings                                                             51,880,800          46,087,476
  Accumulated other comprehensive loss                                            (491,163)           (403,993)
  Treasury stock, at cost                                                      (13,188,728)        (10,169,942)
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                         47,061,366          44,206,333
---------------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                        $69,151,341         $68,641,983
===============================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                        MET-PRO CORPORATION
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Years ended January 31,
                                                                    2001            2000            1999
------------------------------------------------------------------------------------------------------------
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net income                                                    $7,773,720      $7,072,642      $7,151,052
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization                                  2,222,655       2,415,856       2,088,011
   Deferred income taxes                                            256,998         266,073          (9,185)
   (Gain) loss on sale of property and equipment, net                12,656          (1,096)         (6,590)
   Allowance for doubtful accounts                                   (6,576)        (36,524)        (18,827)
   (Increase) decrease in operating assets,
         net of acquisitions
      Accounts receivable                                          (515,006)        681,168        (492,274)
      Notes receivable, ESOT                                              -               -         200,000
      Inventories                                                   631,810       1,131,608      (1,007,069)
      Prepaid expenses and other current assets                      92,357        (320,752)          9,494
      Other assets                                                  (52,309)        (24,187)         10,346
   Increase (decrease) in operating liabilities,
         net of acquisitions
      Accounts payable, accrued expenses and taxes                 (181,137)       (918,189)       (244,547)
      Customers' advances                                          (270,987)       (148,743)        229,903
      Other non-current liabilities                                  83,664          86,893          79,801
------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                  10,047,845      10,204,749       7,990,115
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                       2,000         14,690           6,600
   Acquisitions of property and equipment                        (1,023,682)    (1,193,559)     (1,191,616)
   Payment for purchase of acquisitions,
      net of cash acquired                                               -          (7,281)    (15,811,625)
-----------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                   (1,021,682)     (1,186,150)    (16,996,641)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from new borrowings                                          -               -      12,000,000
   Reduction of debt                                            (2,008,940)     (2,125,093)     (1,616,964)
   Exercise of stock options                                             -          15,000         362,229
   Payment of dividends                                         (1,806,361)     (2,694,860)     (2,100,569)
   Purchase of treasury shares                                  (3,018,786)     (5,281,367)     (3,462,346)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities       (6,834,087)    (10,086,320)      5,182,350
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            (13,587)        (47,092)         17,165
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             2,178,489      (1,114,813)     (3,807,011)

Cash and cash equivalents at beginning of year                   6,331,556       7,446,369      11,253,380
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $8,510,045      $6,331,556      $7,446,369
===========================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                                       MET-PRO CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                            Additional                     Other
                                               Common        Paid-in      Retained     Comprehensive     Treasury
                                               Stock         Capital      Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1998                     $713,862    $7,868,357    $37,667,872      ($219,015)    ($2,190,247)    $43,840,829

Comprehensive income:
   Net income                                         -             -      7,151,052              -               -
   Cumulative translation adjustment                  -             -              -        133,912               -
      Total comprehensive income                                                                                          7,284,964

Dividends paid, $.30 per share                        -             -     (2,100,569)             -               -      (2,100,569)
Stock option transactions                             -      (359,609)             -              -         721,838         362,229
Purchase of 246,300 shares of treasury stock          -             -              -              -      (3,462,346)     (3,462,346)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999                      713,862     7,508,748     42,718,355        (85,103)     (4,930,755)     45,925,107

Comprehensive income:
   Net income                                         -             -      7,072,642              -               -
   Cumulative translation adjustment                  -             -              -       (318,890)              -
      Total comprehensive income                                                                                          6,753,752

Dividends paid, $.48 per share                        -             -     (3,192,222)             -               -      (3,192,222)
Dividend declared, $.08 per share                     -             -       (511,299)             -               -        (511,299)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (50,569 shares)                           5,057       492,305              -              -               -         497,362
Stock option transactions                             -       (27,180)             -              -          42,180          15,000
Purchase of 457,225 shares of treasury stock          -             -              -              -      (5,281,367)     (5,281,367)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000                      718,919     7,973,873     46,087,476       (403,993)    (10,169,942)     44,206,333

Comprehensive income:
   Net income                                         -             -      7,773,720              -               -
   Cumulative translation adjustment                  -             -              -        (87,170)              -
      Total comprehensive income                                                                                          7,686,550

Dividends paid, $.32 per share                        -             -     (1,462,727)             -               -      (1,462,727)
Dividend declared, $.085 per share                    -             -       (517,669)             -               -        (517,669)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (17,389 shares)                           1,739       165,926              -              -               -         167,665
Purchase of 318,476 shares of treasury stock          -             -              -              -      (3,018,786)     (3,018,786)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001                     $720,658    $8,139,799    $51,880,800      ($491,163)   ($13,188,728)    $47,061,366
====================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                       CONSOLIDATED BUSINESS SEGMENT DATA


                                                              Years ended January  31,
                                                          2001          2000          1999
-----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
Product recovery/pollution control equipment           $51,650,730   $51,883,604   $40,128,412
Fluid handling equipment                                29,552,820    26,566,388    27,262,076
-----------------------------------------------------------------------------------------------
                                                       $81,203,550   $78,449,992   $67,390,488
-----------------------------------------------------------------------------------------------

   Includes foreign sales of:
   Product recovery/pollution control equipment         $7,787,437    $5,780,112    $4,323,506
   Fluid handling equipment                              8,846,889     6,971,799     6,837,293
-----------------------------------------------------------------------------------------------
                                                       $16,634,326   $12,751,911   $11,160,799
===============================================================================================

Income from operations
Product recovery/pollution control equipment            $7,066,793    $7,431,748    $6,818,554
Fluid handling equipment                                 5,447,093     3,978,931     4,381,313
-----------------------------------------------------------------------------------------------
                                                       $12,513,886   $11,410,679   $11,199,867
===============================================================================================

Depreciation and amortization expense
Product recovery/pollution control equipment            $1,450,025    $1,633,097    $1,250,163
Fluid handling equipment                                   772,630       782,759       837,848
-----------------------------------------------------------------------------------------------
                                                        $2,222,655    $2,415,856    $2,088,011
===============================================================================================

Capital expenditures
Product recovery/pollution control equipment              $442,662      $571,629      $893,003
Fluid handling equipment                                   448,685       531,435       269,585
-----------------------------------------------------------------------------------------------
                                                           891,347     1,103,064     1,162,588
Corporate                                                  132,335        90,495        29,028
-----------------------------------------------------------------------------------------------
                                                        $1,023,682    $1,193,559    $1,191,616
===============================================================================================

Identifiable assets at January 31
Product recovery/pollution control equipment           $40,274,449   $42,803,505   $44,137,192
Fluid handling equipment                                18,785,577    18,662,280    20,321,860
-----------------------------------------------------------------------------------------------
                                                        59,060,026    61,465,785    64,459,052
Corporate                                               10,091,315     7,176,198     8,429,589
-----------------------------------------------------------------------------------------------
                                                       $69,151,341   $68,641,983   $72,888,641
===============================================================================================

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the segments.

                                MET-PRO CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


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

        Inventories:

        Inventories generally are stated at the lower of cost (principally first-in, first-out) or market except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see Note
        3).

        Property, plant and equipment:

        Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized (see Note 4).

        Costs in excess of net assets of businesses acquired:

        Costs in excess of net assets of businesses acquired prior to November 1, 1970, totalling $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, totalling $17,693,959, are being amortized over 40 years. The Company monitors the recoverability of goodwill using a fair value approach.

        Revenue recognition:

        Revenues are generally recognized when products are shipped.

        Advertising:

        Advertising costs are charged to operations in the year incurred and were $1,344,231, $1,289,803 and $1,151,535 for the years ended January
        31, 2001, 2000 and 1999, respectively.

        Research and development:

        Research and development costs are charged to operations in the year incurred and were $788,777, $798,507 and $752,648 for the years ended January 31, 2001, 2000 and 1999, respectively.

                                   MET-PRO CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)

        Earnings per share:

        Basic earnings per share are computed based on the weighted average number of common shares actually outstanding during each year.

        Diluted earnings per share are computed based on the weighted average number of shares actually outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

        Dividends:

        On December 15, 2000, the Board of Directors declared an $.085 per share quarterly cash dividend payable on March 9, 2001 to stockholders of record on February 23, 2001, amounting to $517,669.

        Concentrations of credit risk:

        The Company believes concentrations of credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. The Company had no significant concentrations of credit risk as of January 31, 2001 and 2000.

        Supplemental cash flow information:

                                         2001           2000           1999
        -----------------------------------------------------------------------
        Cash paid during the year for:
                Interest                $819,054       $826,635       $415,893
                Income taxes          $3,689,100     $3,885,098     $4,691,163
        =======================================================================


        Recent accounting pronouncements:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the fiscal years beginning after June 15, 2000. This standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or comprehensive income. The adoption of this pronouncement will have no significant impact on Met-Pro's consolidated results of operations, financial position, or cash flows for the fiscal year ended January 31, 2002.

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents:

        Short-term investments at January 31, 2001 and 2000 were valued at cost (approximating market) and amounted to $6,480,666 and $4,186,461, respectively. Short-term investments consist principally of commercial paper with an original maturity of three months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

        Debt:

        The fair value and carrying amount of long-term debt was as follows:

                                                          January 31,
                                                   2001                 2000
        ------------------------------------------------------------------------
        Fair value                              $9,764,997          $11,261,578
        Carrying amount                          9,933,014           11,941,954

        Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

        The Company uses an interest rate swap (see Note 5) to minimize its exposure to fluctuations in interest rates. The interest rate differential to be paid or received under this agreement is recognized over the term of the loan and is included in interest expense.

        The Company's financial instruments are not held for trading purposes.


NOTE 3: INVENTORIES

        Inventories consisted of the following:

                                                          January 31,
                                                   2001                 2000
        ------------------------------------------------------------------------
        Raw materials                           $7,770,874           $6,755,944
        Work in process                          1,573,802            2,016,612
        Finished goods                           3,741,293            4,971,586
        ------------------------------------------------------------------------
                                               $13,085,969          $13,744,142
        ========================================================================

        At January 31, 2001 and 2000, inventories valued at the last-in, first-out method ("LIFO") were $2,284,381 and $2,389,238, respectively. The LIFO value of inventories was lower than replacement cost by $899,223 and $875,558 at January 31, 2001 and 2000, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 2001 and 2000 as a result of applying the provisions of Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", to an acquisition completed in a prior year.

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


NOTE 4: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                  January 31,
                                              2001          2000
        -------------------------------------------------------------
        Land                                $1,794,088    $1,793,795
        Buildings and improvements          11,378,228    11,353,232
        Machinery and equipment             11,605,401    11,207,542
        Furniture and fixtures               3,158,346     3,062,990
        Automotive equipment                   985,818     1,023,219
        Construction in progress               154,266        15,448
        -------------------------------------------------------------
                                            29,076,147    28,456,226
        Less accumulated depreciation       16,066,900    14,982,927
        -------------------------------------------------------------
                                           $13,009,247   $13,473,299
        =============================================================

        Depreciation of property, plant and equipment charged to operations amounted to $1,454,467, $1,556,191 and $1,443,458 for the years ended in 2001, 2000 and 1999, respectively.

                                  MET-PRO CORPORATION
                      NOTES TO Consolidated FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


NOTE 5: DEBT

        Short-term debt:

        The Company has available both domestic and foreign unsecured lines of credit totalling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

        Long-term debt:

        Long-term debt consisted of the following:

                                                               January 31,
                                                         2001                2000
        -----------------------------------------------------------------------------
        Note payable, bank, payable in
           quarterly installments of $300,000,
           plus interest at a fixed rate swap of
           5.98%, maturing October, 2008              $9,300,000         $10,500,000

        Notes payable, bank, payable in
           quarterly installments of $87,500,
           plus interest at a fixed rate of
           7.51%, maturing September, 2001               262,500             612,500

        Notes payable, bank, payable in
           quarterly installments of $87,500,
           plus interest at a variable rate
           ranging from 6.87% to 7.33%,
           maturing September, 2001                      262,500             612,500

        Mortgage note payable, collateralized
           by property, payable $10,267
           monthly (including principal
           and interest), at a fixed interest
           rate of 8.5%, maturing
           January, 2002                                 108,014             216,954
        -----------------------------------------------------------------------------
                                                       9,933,014          11,941,954
              Less current portion                     1,833,014           2,008,940
        -----------------------------------------------------------------------------
                                                      $8,100,000          $9,933,014
        =============================================================================

        These notes are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


        Maturities of long-term debt are as follows:


                        Year Ending
                        January 31,
        ---------------------------------------------------------------
                           2002                       $1,833,014
                           2003                        1,200,000
                           2004                        1,200,000
                           2005                        1,200,000
                           2006                        1,200,000
                        Thereafter                     3,300,000
        ---------------------------------------------------------------
                                                      $9,933,014
        ===============================================================

        Interest expense was $694,112, $815,805 and $398,051 for the years ended in 2001, 2000 and 1999, respectively.


NOTE 6: STOCKHOLDERS' EQUITY

        On February 21, 2000 the Company announced a 350,000 share stock repurchase program, which began after the Company's May 11, 1999 stock repurchase program was completed. In addition, the Company announced an additional 300,000 share stock repurchase program on December 15, 2000, which will begin after the Company's February 21, 2000 stock repurchase program is completed. During the fiscal year ended January 31, 2001, the Company repurchased 318,476 shares of its Common Stock at a cost of $3.0 million. At January 31, 2001, the Company had the authority to repurchase 96,499 shares under the February 21, 2000 stock repurchase program and 300,000 shares under the December 15, 2000 stock repurchase program.

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


NOTE 7: INCOME TAXES

        The provision for income taxes was comprised of the following:

                                   2001              2000              1999
        -----------------------------------------------------------------------
        Current
           Federal              $3,408,005        $2,859,285        $3,216,200
           State                   662,757           556,607           878,903
           Foreign                 243,023           311,275           183,553
        -----------------------------------------------------------------------
                                 4,313,785         3,727,167         4,278,656
        Deferred                   256,998           266,073            (9,185)
        -----------------------------------------------------------------------
                                $4,570,783        $3,993,240        $4,269,471
        =======================================================================

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets were as follows:

                                                    2001                2000
        ------------------------------------------------------------------------
        Deferred tax assets
           Inventory cost capitalization           $169,848            $215,686
           Pension cost                             757,001             911,611
           Non-compete agreements                   525,952             498,980
           Other                                    127,333              51,479
        ------------------------------------------------------------------------
              Total deferred tax assets           1,580,134           1,677,756
        ------------------------------------------------------------------------

        Deferred tax liabilities
           Accelerated depreciation                 493,256             512,407
           Inventory - Dean Pump Division           400,257             400,202
           Excess of book over tax basis of
              property acquired in acquisitions      37,582              66,678
           Goodwill                                 532,790             325,222
        ------------------------------------------------------------------------
              Total deferred tax liabilities      1,463,885           1,304,509
        ------------------------------------------------------------------------

        Net deferred tax assets                    $116,249            $373,247
        ========================================================================


        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:

                                                                2001                     2000                       1999
        ----------------------------------------------------------------------------------------------------------------------
        Computed expected
           tax expense
           (federal)                                 $4,197,131     34.0%      $3,762,400     34.0%      $3,882,978      34.0%
        State income taxes,
           net of federal
           income tax benefit                           403,528      3.2          367,361      3.3          580,076       5.1
        Foreign tax differential                         (7,293)       -          (30,703)     (.3)          (5,277)        -
        Foreign tax credit                              (11,831)     (.1)          (5,606)       -          (10,924)      (.1)
        Other                                           (10,752)     (.1)        (100,212)     (.9)        (177,382)     (1.6)
        ----------------------------------------------------------------------------------------------------------------------
        Effective income taxes                       $4,570,783     37.0%      $3,993,240     36.1%      $4,269,471      37.4%
        ======================================================================================================================

NOTE 8: LEASES AND OTHER COMMITMENTS

        The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2001 were as follows:

                        2002                         $339,373
                        2003                          265,204
                        2004                           10,938


        Rental expense for the above operating leases during the years ended in 2001, 2000 and 1999, was $411,929, $408,487 and $153,711, respectively.

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


NOTE 9: EMPLOYEE BENEFIT PLANS

        Pension Plans:

        The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

        Net periodic pension cost (income) included the following components:

                                                2001            2000              1999
        ----------------------------------------------------------------------------------
        Service cost - benefits earned
          during the period                    $583,387        $597,400          $527,196
        Interest cost on projected
           benefit obligation                   788,141         750,170           708,083
        Return on assets                       (765,117)     (2,009,740)       (1,707,281)
        Amortization                           (515,449)       (210,591)         (195,466)
        Deferred gain/(loss)
           on investments                      (393,568)        840,679           769,701
        ----------------------------------------------------------------------------------
                                              ($302,606)       ($32,082)         $102,233
        ==================================================================================


        The following table sets forth the plans' change in benefit obligations, change in plan assets and amounts recognized in the Company's balance sheet at January 31, 2001 and 2000:


                                                               2001                 2000
        ------------------------------------------------------------------------------------
        Change in benefit obligation:

        Benefit obligation at beginning of year             $9,625,064          $10,334,600
           Service cost                                        583,387              597,400
           Interest cost                                       788,141              750,170
           Actuarial (gain)                                   (145,217)          (1,457,537)
           Benefits paid                                      (594,139)            (599,569)
           Other                                               274,852                    -
        ------------------------------------------------------------------------------------
        Benefit obligation at end of year                  $10,532,088           $9,625,064
        ------------------------------------------------------------------------------------

        Change in plan assets:

        Fair value of plan assets at beginning of year    $14,702,989           $13,171,597
           Actual return on plan assets                       765,117             2,009,740
           Employer contribution                              129,360               121,221
           Benefits paid                                     (594,139)             (599,569)
        ------------------------------------------------------------------------------------
        Fair value of plan assets at end of year          $15,003,327           $14,702,989
        ------------------------------------------------------------------------------------

        Funded status                                      $4,471,239            $5,077,925
           Unrecognized actuarial (gain)                   (6,894,792)           (7,465,147)
           Unrecognized transition (asset)                   (133,950)             (144,465)
           Unrecognized prior service costs                   410,966               180,855
           Unrecognized net loss                              190,508                     -
           Contribution after measurement
              date, prior year                                 15,000                     -
        ------------------------------------------------------------------------------------
        Net amount recognized                             ($1,941,029)          ($2,350,832)
        ------------------------------------------------------------------------------------

        Amounts recognized in the balance
            sheet consist of:

        Accrued benefit liability                         ($1,941,029)          ($2,350,832)
        ====================================================================================

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


        Assumptions used in the accounting for pension cost were:

                                             2001          2000          1999
        -----------------------------------------------------------------------
        Discount rate                        7.75%         7.00%         7.00%
        Rate of increase in
           compensation levels
           (where applicable)                4.50%         4.50%         4.50%
        Expected long-term rate of
           return on assets                  8.00%         9.00%         8.00%


        Directors' Benefit Plan:

        The Company also provides a non-qualified pension plan for Directors which is unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the plan was $659,997 and $598,064 at January 31, 2001 and 2000, respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

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

        Employees' Stock Ownership Trust:

        The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the plan. The Company provided for cash contributions to the Employees' Stock Ownership Trust of $0, $0, and $225,000 in the years ended in 2001, 2000 and 1999, respectively. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

        Stock Option Plans:

        The Company accounts for stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are not presented since the impact on the Company's financial statements for the periods presented is de minimis.

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

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)



        The status of the plans was as follows:


        1992 Plan                                     2001              2000              1999
        -----------------------------------------------------------------------------------------
        Options outstanding at February 1            121,025           135,525           183,250
           Grants                                          -                 -                 -
           Exercises                                       -             3,000            47,725
           Cancellations                                   -            11,500                 -
        Options outstanding at January 31            121,025           121,025           135,525

        Options price range at January 31              $5.00             $5.00             $5.00
                                                         to                to                to
                                                      $13.13            $13.13            $13.13

        Options exercisable at January 31            121,025           121,025           131,025
        -----------------------------------------------------------------------------------------
        Options available for grant
           at January 31                                   0                 0                 0
        =========================================================================================


        1997 Plan                                     2001              2000              1999
        -----------------------------------------------------------------------------------------
        Options outstanding at February 1            134,950            33,500            20,000
           Grants                                      1,325           118,450            23,500
           Exercises                                       -                 -                 -
           Cancellations                               4,200            17,000            10,000
        Options outstanding at January 31            132,075           134,950            33,500

        Options price range at January 31              $9.75             $9.98            $12.00
                                                         to                to                to
                                                      $15.50            $15.50            $15.50

        Options exercisable at January 31             95,324            55,151            22,500
        -----------------------------------------------------------------------------------------
        Options available for grant
           at January 31                             186,725           188,050           306,500
        =========================================================================================


        The weighted average exercise prices of the Company's stock option plans were as follows:

                                                       2001              2000              1999
        -----------------------------------------------------------------------------------------
        Options outstanding at February 1              $9.76             $9.68             $8.84
           Grants                                      $9.75            $10.12            $13.69
           Exercises                                       -             $5.00             $7.59
           Cancellations                               $9.88            $11.31            $12.00
        Options outstanding at January 31              $9.75             $9.76             $9.68

                                  MET-PRO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Continued)


NOTE 10: OTHER INCOME, NET

        Other income, net, was comprised of the following:

                                              2001      2000        1999
        ------------------------------------------------------------------
        Gain/(loss) on sale of property
          and equipment                    ($12,656)   $1,096      $6,590
        Other, primarily interest income    537,385   469,912     612,117
        ------------------------------------------------------------------
                                           $524,729  $471,008    $618,707
        ==================================================================


NOTE 11: BUSINESS SEGMENT DATA

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


NOTE 12: GEOGRAPHIC INFORMATION

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


                                                     2001                   2000                   1999
        ---------------------------------------------------------------------------------------------------
        Net sales:
          United States                          $64,569,224            $65,698,081            $56,229,689
          Foreign                                 16,634,326             12,751,911             11,160,799
        ---------------------------------------------------------------------------------------------------
                                                 $81,203,550            $78,449,992            $67,390,488
        ===================================================================================================

        Income from operations:
          United States                          $10,822,911            $10,144,373            $10,017,987
          Foreign                                  1,690,975              1,266,306              1,181,880
        ---------------------------------------------------------------------------------------------------
                                                 $12,513,886            $11,410,679            $11,199,867
        ===================================================================================================

        Total assets:
          United States                          $64,620,734            $63,774,777            $68,284,881
          Foreign                                  4,530,607              4,867,206              4,603,760
        ---------------------------------------------------------------------------------------------------
                                                 $69,151,341            $68,641,983            $72,888,641
        ===================================================================================================

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                      Earnings        Earnings
                                                                                      Per Share,      Per Share,
2000                            Net Sales          Gross Profit      Net Income         Basic          Diluted
-----------------------------------------------------------------------------------------------------------------------
First Quarter                   $20,828,028        $7,101,713        $1,871,842          $.28            $.28
Second Quarter                   20,538,207         6,967,618         1,877,136           .28             .28
Third Quarter                    17,846,269         6,318,206         1,701,663           .26             .26
Fourth Quarter                   19,237,488         6,416,862         1,622,001           .25             .25

                                                                                      Earnings        Earnings
                                                                                      Per Share,      Per Share,
2001                            Net Sales          Gross Profit      Net Income         Basic          Diluted
-----------------------------------------------------------------------------------------------------------------------
First Quarter                   $20,250,931        $6,777,556        $1,753,284          $.28            $.28
Second Quarter                   20,258,228         7,142,582         1,930,519           .31             .31
Third Quarter                    21,258,013         7,192,598         2,016,979           .33             .33
Fourth Quarter                   19,436,378         6,848,418         2,072,938           .34             .34


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     During the fiscal year ended January 31, 2001, there has been no change in accountants and no disagreements on accounting and financial disclosure.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

     The information required by this Item (except for the information set forth on page 5 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 11. Executive Compensation:

     The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management:

     The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 13. Certain Relationships and Related Transactions:

     The information required by this Item is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Certain Business Relationships" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

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

        B.      Exhibits:

                The following exhibits are filed herewith or incorporated by reference:

                (2)(a) Agreement and Plan of Merger dated September 12, 1996 by and between Met-Pro Corporation, Met-Pro Acquisition Corporation, Strobic Air Corporation, Lynn T. Secrest, Ronald H. Secrest, Richard P. Secrest and John W. Stone,
                        III. Incorpora ted by reference to Registrant's Registration Statement on Form S-3 (File No. 333-13929), declared effective December 31, 1996.

                (2)(b) Asset Purchase Agreement dated October 29, 1998 among Flex-Kleen Corporation, Flex-Kleen Canada Limited, Aqua Alliance, Inc., AWT Air Company Inc., 1321249 Ontario Limited and Met-Pro Corporation. Incorporated by reference to Company's R egistration Statement on Form 8-K filed on November 13, 1998 and amended on January 12, 1999.


                (3)(a) Restated Certificate of Incorporation, incorporated by reference to Company's Registration Statement on Form 8-A filed June 12, 1998.

                (3)(b)  Certificate    of    Amendment   of    Certificate    of
                        Incorporation, incorporated by reference to Company's annual report on Form 10-K filed April 24, 1998.

                (3)(c) By-Laws as amended through February 7, 1968, incorporated by reference to Company's Registration Statement No. 2-26979, declared effective October 15, 1968.

                (3)(d) Amendments to By-Laws adopted June 3, 1987, July 18, 1978 and June 15, 1977, incorporated by reference to Company's Registration Statement on Form 8-A filed June 12, 1998.

                (3)(e)  Amendments  to  By-Laws   adopted   February  21,  2000,
                        incorporated by reference to the Company's annual report on Form 10-K filed April 27, 2000.

                (4) Stockholders' Rights Plan, incorporated by reference to Company's Current Report on Form 8-K filed on January 6, 2000.

                (10)(a) The 1992 Stock Option Plan*,  incorporated  by reference to Company's Registration Statement on Form S-8 filed June 13, 2000.

                (10)(b) The 1997 Stock Option Plan*,  incorporated  by reference to Company's Registration Statement on Form S-8 filed January 16, 1998.

                (10)(c) Amendment No. 1 to the 1992 Stock Option Plan.*

                (10)(d) Amendment No. 1 to the 1997 Stock Option Plan.*

                (10)(e) Key  Employee   Severance   Agreement   between  Met-Pro
                        Corporation and William L. Kacin.*

                (10)(f) Key  Employee   Severance   Agreement   between  Met-Pro
                        Corporation and Gary J. Morgan.*

                (10)(g) Key  Employee   Severance   Agreement   between  Met-Pro
                        Corporation and Raymond J. De Hont.*

                (10)(h) Amendment to Key Employee  Severance  Agreement  between
                        Met-Pro Corporation and William L. Kacin.*

                (10)(i) Amendment to Key Employee  Severance  Agreement  between
                        Met-Pro Corporation and Gary J. Morgan.*

                (10)(j) The Company's Director's Pension Plan.*

                (10)(k) Amendment 1 of the Company's Director's Pension Plan.*

                (10)(l) Amendment 2 of the Company's Director's Pension Plan.*

                (10)(m) Restoration Plan, effective February 1, 2000.*

                (10)(n) Amendment 1 of the Company's Restoration Plan.*

                (10)(o) Additional 1% Supplemental  Executive  Retirement  Plan,
                        effective February 1, 2000.*

                (11) Statement Re-computation of Per Share Earnings. See page 16 of Item 8.

                (21)    List of Subsidiaries of Registrant:


                Corporate                       Jurisdiction of                 Name under which Business
                  Name                           Incorporation                  is Conducted
                ---------                       ---------------                 -------------------------
                Mefiag B.V.                     The Netherlands                 Mefiag B.V., a wholly-
                                                                                owned subsidiary of
                                                                                Met-Pro Corporation

                Flex-Kleen Canada Inc.          Ontario, Canada                 Flex-Kleen Canada Inc.,
                                                                                a wholly-owned subsidiary of
                                                                                Met-Pro Corporation

                Strobic Air Corporation         Delaware                        Strobic Air Corporation,
                                                                                a wholly-owned subsidiary of
                                                                                Met-Pro Corporation

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


                                    - Notes -

                *  Indicates   management   contract  or  compensatory  plan  or
                   arrangement.


        C.      Reports on Form 8-K:

                No reports on Form 8-K were filed during the three month period ended January 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MET-PRO CORPORATION


  May 4, 2001                                 By: /s/ William L. Kacin
----------------                                 -------------------------------
     Date                                          William L. Kacin
                                                   Chairman,
                                                   Chief Executive Officer
                                                   and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                          Date
       ---------                        -----                        ---------
/s/ William L. Kacin               Chairman, Chief                  May 4, 2001
----------------------------       Executive Officer
William L. Kacin                   and President


/s/ Gary J. Morgan                 Vice President-Finance,          May 4, 2001
----------------------------       Secretary, Treasurer,
Gary J. Morgan                     Chief Financial Officer,
                                   Chief Accounting Officer
                                   and Director

/s/ Thomas F. Hayes                Director                         May 4, 2001
----------------------------
Thomas F. Hayes


/s/ Alan Lawley                    Director                         May 4, 2001
----------------------------
Alan Lawley


/s/ Nicholas DeBenedictis          Director                         May 4, 2001
----------------------------
Nicholas DeBenedictis


/s/ Jeffrey H. Nicholas            Director                         May 4, 2001
----------------------------
Jeffrey H. Nicholas

/s/ Michael J. Morris              Director                         May 4, 2001
----------------------------
Michael J. Morris

                                (LOGO OMITTED)