Form 10-Q
period 2001-04-30
MET PRO CORP
filed 2001-06-05
CIK 65201

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


For the quarter ended: April 30, 2001          Commission file number: 001-07763



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

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,099,364 (as of April 30, 2001).

================================================================================

                                      INDEX


PART I - FINANCIAL INFORMATION

  Item 1.       Financial Statements
         Consolidated balance sheet as of
                April 30, 2001 and January 31, 2001...........................................................  2
         Consolidated statement of operations for the three-month
                periods ended April 30, 2001 and 2000.........................................................  3
         Consolidated statement of stockholders' equity for the
                three-month periods ended April 30, 2001 and 2000.............................................  4
         Consolidated statement of cash flows for the three-month
                periods ended April 30, 2001 and 2000.........................................................  5
         Notes to consolidated financial statements...........................................................  6
         Report of independent accountants....................................................................  8

  Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................................  9


PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings............................................................................ 12

  Item 2.        Changes in Securities and Use of Proceeds.................................................... 12

  Item 3.        Defaults Upon Senior Securities.............................................................. 12

  Item 4.        Submission of Matters to a Vote of Security Holders.......................................... 12

  Item 5.        Other Information............................................................................ 12

  Item 6.        Exhibits and Reports on Form 8-K

                 (a) Exhibits Required by Item 601 of Regulation S-K.......................................... 12
                 (b) Reports on Form 8-K...................................................................... 12


SIGNATURES.................................................................................................... 13

                               MET-PRO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                                               April 30,           January 31,
ASSETS                                                                           2001                 2001
--------------------------------------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                                  $9,492,386           $8,510,045
   Accounts receivable, net of allowance for doubtful
     Accounts of approximately $241,000 and
     $218,000, respectively                                                   12,927,884           14,208,689
   Inventories - Note 3                                                       14,417,415           13,085,969
   Prepaid expenses, deposits and other current assets                         1,089,584              958,722
   Deferred income taxes                                                         648,834              648,834
--------------------------------------------------------------------------------------------------------------
        Total current assets                                                  38,576,103           37,412,259

Property, plant and equipment, net                                            12,919,975           13,009,247
Costs in excess of net assets of businesses acquired, net                     18,152,546           18,276,472
Other assets                                                                     428,038              453,363
--------------------------------------------------------------------------------------------------------------
        Total assets                                                         $70,076,662          $69,151,341
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities
   Current portion of long-term debt                                          $1,629,307           $1,833,014
   Accounts payable                                                            4,444,919            4,284,687
   Accrued salaries, wages and expenses                                        5,375,624            5,704,372
   Payroll and other taxes payable                                                53,402                8,808
   Dividend payable                                                              518,446              517,669
   Customers' advances                                                         1,066,087              609,445
--------------------------------------------------------------------------------------------------------------
       Total current liabilities                                              13,087,785           12,957,995

Long-term debt                                                                 7,800,000            8,100,000
Other non-current liabilities                                                    521,498              499,395
Deferred income taxes                                                            525,450              532,585
--------------------------------------------------------------------------------------------------------------
       Total liabilities                                                      21,934,733           22,089,975
--------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.10 par value; 18,000,000 shares
     authorized, 7,209,929 and 7,206,583 shares issued,
     of which 1,110,565 and 1,116,428 shares were reacquired
     and held in treasury at the respective dates                                720,992              720,658
   Additional paid-in capital                                                  8,137,011            8,139,799
   Retained earnings                                                          52,997,576           51,880,800
   Accumulated other comprehensive loss                                         (594,135)            (491,163)
   Treasury stock, at cost                                                   (13,119,515)         (13,188,728)
--------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                             48,141,929           47,061,366
--------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                            $70,076,662          $69,151,341
==============================================================================================================

See accompanying notes to consolidated financial statements.

                               MET-PRO CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                                                    Three Months Ended
                                                                                         April 30,

                                                                                 2001                 2000
--------------------------------------------------------------------------------------------------------------
Net sales                                                                    $17,556,044          $20,250,931
Cost of goods sold                                                            11,138,386           13,473,375
--------------------------------------------------------------------------------------------------------------
Gross profit                                                                   6,417,658            6,777,556
--------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling                                                                      1,843,707            1,811,579
  General and administrative                                                   1,912,887            2,117,044
--------------------------------------------------------------------------------------------------------------
                                                                               3,756,594            3,928,623
--------------------------------------------------------------------------------------------------------------

Income from operations                                                         2,661,064            2,848,933

Interest expense                                                                (151,069)            (184,831)
Other income, net                                                                 86,377               96,975
--------------------------------------------------------------------------------------------------------------
Income before taxes                                                            2,596,372            2,761,077

Provision for taxes                                                              960,657            1,007,793
--------------------------------------------------------------------------------------------------------------
Net income                                                                    $1,635,715           $1,753,284
==============================================================================================================
Earnings per share, basic (1)                                                       $.27                 $.28

Earnings per share, diluted(2)                                                      $.27                 $.28

Cash dividend per share - declared (3)                                             $.085                $.080

Cash dividend per share - paid (3)                                                 $.085                $.080
==============================================================================================================

     (1) Basic earnings per share are based upon the weighted average number of shares of Common Stock outstanding of 6,098,250 and 6,331,713 for the three-month periods ended April 30, 2001 and 2000, respectively.

     (2) Diluted earnings per share are based upon the weighted average number of shares of Common Stock outstanding of 6,157,844 and 6,334,057 for the three-month periods ended April 30, 2001 and 2000, respectively.

     (3) The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001 and June 8, 2001 to stockholders of record as of February 23, 2001 and May 25, 2001. Quarterly dividends of $.08 per share were payable on March 10, 2000 and June 9, 2000 to stockholders of record as of February 25, 2000 and May 26, 2000.

See accompanying notes to consolidated financial statements.

                                                       MET-PRO CORPORATION

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (unaudited)

                                                                                        Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive     Treasury
                                               Stock       Capital        Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001                   $720,658     $8,139,799     $51,880,800     ($491,163)    ($13,188,728)    $47,061,366

Comprehensive income:
   Net income                                                              1,635,715
   Foreign currency translation                                                           (102,972)
     Total comprehensive income                                                                                           1,532,743

Dividends declared, $.085 per                                               (518,939)                                      (518,939)
   share

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (3,346
   shares)                                        334         38,072                                                         38,406

Stock option transactions                                    (40,860)                                        70,860          30,000

Purchase of 137 shares of
   treasury stock                                                                                            (1,647)        (1,647)
------------------------------------------------------------------------------------------------------------------------------------

Balances, April 30, 2001                     $720,992     $8,137,011     $52,997,576     ($594,135)    ($13,119,515)    $48,141,929
====================================================================================================================================


                                                                                        Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive     Treasury
                                               Stock       Capital        Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000                   $718,919    $7,973,873      $46,087,476     ($403,993)    ($10,169,942)    $44,206,333

Comprehensive income:
   Net income                                                              1,753,284
   Foreign currency translation                                                           (127,305)
     Total comprehensive income                                                                                           1,625,979

Dividends declared, $.08 per share                                          (500,880)                                      (500,880)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (3,875
   shares)                                        388        36,560                                                          36,948

Purchase of 91,912 shares of
   treasury stock                                                                                          (969,653)       (969,653)
------------------------------------------------------------------------------------------------------------------------------------

Balances, April 30, 2000                     $719,307    $8,010,433      $47,339,880     ($531,298)    ($11,139,595)    $44,398,727
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                               MET-PRO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                         April 30,
                                                                                 2001                 2000
--------------------------------------------------------------------------------------------------------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net Income                                                                 $1,635,715           $1,753,284
   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                                              517,082              521,675
      Deferred income taxes                                                       (7,125)              (7,124)
      (Gain) loss on sale of property and equipment, net                          (9,102)               3,201
      Allowance for doubtful accounts                                             22,486                7,092
      (Increase) decrease in operating assets
           net of acquisitions
         Accounts receivable                                                   1,198,312           (1,118,328)
         Inventories                                                          (1,381,544)            (306,839)
         Prepaid expenses and other current assets                               (59,548)             326,143
         Other assets                                                             (1,725)              40,388
       Increase (decrease) in operating liabilities
           net of acquisitions
         Accounts payable, accrued expenses and taxes                           (139,745)             975,242
         Customers' advances                                                     457,600             (140,240)
         Other non-current liabilities                                            22,103               20,916
--------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             2,254,509            2,075,410
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                                   49,350                2,000
   Acquisitions of property and equipment                                       (341,507)            (161,383)
--------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                (292,157)            (159,383)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Reduction of debt                                                            (503,708)            (501,376)
   Exercise of stock options                                                      30,000                   --
   Payment of dividends                                                         (479,756)            (470,974)
   Purchase of treasury shares                                                    (1,647)            (969,653)
--------------------------------------------------------------------------------------------------------------
          Net cash (used in) financing activities                               (955,111)          (1,942,003)
--------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                          (24,900)             (20,715)
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             982,341              (46,691)

Cash and cash equivalents at February 1                                        8,510,045            6,331,556
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                         $9,492,386           $6,284,865
==============================================================================================================

See accompanying notes to consolidated financial statements.

                               MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries Strobic Air Corporation, Flex-Kleen Canada Inc., and Mefiag B.V. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2001 and the results of operations, changes in stockholders' equity and cash flows for the three-month periods ended April 30, 2001 and 2000. The results of operations for the three-month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.



NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                     April 30,     January 31,
                                                       2001           2001
                                                  -------------  -------------
Raw materials                                       $8,561,530     $7,770,874
Work in progress                                     1,733,930      1,573,802
Finished goods                                       4,121,955      3,741,293
                                                  -------------  -------------
                                                   $14,417,415    $13,085,969
                                                  =============  =============




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flow from operating activities reflect cash payments for interest and income taxes as follows:

                                                  Three Months Ended April 30,

                                                       2001           2000
                                                  -------------  -------------
Cash paid during the period for:
     Interest                                         $152,480       $206,909
     Income taxes                                      192,697        137,010

                               MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


Financial information by business segment is shown below:


                                                                                 Three Months Ended April 30,
                                                                                 2001                 2000
                                                                           -----------------------------------
Net sales
   Product recovery/pollution control equipment                              $10,361,710          $13,049,383
   Fluid handling equipment                                                    7,194,334            7,201,548
                                                                            -------------        -------------
                                                                             $17,556,044          $20,250,931
                                                                            =============        =============

Income from operations
   Product recovery/pollution control equipment                              $1,271,277            $1,489,485
   Fluid handling equipment                                                   1,389,787             1,359,448
                                                                           -------------         -------------
                                                                             $2,661,064            $2,848,933
                                                                           =============         =============


                                                                              April 30,            January 31,
                                                                                2001                  2001
                                                                           -----------------------------------
Identifiable asset
   Product recovery/pollution control equipment                             $40,860,857           $40,274,449
   Fluid handling equipment                                                  19,677,500            18,785,577
                                                                           -------------         -------------
                                                                             60,538,357            59,060,026
     Corporate                                                                9,538,305            10,091,315
                                                                           -------------         -------------
                                                                            $70,076,662           $69,151,341
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


NOTE 7 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                           /s/ Margolis & Company P.C.
                                           ----------------------------
                                           Certified Public Accountants




Bala Cynwyd, Pennsylvania
May 16, 2001

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

The following table sets forth, for the three-month period indicated, certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.


                                                              Three Months Ended
                                                                   April 30,
                                                         2001                    2000
           ------------------------------------------------------------------------------
           Net sales                                     100.0%                  100.0%
           Cost of goods sold                             63.4%                   66.5%
           -----------------------------------------------------------------------------
           Gross profit                                   36.6%                   33.5%

           Selling                                        10.5%                    8.9%
           General and administrative                     10.9%                   10.5%
           -----------------------------------------------------------------------------
           Income from operations                         15.2%                   14.1%

           Interest expense                                (.9%)                   (.9%)
           Other income, net                                .5%                     .4%
           -----------------------------------------------------------------------------
           Income before taxes                            14.8%                   13.6%
           Provision for taxes                             5.5%                    4.9%
           -----------------------------------------------------------------------------
           Net income                                      9.3%                    8.7%
           -----------------------------------------------------------------------------



Three Months Ended April 30, 2001 vs Three Months Ended April 30, 2000

Net sales for the three-month period ended April 30, 2001 were $17,556,044 compared to $20,250,931 for the three-month period ended April 30, 2000, a decrease of $2,694,887 or 13.3%. Sales in the Product Recovery/Pollution Control Equipment segment were $10,361,710 or 20.6% lower than the three-month period April 30, 2000 due to lower demand for our product recovery equipment. Sales in the Fluid Handling Equipment segment were $7,194,334 or slightly lower than the three-month period ended April 30, 2000.

Backlog at April 30, 2001 totaled $13,540,476 or 18.9% higher than the backlog of orders on hand at April 30, 2000. In addition, the Company had $4,280,236 of orders that are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 2001 was $1,635,715 compared to $1,753,284 for the three-month period ended April 30, 2000, a decrease of $117,569 or 6.7%. The decrease in net income is related to the lower sales in the Product Recovery/Pollution Control Equipment segment, offset by higher gross margins in the Fluid Handling Equipment segment.

The gross margin for the three-month period ended April 30, 2001 was 36.6% versus 33.5% for the same period in the prior year due to higher gross margins experienced in the Fluid Handling Equipment segment. The Fluid Handling Equipment segment represented 41.0% of the Company's sales in the three-month period ended April 30, 2001 compared to 35.6% for the three-month period ended April 30, 2000.

Selling expense increased $32,128 during the three-month period ended April 30, 2001 compared to the same period last year. Selling expense as a percentage of net sales was 10.5% for the three-month period ended April 30, 2001, compared to 8.9% for the three-month period ended April 30, 2000.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...


General and administrative expense was $1,912,887 for the three-month period ended April 30, 2001 compared to $2,117,044 for the same period last year, a decrease of $204,157. General and administrative expense as a percentage of net sales was 10.9% for the three-month period ended April 30, 2001 compared to 10.5% for the same period last year.

Interest expense was $151,069 for the three-month period ended April 30, 2001 compared to $184,831 for the same period in the prior year, or a decrease of $33,762.

Other income, net, decreased $10,598 for the three-month period ended April 30, 2001 compared to the three-month period ended April 30, 2000 principally as the result of currency translation adjustments.

The effective tax rate for the three-month period ended April 30, 2001 was 37.0% compared to 36.5% for the three-month period ended April 30, 2000.


Liquidity:

The Company's cash and cash equivalents were $9,492,386 on April 30, 2001 compared to $8,510,045 on January 31, 2001, an increase of $982,341. This increase is the net result of the positive cash flows provided by operating activities of $2,254,509, proceeds received from the sale of property and equipment amounting to $49,350, and proceeds of $30,000 received from the exercise of stock options, offset by payment of the quarterly cash dividend amounting to $479,756 (net of $38,406 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totalling $503,708, purchases of treasury stock amounting to $1,647, and investment in property and equipment amounting to $341,507. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $12,927,884 on April 30, 2001 compared to $14,208,689 on January 31, 2001, which represents a decrease of $1,280,805. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $14,417,415 on April 30, 2001 compared to $13,085,969 on January 31, 2001, an increase of $1,331,446. Inventory balances fluctuate depending upon market demand, the size and timing of orders, and varying lead times required.

Current liabilities amounted to $13,087,785 on April 30, 2001 compared to $12,957,995 on January 31, 2001, an increase of $129,790. Customer advances and accounts payable, offset by the reduction in accrued expenses and other current liabilities, accounted for the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2001, amounted to $2,254,509 compared with $2,075,410 in the three-month period ended April 30, 2000, an increase of $179,099.

Cash flows used in investing activities during the three-month period ended April 30, 2001 amounted to $292,157 compared with $159,383 for the three-month period ended April 30, 2000. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...


Financing activities during the three-month period ended April 30, 2001 utilized $955,111 of available resources compared to $1,942,003 for the three-month period ended April 30, 2000. The $986,892 decrease in cash flows used in financing activities is primarily due to $968,006 reduction in stock repurchases. The 2001 activity is the result of the payment of the quarterly cash dividend amounting to $479,756 (net of $38,406 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), reduction of long-term debt totalling $503,708, plus the purchase of treasury stock totalling $1,647, offset by the proceeds from the exercise of stock options totalling $30,000.

The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001 and June 8, 2001 to stockholders of record as of February 23, 2001 and May 25, 2001, respectively.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.


Cautionary Statement Concerning Forward-Looking Statements:

In this Management's Discussion and Analysis, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risk and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates", "believes", "estimates", "hopes" or other similar expressions. For those statements, we claim protection of the safe harbor for all forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in our filings with the Securities and Exchange Commission including without limitation our Annual Report on Form 10-K for the year ended January 31, 2001, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

o materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;

o    material changes in available technology;

o changes in our accounting rules promulgated by regulatory agencies, including the Securities and Exchange Commission, which could result in an impact on earnings;

o    unexpected results in our product development activities;

o    changes in our existing management;

o    unexpected changes in our execution of customers orders; and

o    changes in federal or state laws.

                               MET-PRO CORPORATION


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Required by Item 601 of Regulation S-K

         None

         (b)  Reports on Form 8-K

         There were no Reports on Form 8-K filed for the three-month period ended April 30, 2001.

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





                                             Met-Pro Corporation
                                             -----------------------------------
                                               (Registrant)




June 5, 2001                                 /s/ William L. Kacin
                                             -----------------------------------
                                             William L. Kacin,
                                             Chairman, President and
                                             Chief Executive Officer




June 5, 2001                                 /s/ Gary J. Morgan
                                             -----------------------------------
                                             Gary J. Morgan,
                                             Vice President - Finance,
                                             Secretary and Treasurer, Chief
                                             Financial Officer, Chief Accounting
                                             Officer and Director