Form 10-Q
period 2001-07-31
MET PRO CORP
filed 2001-08-30
CIK 65201

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


For the quarter ended: July 31, 2001           Commission file number: 001-07763


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


     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,153,275 (as of July 31, 2001).

================================================================================

                               MET-PRO CORPORATION


                                      INDEX


PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

         Consolidated balance sheet as of
                 July 31, 2001 and January 31, 2001..........................................................  2
         Consolidated statement of operations for the six-month and three-month periods ended July 31, 2001 and 2000........................................................  3
         Consolidated statement of stockholders' equity for the
                 six-month periods ended July 31, 2001 and 2000..............................................  4
         Consolidated statement of cash flows for the six-month
                 periods ended July 31, 2001 and 2000........................................................  5
         Notes to consolidated financial statements..........................................................  6
         Report of independent accountants...................................................................  8

   Item 2.    Management's Discussion and Analysis of the Financial Condition
                 and Results of Operations...................................................................  9


PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings.............................................................................. 13

   Item 2.    Changes in Securities and Use of Proceeds...................................................... 13

   Item 3.    Defaults Upon Senior Securities................................................................ 13

   Item 4.    Submissions of Matters to a Vote of Security Holders........................................... 13

   Item 5.    Other Information.............................................................................. 14

   Item 6.    Exhibits and Reports on Form 8-K

                 (a) Exhibits Required by Item 601 of Regulation S-K......................................... 14
                 (b) Reports on Form 8-K..................................................................... 14


SIGNATURES................................................................................................... 15

                              MET-PRO CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                 July 31,            January 31,
ASSETS                                                                             2001                 2001
----------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                  $8,609,876           $8,510,045
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $269,000 and
         $218,000, respectively                                                 13,459,230           14,208,689
     Inventories - Note 3                                                       14,050,983           13,085,969
     Prepaid expenses, deposits and other current assets                         1,305,026              958,722
     Deferred income taxes                                                         648,834              648,834
----------------------------------------------------------------------------------------------------------------
               Total current assets                                             38,073,949           37,412,259

Property, plant and equipment, net                                              13,211,051           13,009,247
Costs in excess of net assets of businesses acquired, net                       18,028,619           18,276,472
Other assets                                                                       409,162              453,363
----------------------------------------------------------------------------------------------------------------
               Total assets                                                    $69,722,781          $69,151,341
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities
     Current portion of long-term debt                                          $1,424,985           $1,833,014
     Accounts payable                                                            4,281,157            4,284,687
     Accrued salaries, wages and expenses                                        4,836,128            5,704,372
     Payroll and other taxes payable                                                33,764                8,808
     Dividend payable                                                              523,010              517,669
     Customers' advances                                                           544,694              609,445
----------------------------------------------------------------------------------------------------------------
               Total current liabilities                                        11,643,738           12,957,995

Long-term debt                                                                   7,500,000            8,100,000
Other non-current liabilities                                                      543,601              499,395
Deferred income taxes                                                              518,323              532,585
----------------------------------------------------------------------------------------------------------------
               Total liabilities                                                20,205,662           22,089,975
----------------------------------------------------------------------------------------------------------------

Stockholders' equity
      Common stock, $.10 par value; 18,000,000 shares
          authorized, 7,213,068 and 7,206,583 shares issued,
          of which 1,059,793 and 1,116,428 shares were reacquired
          and held in treasury at the respective dates                             721,307              720,658
      Additional paid-in capital                                                 7,808,481            8,139,799
      Retained earnings                                                         54,326,793           51,880,800
      Accumulated other comprehensive loss                                        (663,754)            (491,163)
      Treasury stock, at cost                                                  (12,675,708)         (13,188,728)
----------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                       49,517,119           47,061,366
----------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                      $69,722,781          $69,151,341
================================================================================================================

See accompanying notes to consolidated financial statements.

                              MET-PRO CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                     Six Months Ended                              Three Months Ended
                                                          July 31,                                      July 31,
                                              2001                   2000                      2001                  2000
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                 $37,927,825            $40,509,159               $20,371,781           $20,258,228

Cost of goods sold                         24,581,365             26,589,021                13,442,979            13,115,646
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                               13,346,460             13,920,138                 6,928,802             7,142,582

Operating expenses
   Selling                                  3,677,916              3,689,034                 1,834,209             1,877,455
   General and administrative               4,073,046              4,295,042                 2,160,159             2,177,998
-----------------------------------------------------------------------------------------------------------------------------
                                            7,750,962              7,984,076                 3,994,368             4,055,453
-----------------------------------------------------------------------------------------------------------------------------
Income from operations                      5,595,498              5,936,062                 2,934,434             3,087,129

Interest expense                             (290,997)              (360,681)                 (139,928)             (175,850)
Other income, net                             194,919                225,884                   108,542               128,909
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes                         5,499,420              5,801,265                 2,903,048             3,040,188
Provision for taxes                         2,007,286              2,117,462                 1,046,629             1,109,669
-----------------------------------------------------------------------------------------------------------------------------
Net income                                 $3,492,134             $3,683,803                $1,856,419            $1,930,519
=============================================================================================================================

Earnings per share, basic (1)                    $.57                   $.59                      $.30                  $.31

Earnings per share, diluted (2)                  $.57                   $.59                      $.30                  $.31

Cash dividend per share - declared (3)           $.17                   $.16                     $.085                  $.08

Cash dividend per share - paid (3)               $.17                   $.16                     $.085                  $.08
=============================================================================================================================


     (1) Basic earnings per share are based upon the weighted average number of shares outstanding of 6,124,960 and 6,217,327 in the six-month periods ended July 31, 2001 and 2000, respectively, and 6,118,371 and 6,248,061 in three-month periods ended July 31, 2001 and 2000, respectively.

     (2) Diluted earnings per share are based on the weighted average number of shares outstanding of 6,174,866 and 6,230,215 in the six-month periods ended July 31, 2001 and 2000, respectively, and 6,170,706 and 6,259,884 in the three-month periods ended July 31, 2001 and 2000, respectively.

     (3) The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001, June 8, 2001 and September 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001 and August 31, 2001, respectively. Quarterly dividends of $.08 per share were paid on March 10, 2000, June 9, 2000 and September 11, 2000 to stockholders of record as of February 25, 2000, May 26, 2000 and August 28, 2000, respectively.

See accompanying notes to consolidated financial statements.

                              MET-PRO CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (unaudited)

                                                                                        Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive     Treasury
                                               Stock       Capital        Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001                   $720,658     $8,139,799     $51,880,800     ($491,163)    ($13,188,728)    $47,061,366

Comprehensive income:
   Net income                                                              3,492,134
   Foreign currency translation                                                           (172,591)
       Total comprehensive income                                                                                         3,319,543

Dividends paid, $.085 per share                                             (523,131)                                      (523,131)
Dividends declared, $.085 per share                                         (523,010)                                      (523,010)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (6,485
   shares)                                        649         74,360                                                         75,009

Stock option transactions                                   (405,678)                                     1,497,931       1,092,253


Purchase of 69,390 shares of
    treasury stock                                                                                         (984,911)       (984,911)
------------------------------------------------------------------------------------------------------------------------------------

Balances, July 31, 2001                      $721,307     $7,808,481     $54,326,793     ($663,754)    ($12,675,708)    $49,517,119
====================================================================================================================================


                                                                                       Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive     Treasury
                                               Stock       Capital        Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000                   $718,919     $7,973,873     $46,087,476     ($403,993)    ($10,169,942)    $44,206,333

Comprehensive income:
   Net income                                                              3,683,803
   Foreign currency translation                                                           (103,790)
       Total comprehensive income                                                                                         3,580,013

Dividends paid, $.08 per share                                              (489,000)                                      (489,000)
Dividends declared, $.08 per share                                          (486,849)                                      (486,849)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (8,779
   shares)                                        878         79,230                                                         80,108

Purchase of 314,412 shares of
   treasury stock                                                                                        (2,978,555)     (2,978,555)
------------------------------------------------------------------------------------------------------------------------------------

Balances, July 31, 2000                      $719,797     $8,053,103     $48,795,430     ($507,783)    ($13,148,497)    $43,912,050
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                              MET-PRO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                     Six Months Ended
                                                                                          July 31,
                                                                                 2001                 2000
--------------------------------------------------------------------------------------------------------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net Income                                                                 $3,492,134           $3,683,803
   Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization                                           1,022,172            1,109,145
       Deferred income taxes                                                     (14,250)             (14,249)
       (Gain) loss on sale of property and equipment, net                         (9,254)               5,963
       Allowance for doubtful accounts                                            50,946              (35,167)
       (Increase) decrease in operating assets
          Accounts receivable                                                    633,640              (37,552)
          Inventories                                                         (1,025,646)             113,833
          Prepaid expenses and other current assets                             (275,073)             362,324
          Other assets                                                            (4,344)              34,422
        Increase (decrease) in operating liabilities
          Accounts payable, accrued expenses and taxes                          (891,814)              37,843
          Customers' advances                                                    (64,751)             539,278
          Other non-current liabilities                                           44,206               41,832
--------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                              2,957,966            5,841,475
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sales of property and equipment                                  66,171                2,000
   Acquisitions of property and equipment                                     (1,018,332)            (408,949)
--------------------------------------------------------------------------------------------------------------
        Net cash (used in) investing activities                                 (952,161)            (406,949)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Reduction of debt                                                          (1,008,029)          (1,003,317)
   Exercise of stock options                                                   1,092,253                   --
   Payment of dividends                                                         (965,791)            (920,191)
   Purchase of treasury shares                                                  (984,911)          (2,978,555)
--------------------------------------------------------------------------------------------------------------
        Net cash (used in) financing activities                               (1,866,478)          (4,902,063)
--------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                          (39,496)             (15,603)
--------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         99,831              516,860

Cash and cash equivalents at February 1                                        8,510,045            6,331,556
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                          $8,609,876           $6,848,416
==============================================================================================================

See accompanying notes to consolidated financial statements.

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries, Strobic Air Corporation, Flex-Kleen Canada Inc., and Mefiag B.V. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2001 and the results of operations for the six-month and three-month periods ended July 31, 2001 and 2000, and changes in stockholders' equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.



NOTE 3 - INVENTORIES

Inventories consisted of the following:


                                                     July 31,      January 31,
                                                       2001           2001
                                                  -------------  -------------
Raw materials                                       $8,343,930     $7,770,874
Work in progress                                     1,689,860      1,573,802
Finished goods                                       4,017,193      3,741,293
                                                  -------------  -------------
                                                   $14,050,983    $13,085,969
                                                  =============  =============




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flow from operating activities reflect cash payments for interest and income taxes as follows:


                                                    Six Months Ended July 31,
                                                       2001           2000
                                                  -------------  -------------
Cash paid during the period for:
     Interest                                         $293,585       $230,042
     Income taxes                                   $1,958,655     $1,586,183

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


Financial information by business segment is shown below:

                                                                           Six Months Ended July 31,
                                                                           2001                 2000
                                                                       ---------------------------------
  Net sales
     Product recovery/pollution control equipment                      $24,204,834          $25,940,266
     Fluid handling equipment                                           13,722,991           14,568,893
                                                                       ------------         ------------
                                                                       $37,927,825          $40,509,159
                                                                       ============         ============

  Income from operations
     Product recovery/pollution control equipment                       $3,209,024           $3,257,483
     Fluid handling equipment                                            2,386,474            2,678,579
                                                                        -----------         ------------
                                                                        $5,595,498           $5,936,062
                                                                        ===========         ============


                                                                          July 31,          January 31,
                                                                           2001                 2000
                                                                       ---------------------------------
 Identifiable assets
     Product recovery/pollution control equipment                      $41,298,389          $40,274,449
     Fluid handling equipment                                           18,903,957           18,785,577
                                                                       ------------         ------------
                                                                        60,202,346           59,060,026
     Corporate                                                           9,520,435           10,091,315
                                                                       ------------         ------------
                                                                       $69,722,781          $69,151,341
                                                                       ============         ============



NOTE 6 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB No. 141, "Business Combinations", and FASB No. 142, "Goodwill and Other Intangible Assets". FASB No. 141, which is effective for business combinations completed after June 30, 2001, requires among other things, that (1) the purchase method of accounting be used for all business combinations, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and
(3) additional information about acquired intangible assets be provided. FASB No. 142, which will become effective for the Company prospectively as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management will be required to test goodwill for impairment at least annually. As a result, amortization of existing goodwill will cease as of January 31, 2002.



NOTE 7 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                              MET-PRO CORPORATION



To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We  have  reviewed  the  accompanying  consolidated  balance  sheet  of  Met-Pro
Corporation and its wholly-owned subsidiaries as of July 31, 2001 and the related consolidated statements of operations, for the six-month and three-month periods ended July 31, 2001 and 2000 and stockholders' equity and cash flows for the six-month periods ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




Bala Cynwyd, Pennsylvania
August 16, 2001

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the six and three-month periods indicated, certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                              Six Months Ended                         Three Months Ended
                                                   July 31,                                  July 31,

                                          2001                2000                 2001                   2000
   --------------------------------------------------------------------------------------------------------------
   Net sales                              100.0%              100.0%               100.0%                 100.0%
   Cost of goods sold                      64.8%               65.6%                66.0%                  64.7%
   --------------------------------------------------------------------------------------------------------------
   Gross profit                            35.2%               34.4%                34.0%                  35.3%

   Selling                                  9.7%                9.1%                 9.0%                   9.3%
   General and administrative              10.7%               10.6%                10.6%                  10.7%
   --------------------------------------------------------------------------------------------------------------
   Income from operations                  14.8%               14.7%                14.4%                  15.3%

   Interest expense                         (.8%)               (.9%)                (.7%)                  (.9%)
   Other income, net                         .5%                 .5%                  .5%                    .6%
   --------------------------------------------------------------------------------------------------------------
   Income before taxes                     14.5%               14.3%                14.2%                  15.0%
   Provision for taxes                      5.3%                5.2%                 5.1%                   5.5%
   --------------------------------------------------------------------------------------------------------------
   Net income                               9.2%                9.1%                 9.1%                   9.5%
   ==============================================================================================================

Six Months Ended July 31, 2001 vs Six Months Ended July 31, 2000

Net sales for the six-month period ended July 31, 2001 were $37,927,825 compared to $40,509,159 for the six-month period ended July 31, 2000, a decrease of $2,581,334 or 6.3%. Sales in the Product Recovery/Pollution Control Equipment segment were $24,204,834 or $1,735,432 lower than the six-month period ended July 31, 2000 due to lower demand for our product recovery equipment. Sales in the Fluid Handling Equipment segment were $13,722,991 or $845,902 lower compared to the six-month period ended July 31, 2000 due primarily to decreased demand for our specialty pump equipment. We believe that the decreased demand in both business segments is attributed to a slowing economy.

Backlog at July 31, 2001 totaled $9,947,194 compared to $14,268,534 for the period ended July 31, 2000. In addition, at July 31, 2001, the Company had $4,052,676 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved, compared to $3,323,362 at the period ended July 31, 2000.

Net income for the six-month period ended July 31, 2001 was $3,492,134 compared to $3,683,803 for the six-month period ended July 31, 2000, a decrease of $191,669 or 5.2%. The decrease in net income is principally related to the lower sales in both of the Company's business segments during the period.

The gross margin for the six-month period ended July 31, 2001 was 35.2% versus 34.4% for the same period in the prior year due to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expense decreased $11,118 during the six-month period ended July 31, 2001 compared to the same period last year. Selling expense as a percentage of net sales was 9.7% for the six-month period ended July 31, 2001 compared to 9.1% for the six-month period ended July 31, 2000.

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

General and administrative expense was $4,073,046 for the six-month period ended July 31, 2001 compared to $4,295,042 for the same period last year, a decrease of $221,996. General and administrative expense as a percentage of net sales was 10.7% for the six-month period ended July 31, 2001 compared to 10.6% for the same period last year.

Interest expense was $290,997 for the six-month period ended July 31, 2001 compared to $360,681 for the same period in the prior year, or a decrease of $69,684. The reduction is the result of reduced borrowings.

Other income, net, decreased $30,965 for the six-month period ended July 31, 2001 compared to the six-month periods ended July 31, 2000.

The effective tax rate for the six-month periods ended July 31, 2000 and 2001 was 36.5%.


Three Months Ended July 31, 2001 vs Three Months Ended July 31, 2000

Net sales for the three-month period ended July 31, 2001 were $20,371,781 compared to $20,258,228 for the three-month period ended July 31, 2000, an increase of $113,553. Sales in the Product Recovery/Pollution Control Equipment segment were $13,843,124 or $952,241 higher than the three-month period ended July 31, 2000. Sales in the Fluid Handling Equipment segment were $6,528,657 or $838,688 lower compared to the three-month period ended July 31, 2000.

Net income for the three-month period ended July 31, 2001 was $1,856,419 compared to $1,930,519 for the three-month period ended July 31, 2000, a decrease of $74,100 or 3.8%. The decrease in net income is related to the lower sales volume in the Fluid Handling Equipment segment for the three-month period ended July 31, 2001.

The gross margin for the three-month period ended July 31, 2001 was 34.0% compared to 35.3% for the same period last year. The decrease is due to lower sales experienced in the Fluid Handling Equipment segment.

Selling expenses decreased $43,246 during the three-month period ended July 31, 2001 compared to the same period last year. As a percentage of net sales, selling expense decreased to 9.0% for the three-month period ended July 31, 2001 from 9.3% for the three-month period ended July 31, 2000.

General and administrative expense was $2,160,159 for the three-month period ended July 31, 2001 compared to $2,177,998 for the three-month period ended July 31, 2000, a decrease of $17,839. General and administrative expense for the three-month period ended July 31, 2001 was 10.6% of net sales, compared to 10.7% of net sales for the same period last year.

Interest expense was $139,928 for the three-month period ended July 31, 2001 compared to $175,850 for the same period in the prior year, or a decrease of 20.4%.

Other income, net, decreased $20,367 for the three-month period ended July 31, 2001 compared to the three-month period ended July 31, 2000.

The effective tax rate for the three-month period ended July 31, 2001 was 36.1% compared to 36.5% for the three-month period ended July 31, 2000.


Liquidity:

The  Company's  cash and  cash  equivalents  were  $8,609,876  on July 31,  2001 compared to $8,510,045 on January 31, 2001, an increase of $99,831. This increase is the net result of the following occurring during this six-month

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

period: cash flows provided by operating activities of $2,957,966, proceeds received from the exercise of stock options totaling $1,092,253 and proceeds received from the sale of equipment amounting to $66,171, offset by the payment of quarterly cash dividends amounting to $965,791 (net of $75,009 of dividends utilized by stockholders for stock purchases under the Dividend Reinvestment
Plan), payments on long-term debt totalling $1,008,029, purchases of treasury stock amounting to $984,911, investment in property and equipment amounting to $1,018,332 and exchange rate changes of $39,496. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,459,230 on July 31, 2001 compared to $14,208,689 on January 31, 2001, which represents a decrease of $749,459. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $14,050,983 on July 31, 2001 compared to $13,085,969 on January 31, 2001, an increase of $965,014. Inventory balances fluctuate depending upon market demand, the size and timing of orders, and varying lead times required.

Current liabilities amounted to $11,643,738 on July 31, 2001 compared to $12,957,995 on January 31, 2001, a decrease of $1,314,257. A reduction in accrued expenses, current portion of long-term debt and customer advances accounted for the decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating activities for the six-month period ended July 31, 2001 amounted to $2,957,966, compared with $5,841,475 for the six-month period ended July 31, 2000, a decrease of $2,883,509. This decrease in cash flows from operating activities was due principally to the increase in inventories and prepaid expenses and a decrease in accrued expenses for the period ended July 31, 2001.

Cash flows used in investing activities for the six-month period ended July 31, 2001 amounted to $952,161, compared with $406,949 for the six-month period ended July 31, 2000. The Company's investing activities principally consist of the acquisitions of property, plant and equipment in the two operating segments.

Financing activities for the six-month period ended July 31, 2001 utilized $1,866,478 of available resources compared to $4,902,063 for the six-month period ended July 31, 2000. The 2001 activity is the result of the payment of quarterly cash dividends amounting to $965,791 (net of $75,009 of dividends utilized for stock purchases under the Dividend Reinvestment Plan), reduction of long-term debt totaling $1,008,029, and the purchase of treasury stock totaling $984,911, offset by proceeds received by the exercise of stock options amounting to $1,092,253.

The Company paid $1,008,029 of scheduled debt during the six-month period ended July 31, 2001. The percentage of long-term debt to equity at July 31, 2001 decreased to 15.1% compared to 17.2% at January 31, 2001.

The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001, June 8, 2001, and September 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001, and August 31, 2001, respectively.

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

During the six-month period ended July 31, 2001 the Company repurchased a total of 69,390 shares under the 350,000 share repurchase program authorized on February 21, 2000, at a cost of $984,911, which was charged to stockholders' equity.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submissions of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on June 20, 2001. At that meeting, three proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect two Directors (with William L. Kacin and Nicholas DeBenedictis being the nominees) to serve until the 2004 Annual Meeting of Stockholders. Proposal 2 was to approve the adoption of the Met-Pro Corporation Year 2001 Equity Incentive Plan. Proposal 3 was to ratify the selection of Margolis & Company P.C. as independent certified public accountants for the Company's fiscal year ending January 31, 2002.

At the close of business on the record date for the meeting (which was April 30,
2001), there were 6,099,365 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 5,731,333 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:


                                                                                          Number of Votes

Proposals                                                              For           Against         Abstain         Unvoted
-------------------------------------------------------------------------------------------------------------------------------
Proposal 1 - Election of Directors
                   William L. Kacin                                  5,416,897         314,436              --              --
                   Nicholas DeBenedictis                             5,515,431         215,902              --              --
-------------------------------------------------------------------------------------------------------------------------------
Proposal 2 - Adoption of Met-Pro Corporation Year 2001
                 Equity Incentive Plan                               3,167,293         467,861         156,241       1,939,938
-------------------------------------------------------------------------------------------------------------------------------
Proposal 3 - Selection of Margolis
                 & Company P.C.                                      5,626,528          40,780          20,972          43,053
-------------------------------------------------------------------------------------------------------------------------------

Consequently, all proposals were adopted by the stockholders.

                              MET-PRO CORPORATION



Item 5.   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits Required by Item 601 of Regulation S-K

          None

          (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the six-month period ended July 31, 2001.

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





                                    Met-Pro Corporation
                                    --------------------------------------------
                                      (Registrant)




August 30, 2001                     /s/ William L. Kacin
                                    --------------------------------------------
                                    William L. Kacin,
                                    Chairman, President and
                                    Chief Executive Officer




August 30, 2001                     /s/ Gary J. Morgan
                                    --------------------------------------------
                                    Gary J. Morgan,
                                    Vice President  of  Finance,
                                    Secretary and Treasurer, Chief
                                    Financial Officer, Chief Accounting
                                    Officer and Director