Form 10-Q
period 2001-10-31
MET PRO CORP
filed 2001-12-04
CIK 65201

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


For the quarter ended: October 31, 2001        Commission file number: 001-07763



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

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,080,106 (as of October 31, 2001).


================================================================================

                                             MET-PRO CORPORATION


                                                    INDEX



PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements

       Consolidated balance sheet as of
             October 31, 2001 and January 31, 2001.......................................................  2
       Consolidated statement of operations for the nine-month and three-month periods ended October 31, 2001 and 2000.....................................................  3
       Consolidated statement of stockholders' equity for the
             nine-month periods ended October 31, 2001 and 2000..........................................  4
       Consolidated statement of cash flows for the nine-month
             periods ended October 31, 2001 and 2000.....................................................  5
       Notes to consolidated financial statements........................................................  6
       Report of independent accountants.................................................................  9

  Item 2.    Management's Discussion and Analysis of the Financial Condition
             and Results of Operations................................................................... 10


PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings........................................................................... 14

  Item 2.    Changes in Securities and Use of Proceeds................................................... 14

  Item 3.    Defaults Upon Senior Securities............................................................. 14

  Item 4.    Submissions of Matters to a Vote of Security Holders........................................ 14

  Item 5.    Other Information........................................................................... 14

  Item 6.    Exhibits and Reports on Form 8-K

             (a) Exhibits Required by Item 601 of Regulation S-K......................................... 14
             (b) Reports on Form 8-K..................................................................... 14


SIGNATURES............................................................................................... 15

                                               MET-PRO CORPORATION

                                           CONSOLIDATED BALANCE SHEET

                                                  (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                               October 31,          January 31,
ASSETS                                                                            2001                 2001
----------------------------------------------------------------------------------------------------------------
Current assets
      Cash and cash equivalents                                                $10,316,035           $8,510,045
      Accounts receivable, net of allowance for doubtful
         accounts of approximately $238,000 and
         $218,000, respectively                                                 11,445,923           14,208,689
      Inventories - Note 3                                                      14,220,332           13,085,969
      Prepaid expenses, deposits and other current assets                          931,788              958,722
      Deferred income taxes                                                        648,834              648,834
----------------------------------------------------------------------------------------------------------------
            Total current assets                                                37,562,912           37,412,259

Property, plant and equipment, net                                              12,572,418           13,009,247
Costs in excess of net assets of businesses acquired, net                       17,904,693           18,276,472
Other assets                                                                       389,392              453,363
----------------------------------------------------------------------------------------------------------------
            Total assets                                                       $68,429,415          $69,151,341
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities
      Current portion of long-term debt                                         $1,220,036           $1,833,014
      Accounts payable                                                           3,500,122            4,284,687
      Accrued salaries, wages and expenses                                       4,741,598            5,704,372
      Payroll and other taxes payable                                               71,104                8,808
      Dividend payable                                                             516,809              517,669
      Customers' advances                                                          443,897              609,445
----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                           10,493,566           12,957,995

Long-term debt                                                                   7,200,000            8,100,000
Other non-current liabilities                                                      565,704              499,395
Deferred income taxes                                                              511,204              532,585
----------------------------------------------------------------------------------------------------------------
            Total liabilities                                                   18,770,474           22,089,975
----------------------------------------------------------------------------------------------------------------

Stockholders' equity
      Common stock, $.10 par value; 18,000,000 shares
         authorized, 7,216,099 and 7,206,583 shares issued,
         of which 1,135,993 and 1,116,428 shares were reacquired
         and held in treasury at the respective dates                              721,610              720,658
      Additional paid-in capital                                                 7,845,163            8,139,799
      Retained earnings                                                         55,165,291           51,880,800
      Accumulated other comprehensive loss                                        (588,891)            (491,163)
      Treasury stock, at cost                                                  (13,484,232)         (13,188,728)
----------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                          49,658,941           47,061,366
----------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                         $68,429,415          $69,151,341
================================================================================================================

See accompanying notes to consolidated financial statements.

                                                    MET-PRO CORPORATION

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                        (unaudited)

                                                  Nine Months Ended                               Three Months Ended
                                                     October 31,                                      October 31,

                                            2001                    2000                       2001                2000
----------------------------------------------------------------------------------------------------------------------------
Net sales                                $54,291,770             $61,767,172                $16,363,945         $21,258,013
Cost of goods sold                        35,587,902              40,654,436                 11,006,537          14,065,415
----------------------------------------------------------------------------------------------------------------------------
Gross profit                              18,703,868              21,112,736                  5,357,408           7,192,598

Operating expenses
   Selling                                 5,433,301               5,469,811                  1,755,385           1,780,777
   General and administrative              5,928,874               6,449,342                  1,855,828           2,154,300
----------------------------------------------------------------------------------------------------------------------------
                                          11,362,175              11,919,153                  3,611,213           3,935,077
----------------------------------------------------------------------------------------------------------------------------
Income from operations                     7,341,693               9,193,583                  1,746,195           3,257,521

Interest expense                            (431,367)               (534,376)                  (140,370)           (173,695)
Other income, net                            723,466                 369,224                    528,547             143,340
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                        7,633,792               9,028,431                  2,134,372           3,227,166

Provision for taxes                        2,786,333               3,327,649                    779,047           1,210,187
----------------------------------------------------------------------------------------------------------------------------
Net income                                $4,847,459              $5,700,782                 $1,355,325          $2,016,979
============================================================================================================================

Earnings per share, basic (1)                   $.79                    $.92                       $.22                $.33

Earnings per share, diluted (2)                 $.79                    $.92                       $.22                $.33

Cash dividend per share - declared (3)         $.255                    $.24                      $.085                $.08

Cash dividend per share - paid (3)             $.255                    $.24                      $.085                $.08
============================================================================================================================


     (1) Basic earnings per share are based upon the weighted average number of shares outstanding of 6,118,139 and 6,173,505 in the nine-month periods ended October 31, 2001 and 2000, respectively, and 6,123,346 and 6,185,487 in three-month periods ended October 31, 2001 and 2000, respectively.

     (2) Diluted earnings per share are based on the weighted average number of shares outstanding of 6,155,894 and 6,189,773 in the nine-month periods ended October 31, 2001 and 2000, respectively, and 6,165,022 and 6,200,884 in the three-month periods ended October 31, 2001 and 2000, respectively.

     (3) The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001, June 8, 2001, September 10, 2001 and December 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001, August 31, 2001 and November 30, 2001, respectively. Quarterly dividends of $.08 per share were paid on March 10, 2000, June 9, 2000 and September 11, 2000 to stockholders of record as of February 25, 2000, May 26, 2000 and August 28, 2000, respectively.

See accompanying notes to consolidated financial statements.

                                                MET-PRO CORPORATION

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    (unaudited)

                                                                              Accumulated
                                                  Additional                     Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
----------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001           $720,658    $8,139,799   $51,880,800      ($491,163)       ($13,188,728)   $47,061,366

Comprehensive income:
   Net income                                                   4,847,459
   Foreign currency translation                                                  (97,728)
       Total comprehensive income                                                                                 4,749,731

Dividends paid, $.17  per share                                (1,046,159)                                       (1,046,159)
Dividends declared, $.085 per share                              (516,809)                                         (516,809)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (9,516
   shares)                                952       111,042                                                         111,994

Stock option transactions                          (405,678)                                       1,497,931      1,092,253

Purchase of 145,590 shares of
    treasury stock                                                                                (1,793,435)    (1,793,435)
----------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2001           $721,610    $7,845,163   $55,165,291      ($588,891)       ($13,484,232)   $49,658,941
============================================================================================================================


                                                                              Accumulated
                                                  Additional                     Other
                                       Common      Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
----------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000           $718,919    $7,973,873   $46,087,476      ($403,993)       ($10,169,942)   $44,206,333

Comprehensive income:
   Net income                                                   5,700,782
   Foreign currency translation                                                 (275,647)
       Total comprehensive income                                                                                 5,425,135

Dividends paid, $.16 per share                                   (975,849)                                         (975,849)
Dividends declared, $.08 per share                               (486,879)                                         (486,879)

Proceeds from issuance of
   common stock under dividend
   reinvestment plan (13,155
   shares)                              1,316       122,325                                                         123,641

Purchase of 318,412 shares of
   treasury stock                                                                                 (3,018,127)    (3,018,127)
----------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2000           $720,235    $8,096,198   $50,325,530      ($679,640)       ($13,188,069)   $45,274,254
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                               MET-PRO CORPORATION

                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  (unaudited)


                                                                                      Nine Months Ended
                                                                                          October 31,
                                                                                  2001                  2000
-----------------------------------------------------------------------------------------------------------------
                                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net Income                                                                   $4,847,459            $5,700,782
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                                               1,531,771             1,673,515
     Deferred income taxes                                                         (21,374)              (21,374)
     (Gain) loss on sale of property and equipment, net                           (468,380)                9,584
     Allowance for doubtful accounts                                                19,345                32,562
     (Increase) decrease in operating assets
       Accounts receivable                                                       2,699,142               287,722
       Inventories                                                              (1,158,100)             (145,353)
       Prepaid expenses and other current assets                                    97,559               176,945
       Other assets                                                                 (6,069)              (59,209)
     Increase (decrease) in operating liabilities
       Accounts payable, accrued expenses and taxes                             (1,750,633)            1,040,400
       Customers' advances                                                        (165,548)             (476,781)
       Other non-current liabilities                                                66,310                62,748
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                   5,691,482             8,281,541
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sales of property and equipment                                 1,090,941                 2,000
   Acquisitions of property and equipment                                       (1,291,302)             (784,322)
-----------------------------------------------------------------------------------------------------------------
     Net cash (used in) investing activities                                      (200,361)             (782,322)
-----------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
   Reduction of debt                                                            (1,512,978)           (1,505,834)
   Exercise of stock options                                                     1,092,253                    --
   Payment of dividends                                                         (1,451,834)           (1,363,507)
   Purchase of treasury shares                                                  (1,793,435)           (3,018,127)
-----------------------------------------------------------------------------------------------------------------
        Net cash (used in) financing activities                                 (3,665,994)           (5,887,468)
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            (19,137)              (42,726)
-----------------------------------------------------------------------------------------------------------------


Net increase in cash and cash equivalents                                        1,805,990             1,569,025

Cash and cash equivalents at February 1                                          8,510,045             6,331,556
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at October 31                                        $10,316,035            $7,900,581
=================================================================================================================

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



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2001 and the results of operations for the nine-month and three-month periods ended October 31, 2001 and 2000, and changes in stockholders' equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.



NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                     October 31,    January 31,
                                                        2001           2001
                                                   --------------  -------------

Raw materials                                         $8,444,496     $7,770,874
Work in progress                                       1,710,228      1,573,802
Finished goods                                         4,065,608      3,741,293
                                                   --------------  -------------
                                                     $14,220,332    $13,085,969
                                                   ==============  =============


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flow from operating activities reflect cash payments for interest and income taxes as follows:


                                                         Nine Months Ended
                                                            October 31,
                                                        2001           2000
                                                   -------------- --------------
Cash paid during the period for:
     Interest                                           $434,209       $620,652
     Income taxes                                     $2,683,556     $2,595,536

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - OTHER INCOME, NET

Other income, net was comprised of the following:

                                                         Nine Months Ended                  Three Months Ended
                                                            October 31,                        October 31,
                                                        2001            2000               2001           2000
                                                   ------------------------------     ---------------------------
 Gain/(loss) on sale of property
       and equipment                                  $468,380         ($9,584)          $459,126        ($3,621)
 Other, primarily interest income                      255,086         378,808             69,421        146,961
                                                   ------------------------------     ---------------------------
                                                      $723,466        $369,224           $528,547       $143,340
                                                   ==============================     ===========================



NOTE 6 - BUSINESS SEGMENT DATA

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


Financial information by business segment is shown below:


                                                               Nine Months Ended October 31,
                                                               2001                     2000
                                                            -------------------------------------
  Net sales
     Product recovery/pollution control equipment           $34,388,322              $39,616,215
     Fluid handling equipment                                19,903,448               22,150,957
                                                            ------------             ------------
                                                            $54,291,770              $61,767,172
                                                            ============             ============

  Income from operations
     Product recovery/pollution control equipment            $3,958,801               $5,325,510
     Fluid handling equipment                                 3,382,892                3,868,073
                                                            ------------             ------------
                                                             $7,341,693               $9,193,583
                                                            ============             ============


                                                            October 31,              January 31,
                                                               2001                     2001
                                                            -------------------------------------
  Identifiable assets
     Product recovery/pollution control equipment           $38,587,805              $40,274,449
     Fluid handling equipment                                18,727,330               18,785,577
                                                            ------------             ------------
                                                             57,315,135               59,060,026
     Corporate                                               11,114,280               10,091,315
                                                            ------------             ------------
                                                            $68,429,415              $69,151,341
                                                            ============             ============

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB No. 141, "Business Combinations", and FASB No. 142, "Goodwill and Other Intangible Assets". FASB No. 141, which is effective for business combinations completed after June 30, 2001, requires among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. FASB No. 142, which will become effective for the Company prospectively as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management will be required to test goodwill for impairment at least annually. While the company is still analyzing the effect of FASB No. 142 on the financial statements, a preliminary estimate of the annual amortization of goodwill and indefinite-lived intangible assets that will cease in the fiscal year ending January 31, 2003 is approximately $0.5 million.



NOTE 8 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                               MET-PRO CORPORATION




To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2001 and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2001 and 2000 and stockholders' equity and cash flows for the nine-month periods ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




Bala Cynwyd, Pennsylvania
November 16, 2001

                              MET-PRO CORPORATION



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the nine and three-month periods indicated, certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.



                                             Nine Months Ended                        Three Months Ended
                                                October 31,                               October 31,

                                          2001                2000                 2001                2000
   -----------------------------------------------------------------------------------------------------------
   Net sales                             100.0%              100.0%               100.0%               100.0%
   Cost of goods sold                     65.6%               65.8%                67.3%                66.2%
   -----------------------------------------------------------------------------------------------------------
   Gross profit                           34.4%               34.2%                32.7%                33.8%

   Selling                                10.0%                8.9%                10.7%                 8.4%
   General and administrative             10.9%               10.4%                11.3%                10.1%
   -----------------------------------------------------------------------------------------------------------
   Income from operations                 13.5%               14.9%                10.7%                15.3%

   Interest expense                        (.8%)               (.9%)                (.9%)                (.8%)
   Other income, net                       1.3%                 .6%                 3.2%                  .7%
   -----------------------------------------------------------------------------------------------------------
   Income before taxes                    14.0%               14.6%                13.0%                15.2%
   Provision for taxes                     5.1%                5.4%                 4.7%                 5.7%
   -----------------------------------------------------------------------------------------------------------
   Net income                              8.9%                9.2%                 8.3%                 9.5%
   -----------------------------------------------------------------------------------------------------------


Nine Months Ended October 31, 2001 vs Nine Months Ended October 31, 2000

Net sales for the nine-month period ended October 31, 2001 were $54,291,770 compared to $61,767,172 for the nine-month period ended October 31, 2000, a decrease of $7,475,402 or 12.1%. Sales in the Product Recovery/Pollution Control Equipment segment were $34,388,322 or $5,227,893 lower than the nine-month period ended October 31, 2000. Sales in the Fluid Handling Equipment segment were $19,903,448 or $2,247,509 lower compared to the nine-month period ended October 31. We believe that the decreased demand in both business segments is attributed to a slowing economy.

Backlog at October 31, 2001 totaled $10,951,097 compared to $11,358,413 at October 31, 2000. In addition, at October 31, 2001, the Company had $4,003,234 of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved, compared to $4,245,571 at October 31, 2000.

Net income for the nine-month period ended October 31, 2001 was $4,847,459 compared to $5,700,782 for the nine-month period ended October 31, 2000, a decrease of $853,323 or 15.0%. The decrease in net income is principally related to the lower sales in both of the Company's business segments during the period.

The gross margin for the nine-month period ended October 31, 2001 was 34.4% versus 34.2% for the same period in the prior year.

Selling expense decreased $36,510 during the nine-month period ended October 31, 2001 compared to the same period last year. Selling expense as a percentage of net sales was 10.0% for the nine-month period ended October 31, 2001 compared to 8.9% for the nine-month period ended October 31, 2000.

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

General and administrative expense was $5,928,874 for the nine-month period ended October 31, 2001 compared to $6,449,342 for the same period last year, a decrease of $520,468. General and administrative expense as a percentage of net sales was 10.9% for the nine-month period ended October 31, 2001 compared to 10.4% for the same period last year. This reduction is related to the overall reduction in compensation expense and amortization expenses for certain intangible assets which are fully amortized.

Interest expense was $431,367 for the nine-month period ended October 31, 2001 compared to $534,376 for the same period in the prior year, a decrease of $103,009. The reduction is the result of lower principal balances on the scheduled repayment of debt.

Other income, net, totaling $723,466 at October 31, 2001 consisted of interest income on short-term investments and a $468,380 net gain on the sale of property and equipment. In September 2001, the Company sold property and equipment associated with the Systems Division's operations in West Chester, Pennsylvania resulting in the majority of this gain. These operations were relocated to a leased facility in Towamencin, Pennsylvania. Other income, net, of $369,224 at
October  31,  2000  consisted   primarily  of  interest   income  on  short-term
investments.

The effective tax rate for the nine-month period ended October 31, 2001 was 36.5% compared to 36.9% for the nine-month period ended October 31, 2000.


Three Months Ended October 31, 2001 vs Three Months Ended October 31, 2000

Net sales for the three-month period ended October 31, 2001 were $16,363,945 compared to $21,258,013 for the three-month period ended October 31, 2000, a decrease of $4,894,068. Sales in the Product Recovery/Pollution Control Equipment segment were $10,183,488 or $3,492,461 lower than the three-month period ended October 31, 2000. Sales in the Fluid Handling Equipment segment were $6,180,457 or $1,401,607 lower compared to the three-month period ended October 31, 2000.

Net income for the three-month period ended October 31, 2001 was $1,355,325 compared to $2,016,979 for the three-month period ended October 31, 2000, a decrease of $661,654 or 32.8%. The decrease in net income is related to the lower sales volume in both the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment segments for the three-month period ended October 31, 2001.

The gross margin for the three-month period ended October 31, 2001 was 32.7% compared to 33.8% for the same period last year. The decrease is related to lower gross margins in the Product Recovery/Pollution Control Equipment segment for the three-month period ended October 31, 2001.

Selling expenses decreased $25,392 during the three-month period ended October 31, 2001 compared to the same period last year. As a percentage of net sales, selling expense increased to 10.7% for the three-month period ended October 31, 2001 from 8.4% for the three-month period ended October 31, 2000.

General and administrative expense was $1,855,828 for the three-month period ended October 31, 2001 compared to $2,154,300 for the three-month period ended October 31, 2000, a decrease of $298,472. General and administrative expense for the three-month period ended October 31, 2001 was 11.3% of net sales, compared to 10.1% of net sales for the same period last year.

Interest expense was $140,370 for the three-month period ended October 31, 2001 compared to $173,695 for the same period in the prior year, a decrease of 19.2%.

Other income, net, totaling $528,547 for the three months ended October 31, 2001 consisted of interest income on short-term investments and a $459,126 net gain on the sale of property and equipment associated with the Systems Division's operations in West Chester, Pennsylvania. Other income, net, of $143,340 for the three months ended October 31, 2000 consisted primarily of interest income on short-term investments.

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

The effective tax rate for the three-month period ended October 31, 2001 was 36.5% compared to 37.5% for the three-month period ended October 31, 2000.

Liquidity:

The Company's cash and cash equivalents were $10,316,035 on October 31, 2001 compared to $8,510,045 on January 31, 2001, an increase of $1,805,990. This increase is the net result of the following occurring during this nine-month period: cash flows provided by operating activities of $5,691,482, proceeds received from the exercise of stock options totaling $1,092,253 and proceeds received from the sale of property and equipment amounting to $1,090,941, offset by the payment of quarterly cash dividends amounting to $1,451,834 (net of $111,994 of dividends utilized by stockholders for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totalling $1,512,978, purchases of treasury stock amounting to $1,793,435, investment in property and equipment amounting to $1,291,302 and exchange rate changes of $19,137. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $11,445,923 on October 31, 2001 compared to $14,208,689 on January 31, 2001, a decrease of $2,762,766. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment combined with lower sales, resulted in this decrease.

Inventories were $14,220,332 on October 31, 2001 compared to $13,085,969 on January 31, 2001, an increase of $1,134,363. Inventory balances fluctuate depending upon market demand, the size and timing of orders, and varying lead times required.

Current liabilities amounted to $10,493,566 on October 31, 2001 compared to $12,957,995 on January 31, 2001, a decrease of $2,464,429. A reduction in accounts payable and accrued expenses, current portion of long-term debt and customer advances accounted for the decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company anticipates no change in this situation in the immediate future.


Capital Resources and Requirements:

Cash flows provided by operating activities for the nine-month period ended October 31, 2001 amounted to $5,691,482, compared with $8,281,541 for the nine-month period ended October 31, 2000, a decrease of $2,590,059. This decrease in cash flows from operating activities was due principally to the increase in inventories and a decrease in net income and accrued expenses for the period ended October 31, 2001, offset by an increase in accounts receivable collections.

Cash flows used in investing activities for the nine-month period ended October 31, 2001 amounted to $200,361, compared with $782,322 for the nine-month period ended October 31, 2000. The Company's investing activities for the nine-month period ended October 31, 2001 consisted of the acquisitions of property and equipment in both business segments, offset by proceeds received from the sale of property and equipment associated with the Systems Division's operations in West Chester, Pennsylvania. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position in the markets in which we serve.

                              MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

Financing activities for the nine-month period ended October 31, 2001 utilized $3,665,994 of available resources compared to $5,887,468 for the nine-month period ended October 31, 2000. The 2001 activity is the result of the payment of quarterly cash dividends amounting to $1,451,834 (net of $111,994 of dividends utilized by stockholders for stock purchases under the Dividend Reinvestment
Plan), reduction of long-term debt totaling $1,512,978, and the purchase of treasury stock totaling $1,793,435, offset by proceeds received by the exercise of stock options amounting to $1,092,253.

The Company paid $1,512,978 of scheduled debt during the nine-month period ended October 31, 2001. The percentage of long-term debt to equity at October 31, 2001 decreased to 14.5% compared to 17.2% at January 31, 2001.

The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001, June 8, 2001, September 10, 2001 and December 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001, August 31, 2001 and November 30, 2001, respectively.

During the nine-month period ended October 31, 2001, the Company had repurchased a total of 145,590 shares consisting of 96,499 shares under the Stock Repurchase Program authorized on February 21, 2000 and 49,091 shares under the Stock Repurchase Program authorized on December 15, 2000, at a cost of $1,793,435, which was charged to stockholders' equity.

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

o    changes  in  our  accounting  rules  promulgated  by  regulatory  agencies,
     including  the  Securities  and  Exchange   Commission  and  the  Financial
     Accounting Standards Board, which could result in an impact on earnings;

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

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits Required by Item 601 of Regulation S-K

          None

          (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the nine-month period ended October 31, 2001.

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





                                             Met-Pro Corporation
                                             -----------------------------------
                                             (Registrant)




December 4, 2001                             /s/ William L. Kacin
                                             -----------------------------------
                                             William L. Kacin,
                                             Chairman, President and
                                             Chief Executive Officer




December 4, 2001                             /s/ Gary J. Morgan
                                             -----------------------------------
                                             Gary J. Morgan,
                                             Vice President  of  Finance,
                                             Secretary and Treasurer, Chief
                                             Financial Officer, Chief Accounting
                                             Officer and Director