Form 10-K
period 2002-01-31
MET PRO CORP
filed 2002-04-30
CIK 65201

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


For fiscal year ended: January 31, 2002         Commission file number 001-07763


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

    The number of shares outstanding of the Registrant's Common Stock was 6,086,608 as of April 25, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $92,212,111 as of April 25, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Form 10-K
                                                                     Part Number
                                                                     -----------
    Portions of Registrant's Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant's Annual Meeting of
Stockholders to be held on June 12, 2002.................................III
================================================================================

                                                            INDEX
                                                                                                                           Page
PART I
         Item 1.  Business.................................................................................................  1
         Item 2.  Properties...............................................................................................  7
         Item 3.  Legal Proceedings........................................................................................  8
         Item 4.  Submission of Matters to a Vote of Security Holders......................................................  8

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................  9
         Item 6.  Selected Financial Data.................................................................................. 10
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 11
         Item 7A. Quantitative and Qualitative Disclosure About Market Risks............................................... 15
         Item 8.  Financial Statements and Supplementary Data.............................................................. 16
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................... 34

PART III
         Item 10. Directors and Executive Officers of the Registrant....................................................... 34
         Item 11. Executive Compensation................................................................................... 34
         Item 12. Security Ownership of Certain Beneficial Owners and Management........................................... 34
         Item 13. Certain Relationships and Related Transactions........................................................... 34

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................... 35

SIGNATURES................................................................................................................. 38

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

     Product Recovery/Pollution Control Equipment Segment

     This segment is composed of the following six divisions and/or subsidiaries of the Company: Flex-Kleen Division; Stiles-Kem Division; Sethco Division; Strobic Air Corporation; Duall Division; and Systems Division.

     Flex-Kleen Division, located in Itasca, Illinois, operating with the Company's wholly-owned subsidiary, Flex-Kleen Canada Inc., is a leading supplier of product recovery and dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. While some of Flex-Kleen's products are also used for nuisance collection of particulates to conform to environmental concerns, the overwhelming portion of its sales activity is for product collection and is process driven. At present,
Flex-Kleen's products are sold through 77 manufacturer's representatives in 37 offices located across the United States and 12 manufacturer's representatives located in four offices throughout Canada.

Stiles-Kem Division, located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds which have been used in the public drinking water industry for 47 years. Stiles-Kem products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet existing state and federal guidelines. The products are sold both directly through regional sales representatives and through a network of distributors located in the United States and Canada.

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

     Systems Division, located in Kulpsville,  Pennsylvania,  is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division's air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents, low temperature oxidation catalysts and a catalyst specially designed for regenerative catalytic oxidizer applications.

     Fluid Handling Equipment Segment

     This  segment  is  composed  of  the  following   four   divisions   and/or
subsidiaries of the Company: Mefiag; Keystone Filter Division; Dean Pump Division; and Fybroc Division.

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

     Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic ("FRP") centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc's second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc's pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). During the year, Fybroc continued to expand the FRP centrifugal magnetic drive pump line which now offers five sizes available in both our standard vinyl ester resin and our EY-2 epoxy resin. We have also added three additional sizes to the metric version of this pump in order to attract and expand our international product coverage. Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Fybroc's EY-2 material is expected to allow it to enter new markets such as pharmaceutical, petrochemical, fertilizer and pesticides. A worldwide distributor network provides sales, engineering and customer service.


     The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:


                                          Percentage of Net Sales
                                       Fiscal Year Ended January 31,
                              2002                  2001                   2000
                            ----------------------------------------------------
     United States            84.3%                 79.5%                  83.7%
     Foreign                  15.7%                 20.5%                  16.3%
                            ----------------------------------------------------
     Net Sales               100.0%                100.0%                 100.0%
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

     The principal goals of the Company's research programs are maintaining the Company's technological capabilities in the production of product recovery/pollution control equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

     Research and development expenses were $1.0 million, $0.8 million and $0.8 million for each of the years ended January 31, 2002, 2001 and 2000, respectively.


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


Backlog:

     Generally, the Company's customers do not enter into long-term contracts, but rather issue purchase orders that are accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders, considered to be firm, totaled $9,931,016 and $9,529,541 as of January 31, 2002 and 2001, respectively. This does not include an additional $4,319,024 and $5,469,863 of orders in-house as of January 31, 2002 and 2001, respectively, which, according to our longstanding policy, are not included in the backlog until completed drawings have been approved. The Company expects that substantially all of the backlog that existed as of January 31, 2002 will be shipped during the ensuing fiscal year.


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


Employees:

     As of January 31, 2002, the Company employed 361 people, of whom 140 were involved in manufacturing, and 221 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 20 years and considers its employee relations to be good.

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

     For information concerning foreign net sales on a segment basis, reference is made to the Consolidated Business Segment Data contained on page 22.

Executive Officers of the Company:


     The following table sets forth certain information regarding the Executive Officers of the Company:

     William L. Kacin, age 70, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. He was elected Chairman of the Board of Directors in June 1999 and Chief Executive Officer, President and Director in February 1993. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

     Raymond J. De Hont, age 48, is Chief Operating Officer of the Company, to which office he was elected in June 2000. Mr. De Hont served as Vice President and General Manager of the Company's Fybroc Division from 1995 to June 2000. In October 1999, he also assumed the responsibilities of General Manager for the Company's Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont's management positions at Air and Water Technologies included Vice President and General Manager of Flex-Kleen Corporation, which is now a division of Met-Pro Corporation.

     Gary J. Morgan, CPA, age 47, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was elected Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company's Corporate Controller immediately prior to October 1997.

     Mark A. Betchaver, age 52, is Vice President of the Company and General Manager of the Sethco Division, to which office he was elected in June 1993. He joined the Company in 1972.

     James G. Board, age 48, is Vice President and General Manager of the Company's Dean Pump and Fybroc Divisions, to which office he was elected in December 2000. For more than five years prior thereto, Mr. Board was employed by Tuthill Energy Systems since September 1997, as Director of Sales and prior to joining Tuthill Energy Systems held the position as Salesman for Oliver and Laughten Equipment Company, Inc. since September 1982.

     Thomas V. Edwards, age 48, is Vice President of the Company and General Manager of the Systems Division, to which office he was elected in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

     Sonja M. Haggert, age 48, is Vice President of the Company and General Manager of the Keystone Filter Division, to which office she was elected in February 1993. She joined the Company in 1978, and prior to her present position, held the position of Distributor Sales Manager of the Division.

     Hans J. D. Huizinga, age 51, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, Holland, an office to which he was elected in August 1993. He was employed by Mefiag B.V. for over five years as Managing Director for the predecessor of Mefiag B.V. prior to becoming an employee of the Company's subsidiary on June 30, 1993, when we acquired that company.

     Gregory C. Kimmer, age 47, is Vice President of the Company and General Manager of the Duall Division, to which office he was elected in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

     William F. Mersch, age 48, is Vice President of the Company and General Manager of the Stiles-Kem Division, to which office he was elected in October 1996. He joined the Company in June 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation, in which his last position was Vice President Sales and Marketing.

     Robert P. Replogle, age 61, is Vice President of the Company and Director of the International Sales Division and the Mefiag Division, to which offices he was elected in December 1995. He joined the Company in December 1973 and prior to his present position, held the position of Director of the International Sales Division and the Mefiag Division.

     Paul A. Tetley, age 43, is Vice President of the Company and General Manager of Strobic Air Corporation, to which office he was elected in December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company's acquisition of Strobic Air Corporation and prior to his present position held the position of Director of Operations. For more than five years prior thereto, Mr. Tetley was employed by the predecessor entity as a Plant Manager.

     Richard J. Wilmoth, age 55, is Vice President of the Company and General Manager of the Flex-Kleen Division, to which office he was elected in April
2001. For more than five years prior thereto, Mr. Wilmoth was employed by UOP LLC, as Managing Director of the UOP Asia joint venture.

     There are no family relationships between any of the Directors or Executive Officers of the Company. Each officer serves at the pleasure of the Board of Directors.

Item 2.  Properties:

     The following manufacturing and production facilities were owned or leased by the Company at January 31, 2002:


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

Sethco Division                     30,000 square feet, cement                   4 acres in Hauppauge,             Owned
                                    block with brick facing                      Long Island, New York
                                    built 1982

Fybroc Division                     47,500 square feet, cement                   8 acres in Telford,               Owned
                                    building with brick facing,                  Pennsylvania
                                    built 1991

Keystone Filter Division            31,000 square feet, cement                   2.3 acres in Hatfield,            Owned
                                    block, built 1978                            Pennsylvania

Systems Division                    3,375 square feet,                           Kulpsville, Pennsylvania          Leased(1)
                                    brick building

Dean Pump Division                  66,000 square feet, metal                    17.1 acres in                     Owned
                                    building                                     Indianapolis, Indiana

Duall Division                      63,000 square feet, metal                    7 acres in Owosso,                Owned
                                    and masonry building                         Michigan

Stiles-Kem Division                 22,000 square feet, cement                   2.55 acres in                     Owned
                                    block building, built 1996                   Waukegan, Illinois

Flex-Kleen Division                 13,760 square feet, brick                    Itasca, Illinois                  Leased(2)
                                                                                 building

                                    37,320 square feet, metal                    Sharpsburg, North Carolina        Leased(3)
                                    building

Mefiag B.V.                         17,200 square feet, metal                    1.1 acres in                      Owned
                                    and masonry building                         Heerenveen, Holland

                                    Vacant land                                  3 acres in Heerenveen, Holland    Owned

Flex-Kleen Canada Inc.              5,880 square feet, masonry                   Markham, Ontario, Canada          Leased(4)
                                    building

(1) Systems Division's lease for the Sales and Engineering facility in Kulpsville, Pennsylvania expires on February 9, 2003. The term of this lease may be extended by Systems Division for two one (1) year periods.

(2) Flex-Kleen Division's lease for the operation in Itasca, Illinois expires on November 30, 2002. The term of this lease may be renewed by Flex-Kleen Division for an additional five year period.

(3) Flex-Kleen Division's lease for the warehouse in Sharpsburg, North Carolina expires on October 29, 2003.

(4) Flex-Kleen Canada Inc.'s lease for the sales and warehouse facility in Markham, Ontario, Canada expires on March 31, 2003.

Item 3.  Legal Proceedings:

     There are no material pending legal proceedings to which the Company is a party as of the date of this Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2002.

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


                                                                    Quarter ended
Year ended January 31, 2002                         April         July         October         January
-------------------------------------------------------------------------------------------------------
Price range of common stock:
  High                                              $13.17        $15.25       $14.08          $13.44
  Low                                                11.00         12.65         9.90           11.17
  Cash dividend paid                                  .085          .085         .085            .085

Year ended January 31, 2001                         April         July         October         January
-------------------------------------------------------------------------------------------------------
Price range of common stock:
   High                                             $10.19        $10.63       $10.45          $11.72
   Low                                                8.75          8.38         9.56            9.75
   Cash dividend paid                                  .08           .08          .08             .08

     There were 727 registered stockholders at January 31, 2002, and the Company estimates that there are approximately 2,000 additional stockholders with stock held in street name.

     The Board of Directors declared quarterly dividends of $.085 per share payable on March 9, 2001, June 8, 2001, September 10, 2001 and December 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001, August 31, 2001 and November 30, 2001.

     During the third quarter of fiscal year ended 2002, the Company completed the purchase of 350,000 shares of its Common Stock, which was authorized under a stock buyback program approved by the Board of Directors on February 21, 2000.

     On December 15, 2000, the Board of Directors authorized an additional 300,000 share stock buyback program after the balance of the shares remaining from the Company's February 21, 2000 stock buyback program are purchased. The Company repurchased an aggregate of 145,590 shares under the combined stock buyback programs during the year ended January 31, 2002.

Item 6.  Selected Financial Data:

                                                                              Years ended January 31,
                                                     2002            2001            2000            1999            1998
------------------------------------------------------------------------------------------------------------------------------
Selected Operating Statement Data
Net sales                                        $70,088,446      $81,203,550     $78,449,992     $67,390,488     $62,387,870
Income from operations                             9,451,925       12,513,886      11,410,679      11,199,867      11,021,314
Net income                                         6,189,317        7,773,720       7,072,642       7,151,052       7,116,481
EBITDA (a)                                        11,497,932       14,736,541      13,826,535      13,287,878      12,851,944
Earnings per share, basic                               1.01             1.26            1.08            1.04            1.01
Earnings per share, diluted                             1.01             1.26            1.08            1.03            1.00

Selected Balance Sheet Data
Current assets                                   $37,411,679      $37,412,259     $35,722,971     $38,683,453     $36,067,260
Current liabilities                                9,598,600       12,957,995      13,681,578      14,387,868      11,267,545
Working capital                                   27,813,079       24,454,264      22,041,393      24,295,585      24,799,715
Current ratio                                            3.9              2.9             2.6             2.7             3.2
Total assets                                      68,070,192       69,151,341      68,641,983      72,888,641      57,984,240
Long-term obligations                              7,125,195        8,100,000       9,933,014      11,941,954       2,242,047
Total stockholders' equity                        50,279,394       47,061,366      44,206,333      45,925,107      43,840,829
Total capitalization                              57,404,589       55,161,366      54,139,347      57,867,061      46,082,876
Return on average total assets, %                        9.0             11.3            10.0            10.9            12.5
Return on average stockholders' equity, %               12.7             17.0            15.7            15.9            16.9

Other Financial Data
Net cash flows from operating activities          $8,301,567      $10,047,845     $10,204,749      $7,990,115      $7,351,850
Capital expenditures                               1,631,356        1,023,682       1,193,559       1,191,616       1,356,065
Stockholders' equity per share                          8.27             7.73            6.92            6.76            6.27
Cash dividends paid per share (b)                        .34              .32             .48             .30             .27
Average common shares, basic                       6,109,141        6,152,325       6,542,210       6,907,654       7,053,071
Average common shares, diluted                     6,143,837        6,173,437       6,576,820       6,955,892       7,144,931
Shares of common stock outstanding                 6,083,172        6,090,155       6,391,242       6,794,898       6,993,473
==============================================================================================================================

(a) EBITDA represents income from operations before taxes, interest expense, interest income, and depreciation and amortization expenses.

(b) Fiscal year ended January 31, 2000 included an annual dividend of $.32 per share payable on April 23, 1999 and quarterly dividends of $.08 per share payable on September 10, 1999 and December 10, 1999, resulting from the Company's change from an annual to a quarterly dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K together with "Factors that May Affect Future Results" elsewhere in this Management's Discussion and Analysis of Financial Condition and Result of Operations.


Results of Operations:

     The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

                                                                           Years ended January 31,
                                                                      2002          2001         2000
-------------------------------------------------------------------------------------------------------
Net sales                                                            100.0%        100.0%       100.0%
Cost of goods sold                                                    65.7%         65.6%        65.8%
-------------------------------------------------------------------------------------------------------
Gross profit                                                          34.3%         34.4%        34.2%
Selling, general and administrative expense                           20.8%         19.0%        19.6%
-------------------------------------------------------------------------------------------------------
Income from operations                                                13.5%         15.4%        14.6%

Interest expense                                                       (.8%)         (.8%)       (1.1%)
Other income, net                                                      1.2%           .6%          .6%
-------------------------------------------------------------------------------------------------------
Income before taxes                                                   13.9%         15.2%        14.1%

Provision for taxes                                                    5.1%          5.6%         5.1%
-------------------------------------------------------------------------------------------------------
Net income                                                             8.8%          9.6%         9.0%
=======================================================================================================

FYE 2002 vs FYE 2001:

     Net sales for the fiscal year ended January 31, 2002 were $70.1 million compared to $81.2 million for the fiscal year ended January 31, 2001, a decrease of $11.1 million. Sales in the Product Recovery/Pollution Control Equipment segment were $44.5 million, $7.2 million lower than the same period last year. Sales in the Fluid Handling Equipment segment were $25.6 million, $4.0 million lower compared to the fiscal year ended January 31, 2001. We believe that the decreased demand in both business segments is attributed to a slowing economy.

     Foreign sales decreased to $11.0 million for the fiscal year ended January 31, 2002, compared to $16.6 million for the same period last year. Foreign sales decreased 25.4% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were 43.0% lower than the prior fiscal year due to lower demand for our fume and odor control equipment.

     Net income for the fiscal year ended January 31, 2002 was $6.2 million compared to $7.8 million for the fiscal year ended January 31, 2001, a decrease of $1.6 million. The decrease in net income is principally related to lower sales in both business segments during the period.

     The gross margin for the fiscal year ended January 31, 2002 decreased slightly to 34.3% versus 34.4% for the prior year.

     Selling expense was $7.0 million for the fiscal year ended January 31, 2002 or a slight decrease from the prior fiscal year. Selling expense as a percentage of net sales was 10.0% compared to 8.7% for the prior fiscal year.

     General and administrative expense was $7.6 million for the fiscal year ended January 31, 2002 compared to $8.4 million for the same period last year. General and administrative expense as a percentage of net sales was 10.8% for the fiscal year ended January 31, 2002 compared to 10.3% for the prior fiscal year. This reduction, in dollars, is related to the overall reduction in compensation expense and amortization expenses for certain intangible assets which are fully amortized.

     Interest expense was $0.6 million for the fiscal year ended January 31, 2002 compared to $0.7 million in the prior fiscal year. During the fiscal year ended January 31, 2002, the Company reduced its long-term debt by $1.7 million.

     Other income totaling $0.9 million for the fiscal year ended January 31, 2002 consisted of interest income on short-term investments and a $0.5 million gain on the sale of property and equipment. In September 2001, the Company sold property and equipment associated with the Systems Division's operations in West Chester, Pennsylvania resulting in the majority of this gain. These operations were relocated to a leased facility in Kulpsville, Pennsylvania. Other income of $0.5 million for the fiscal year ended January 31, 2001 consisted primarily of interest income on short-term investments.

     The effective tax rate decreased to 36.5% for the fiscal year ended January 31, 2002 from 37.0% for the prior year.


FYE 2001 vs FYE 2000:

     Net sales for the fiscal year ended January 31, 2001 set a new record of $81.2 million compared to $78.4 million for the fiscal year ended January 31, 2000, an increase of $2.8 million. This was the eighth consecutive year that net sales achieved a new record. Sales in the Product Recovery/Pollution Control Equipment segment decreased slightly to $51.7 million due primarily to decreased demand for our product recovery and pollution control equipment. Sales in the Fluid Handling Equipment segment were $29.6 million, 11.2% higher than the prior fiscal year, due to an increased demand for our specialty pump equipment.

     Foreign sales increased to $16.6 million for the fiscal year ended January 31, 2001, which is 30.4% higher than the prior year. This increase was due to higher sales in Europe and Pacific Rim markets. Foreign sales increased 26.9% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were 34.7% higher than the prior fiscal year due to higher demand for our fume and odor control equipment.

     Net income of $7.8 million for the fiscal year ended January 31, 2001 was the highest in the Company's history, 9.9% higher than the earnings level of the prior year.

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

     Other income was $0.5 million for each of the fiscal years ended January 31, 2001 and 2000. Other income consisted primarily of interest income on short-term investments in both years.

     The effective tax rate increased to 37.0% for the fiscal year ended January 31, 2001 from 36.1% for the prior year.

Liquidity:

     Cash and cash equivalents were $11.8 million on January 31, 2002, an increase of $3.3 million over the previous year. This increase is the net result of positive cash flows provided by operating activities of $8.3 million, proceeds from the sale of property and equipment totalling $1.1 million and proceeds from the exercise of stock options amounting to $1.1 million, offset by the payment of cash dividends amounting to $1.9 million (net of $0.1 million of dividends returned to the Company in the form of stock purchases under the Company's Dividend Reinvestment Plan), payments of scheduled debt totaling $1.7 million, purchase of treasury stock amounting to $1.8 million and investment in property and equipment amounting to $1.6 million.

     Accounts receivable were $10.5 million at January 31, 2002, a decrease of $3.7 million compared to the prior year. The size of orders, the timing of shipments to meet customer requirements and retainage on contracts will influence accounts receivable balances at any point in time.

     Inventories totalled $13.7 million at January 31, 2002, an increase of $0.6 million compared to the prior year. Inventory balances will fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

     Current liabilities decreased from $13.0 million at January 31, 2001 to $9.6 million at January 31, 2002, or $3.4 million. A reduction in accounts payable and accrued expenses and the current portion of long-term debt, offset by an increase in customer advances accounted for the decrease.

     The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totaling $5.0 million which are available for working capital purposes. As of January 31, 2002 and January 31, 2001, working capital was $27.8 million and $24.5 million, respectively, and the current ratio was 3.9 and 2.9, respectively.


Capital Resources and Requirements:

     Cash flows provided by operating activities during the fiscal year ended January 31, 2002 amounted to $8.3 million compared to $10.0 million during the prior fiscal year. This decrease in cash flows from operating activities was due principally to the increase in inventories and a decrease in net income, accounts payable and accrued expenses for the fiscal year ended January 31, 2002, offset by an increase in accounts receivable collections. Per share, our cash flows from operating activities decreased to $1.35 per share compared to $1.63 per share for the prior year.

     Cash flows used in investing activities during the fiscal year ended January 31, 2002 amounted to $0.5 million compared to $1.0 million during the fiscal year ended January 31, 2001. The Company's investing activities for the fiscal year ended January 31, 2002, principally represent the acquisition of property, plant and equipment in both business segments offset by proceeds received from the sale of property and equipment associated with the Systems Division's operations in West Chester, Pennsylvania. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets that we serve.

     Financing activities during the fiscal year ended January 31, 2002 used $4.4 million of available resources compared to $6.8 million during the prior fiscal year. The 2002 activity is the result of the payment of quarterly cash dividends amounting to $1.9 million (net of $0.1 million of dividends utilized by stockholders for stock purchases under the Dividend Reinvestment Plan), reduction of long-term debt totaling $1.7 million, and the purchase of treasury stock totaling $1.8 million, offset by proceeds received by the exercise of stock options amounting to $1.1 million.

     The Company paid $1.7 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2002 decreased to 14.2% compared to 17.2% at January 31, 2001.

     During the fiscal year ended January 31, 2002, the Company continued to repurchase shares outstanding on the open market at prevailing prices under the 350,000 share stock repurchase program authorized on February 21, 2000 which was completed on September 19, 2001, following which the Company began to make additional purchases under an additional 300,000 share stock repurchase program authorized on December 15, 2000. For the fiscal year ended January 31, 2002, the Company repurchased 145,590 shares, 49,091 shares under the plan effective December 15, 2000 and 96,499 shares under the plan effective February 21, 2000, at a cost of $1.8 million.

     The Board of Directors declared dividends of $.085 per share payable on March 9, 2001, June 8, 2001, September 10, 2001 and December 10, 2001 to stockholders of record at the close of business on February 23, 2001, May 25, 2001, August 31, 2001 and November 30, 2001, respectively. On December 20, 2001, the Board of Directors declared a quarterly dividend of $.085 per share, which was paid on March 8, 2002 to stockholders of record at the close of business on February 22, 2002.

     As part of our commitment to the future, the Company expended $1.0 million and $0.8 million on research and development for the fiscal years ended January 31, 2002 and 2001, respectively.

     The Company will continue to invest in new product development to maintain and enhance its competitive position in the markets in which we participate. Capital expenditures will be made to support operations and expand our capacity to meet market demands. The Company intends to finance capital expenditures in the coming year through cash flows from operations and will secure third party financing, when deemed appropriate.


Recent Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which is effective for business combinations completed after June 30, 2001, requires among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which will become effective for the Company prospectively as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things, it requires that goodwill not be amortized for financial statement purposes; instead, management will be required to test goodwill for impairment at least annually. While the Company is still analyzing the effect of SFAS No. 142 on the financial statements, a preliminary estimate of the annual amortization of goodwill and indefinite-lived intangible assets that will cease in the fiscal year ending January 31, 2003 is approximately $0.5 million.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective February 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.


Critical Accounting Policies and Estimates:

    Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

    Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Costs in excess of net assets of businesses acquired (goodwill), subsequent to October 31, 1970, totaling approximately $17.0 million are being amortized over forty (40) years through January 31, 2002. Subsequent to January 31, 2002, goodwill will no longer be amortized; instead management will be required to test for impairment of goodwill annually. A preliminary estimate of the annual amortization of goodwill that will cease in the fiscal year ending January 31, 2003 is approximately $.5 million.

     The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 9 to the consolidated financial statements and include, among other, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.


Factors that May Affect Future Results:

     Met-Pro's prospects are subject to certain uncertainties and risk. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro's results may differ materially from its current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one time events, other important factors disclosed previously and from time to time in Met-Pro's other filings with the Securities and Exchange Commission.

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

o    failure in execution of acquisition strategy;

o    losses related to international sales;

o changes in our accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;

o    unexpected results in our product development activities;

o    changes in our existing management;

o failure to properly execute customer orders, including misspecifications, design, engineering or production errors; and

o    changes in federal or state laws.


Item 7A. Quantitative and Qualitative Disclosure About Market Risks:

     Not Applicable

Item 8.   Financial Statements and Supplementary Data:

          Index to Consolidated Financial Statements and Supplementary Data:

                                                                                                                           Page
          Consolidated Financial Statements:                                                                               ----
               Independent Auditor's Report ............................................................................... 17
               Consolidated Statement of Operations........................................................................ 18
               Consolidated Balance Sheet.................................................................................. 19
               Consolidated Statement of Cash Flows........................................................................ 20
               Consolidated Statement of Stockholders' Equity.............................................................. 21
               Consolidated Business Segment Data ......................................................................... 22
               Notes to Consolidated Financial Statements ................................................................. 23

          Supplementary Data:
               Quarterly Financial Data ................................................................................... 34

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ Margolis & Company P.C.
                                                     ---------------------------

Bala Cynwyd, Pennsylvania

February 21, 2002

                                                       MET-PRO CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              Years ended January 31,
                                                                                2002                  2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $70,088,446           $81,203,550         $78,449,992
Cost of goods sold                                                            46,060,214            53,242,396          51,645,593
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                  24,028,232            27,961,154          26,804,399
-----------------------------------------------------------------------------------------------------------------------------------


Operating expenses
  Selling                                                                      6,998,234             7,043,540           7,128,258
  General and administrative                                                   7,578,073             8,403,728           8,265,462
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              14,576,307            15,447,268          15,393,720
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                         9,451,925            12,513,886          11,410,679

Interest expense                                                                (557,855)             (694,112)           (815,805)
Other income, net                                                                852,885               524,729             471,008
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                            9,746,955            12,344,503          11,065,882

Provision for taxes                                                            3,557,638             4,570,783           3,993,240
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $6,189,317            $7,773,720          $7,072,642
===================================================================================================================================

Earnings per share
  Basic                                                                            $1.01                 $1.26               $1.08
  Diluted                                                                          $1.01                 $1.26               $1.08
===================================================================================================================================

Average number of common and
common equivalent shares outstanding
    Basic                                                                      6,109,141             6,152,325           6,542,210
    Diluted                                                                    6,143,837             6,173,437           6,576,820
===================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                                        MET-PRO CORPORATION
                                                     CONSOLIDATED BALANCE SHEET


                                                                                        January 31,
ASSETS                                                                            2001                2000
--------------------------------------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                                  $11,832,260          $8,510,045
   Accounts receivable, net of allowance for
     doubtful accounts of approximately
     $229,000 and $218,000, respectively                                       10,465,069          14,208,689
   Inventories                                                                 13,701,676          13,085,969
   Prepaid expenses, deposits and other current assets                            911,457             958,722
   Deferred income taxes                                                          501,217             648,834
--------------------------------------------------------------------------------------------------------------
          Total current assets                                                 37,411,679          37,412,259

Property, plant and equipment, net                                             12,505,114          13,009,247
Costs in excess of net assets of businesses acquired, net                      17,780,767          18,276,472
Other assets                                                                      372,632             453,363
--------------------------------------------------------------------------------------------------------------
          Total assets                                                        $68,070,192         $69,151,341
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities
   Current portion of long-term debt                                           $1,231,469          $1,833,014
   Accounts payable                                                             3,094,300           4,284,687
   Accrued salaries, wages and expenses                                         4,003,382           5,704,372
   Payroll and other taxes payable                                                  2,645               8,808
   Dividend payable                                                               517,070             517,669
   Customers' advances                                                            749,734             609,445
--------------------------------------------------------------------------------------------------------------
          Total current liabilities                                             9,598,600          12,957,995

Long-term debt                                                                  7,125,195           8,100,000
Other non-current liabilities                                                     586,973             499,395
Deferred income taxes                                                             480,030             532,585
--------------------------------------------------------------------------------------------------------------
          Total liabilities                                                    17,790,798          22,089,975
--------------------------------------------------------------------------------------------------------------
Commitments

Stockholders' equity
   Common stock, $.10 par value; 18,000,000 shares
       authorized, 7,219,165 and 7,206,583 shares issued,
       of which 1,135,993 and 1,116,428 shares were reacquired
       and held in treasury, at the respective dates                              721,916             720,658
    Additional paid-in capital                                                  7,879,368           8,139,799
    Retained earnings                                                          55,990,079          51,880,800
    Accumulated other comprehensive loss                                         (827,737)           (491,163)
    Treasury stock, at cost                                                   (13,484,232)        (13,188,728)
--------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                           50,279,394          47,061,366
--------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                          $68,070,192         $69,151,341
==============================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                                       MET-PRO CORPORATION
                                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Years ended January 31,
                                                                  2002            2001            2000
-----------------------------------------------------------------------------------------------------------

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
    Net income                                                  $6,189,317      $7,773,720      $7,072,642
    Adjustments to reconcile net income to net
         cash provided by operating activities:
     Depreciation and amortization                               2,046,007       2,222,655       2,415,856
     Deferred income taxes                                         155,419         256,998         266,073
     (Gain) loss on sales of property and equipment, net          (472,895)         12,656          (1,096)
     Allowance for doubtful accounts                                10,721          (6,576)        (36,524)
     (Increase) decrease in operating assets,
            net of acquisitions
         Accounts receivable                                     3,658,676        (515,006)        681,168
         Inventories                                              (687,317)        631,810       1,131,608
         Prepaid expenses and other current assets                 115,808          92,357        (320,752)
         Other assets                                               (8,092)        (52,309)        (24,187)
     Increase (decrease) in operating liabilities,
            net of acquisitions
         Accounts payable, accrued expenses and taxes           (2,933,944)       (181,137)       (918,189)
         Customers' advances                                       140,289        (270,987)       (148,743)
         Other non-current liabilities                              87,578          83,664          86,893
-----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities               8,301,567      10,047,845      10,204,749
-----------------------------------------------------------------------------------------------------------


Cash flows from investing activities
    Proceeds from sales of property and equipment                1,095,456           2,000          14,690
    Acquisitions of property and equipment                      (1,631,356)     (1,023,682)     (1,193,559)
    Payment for purchase of acquisitions,
         net of cash acquired                                            -               -          (7,281)
-----------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                  (535,900)     (1,021,682)     (1,186,150)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Reduction of debt                                           (1,741,711)     (2,008,940)     (2,125,093)
    Exercise of stock options                                    1,092,253               -          15,000
    Payment of dividends                                        (1,934,132)     (1,806,361)     (2,694,860)
    Purchase of treasury shares                                 (1,793,435)     (3,018,786)     (5,281,367)
-----------------------------------------------------------------------------------------------------------
         Net cash (used in) financing activities                (4,377,025)     (6,834,087)    (10,086,320)
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            (66,427)        (13,587)        (47,092)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             3,322,215       2,178,489      (1,114,813)

Cash and cash equivalents at beginning of year                   8,510,045       6,331,556       7,446,369
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $11,832,260      $8,510,045      $6,331,556
===========================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                                       MET-PRO CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                            Additional                     Other
                                               Common        Paid-in      Retained     Comprehensive     Treasury
                                               Stock         Capital      Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 1999                   $713,862     $7,508,748     $42,718,355       ($85,103)    ($4,930,755)    $45,925,107

Comprehensive income:
   Net income                                       -              -       7,072,642              -               -
   Cumulative translation adjustment                -              -               -       (318,890)              -
      Total comprehensive income                                                                                          6,753,752

Dividends paid, $.48 per share                      -              -      (3,192,222)             -               -      (3,192,222)
Dividend declared, $.08 per share                   -              -        (511,299)             -               -        (511,299)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (50,569 shares)                         5,057        492,305               -              -               -         497,362
Stock option transactions                           -        (27,180)              -              -          42,180          15,000
Purchase of 457,225 shares of
  treasury stock                                    -              -               -              -      (5,281,367)     (5,281,367)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000                    718,919      7,973,873      46,087,476       (403,993)    (10,169,942)     44,206,333

Comprehensive income:
   Net income                                       -              -       7,773,720              -               -
   Cumulative translation adjustment                -              -               -        (87,170)              -
      Total comprehensive income                                                                                          7,686,550

Dividends paid, $.32 per share                      -              -      (1,462,727)             -               -      (1,462,727)
Dividend declared, $.085 per share                  -              -        (517,669)             -               -        (517,669)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (17,389 shares)                         1,739        165,926               -              -               -         167,665
Purchase of 318,476 shares of
   treasury stock                                   -              -               -              -      (3,018,786)     (3,018,786)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001                    720,658      8,139,799      51,880,800       (491,163)    (13,188,728)     47,061,366

Comprehensive income:
   Net income                                       -              -       6,189,317              -               -
   Cumulative translation adjustment                -              -               -       (231,570)              -
   Interest rate swap, net of tax of $60,357        -              -               -       (105,004)              -
        Total comprehensive income                                                                                        5,852,743

Dividends paid, $.34 per share                      -              -      (1,562,968)             -               -      (1,562,968)
Dividend declared, $.085 per share                  -              -        (517,070)             -               -        (517,070)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (12,582 shares)                         1,258        145,247               -              -               -         146,505
Stock option transactions                           -       (405,678)              -              -       1,497,931       1,092,253
Purchase of 145,590 shares of
  treasury stock                                    -              -               -              -      (1,793,435)     (1,793,435)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2002                   $721,916     $7,879,368     $55,990,079      ($827,737)   ($13,484,232)    $50,279,394
====================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                               MET-PRO CORPORATION
                       CONSOLIDATED BUSINESS SEGMENT DATA


                                                              Years ended January  31,
                                                          2002          2001          2000
-----------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
Product recovery/pollution control equipment           $44,498,316   $51,650,730   $51,883,604
Fluid handling equipment                                25,590,130    29,552,820    26,566,388
-----------------------------------------------------------------------------------------------
                                                       $70,088,446   $81,203,550   $78,449,992

   Includes foreign sales of:
   Product recovery/pollution control equipment         $4,437,309    $7,787,437    $5,780,112
   Fluid handling equipment                              6,598,746     8,846,889     6,971,799
-----------------------------------------------------------------------------------------------
                                                       $11,036,055   $16,634,326   $12,751,911
===============================================================================================

Income from operations
Product recovery/pollution control equipment            $5,144,940    $7,066,793    $7,431,748
Fluid handling equipment                                 4,306,985     5,447,093     3,978,931
-----------------------------------------------------------------------------------------------
                                                        $9,451,925   $12,513,886   $11,410,679
===============================================================================================

Depreciation and amortization expense
Product recovery/pollution control equipment            $1,303,761    $1,450,025    $1,633,097
Fluid handling equipment                                   742,246       772,630       782,759
-----------------------------------------------------------------------------------------------
                                                        $2,046,007    $2,222,655    $2,415,856
===============================================================================================

Capital expenditures
Product recovery/pollution control equipment              $675,435      $442,662      $571,629
Fluid handling equipment                                   746,241       448,685       531,435
-----------------------------------------------------------------------------------------------
                                                         1,421,676       891,347     1,103,064
Corporate                                                  209,680       132,335        90,495
-----------------------------------------------------------------------------------------------
                                                        $1,631,356    $1,023,682    $1,193,559
===============================================================================================

Identifiable assets at January 31
Product recovery/pollution control equipment           $38,945,179   $40,274,449   $42,803,505
Fluid handling equipment                                18,209,157    18,785,577    18,662,280
-----------------------------------------------------------------------------------------------
                                                        57,154,336    59,060,026    61,465,785
Corporate                                               10,915,856    10,091,315     7,176,198
-----------------------------------------------------------------------------------------------
                                                       $68,070,192   $69,151,341   $68,641,983
===============================================================================================

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the segments.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000


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

        Use of estimates:

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

        Foreign currency translation:

        Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of other comprehensive income in the Statement of Stockholders' Equity.

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

        Costs in excess of net assets of businesses acquired:

        Costs in excess of net assets of businesses acquired prior to November 1, 1970, totaling $582,513, are not being amortized because management believes that there has been no impairment in value. Costs in excess of net assets of businesses acquired subsequent to October 31, 1970, totaling $17,198,254, are being amortized over 40 years. The Company monitors the recoverability of goodwill using a fair value approach (See comments under "Recent Accounting Pronouncements" on the next page).

        Revenue recognition:

        Revenues are generally recognized when products are shipped.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


        Advertising:

        Advertising costs are charged to operations in the year incurred and were $1,403,366, $1,344,231 and $1,289,803 for the years ended January
        31, 2002, 2001 and 2000, respectively.

        Research and development:

        Research and development costs are charged to operations in the year incurred and were $979,813, $788,777 and $798,507 for the years ended January 31, 2002, 2001 and 2000, respectively.

        Earnings per share:

        Basic earnings per share are computed based on the weighted average number of common shares actually outstanding during each year.

        Diluted earnings per share are computed based on the weighted average number of shares actually outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

        Dividends:

        On December 20, 2001, the Board of Directors declared an $.085 per share quarterly cash dividend payable on March 8, 2002 to stockholders of record on February 22, 2002, amounting to $517,070.

        Accounts receivable credit risk:

        The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas.

        Supplemental cash flow information:

                                         2002           2001           2000
        -----------------------------------------------------------------------
        Cash paid during the year for:
                Interest                $560,697       $819,054       $826,635
                Income taxes          $3,431,219     $3,689,100     $3,885,098
        =======================================================================

        Recent accounting pronouncements:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which is effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which will become effective for the Company prospectively as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things, it requires that goodwill not be amortized for financial statement purposes; instead, management will be required to test goodwill for impairment at least annually. While the Company is still analyzing the effect of SFAS No. 142 on the financial statements, a preliminary estimate of the annual amortization of goodwill and indefinite-lived intangible assets that will cease in the fiscal year ending January 31, 2003 is approximately $0.5 million.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective February 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.


NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents:

        Short-term investments at January 31, 2002 and 2001 were valued at cost (approximating market) and amounted to $10,686,472 and $6,480,666, respectively. Short-term investments consist principally of commercial paper with an original maturity of three months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

        Debt:

        The fair value and carrying amount of long-term debt was as follows:

                                                        January 31,
                                                 2002                 2001
        ----------------------------------------------------------------------
        Fair value                            $8,350,325           $9,764,997
        Carrying amount                        8,356,664            9,933,014
        ======================================================================

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

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


NOTE 3: INVENTORIES

        Inventories consisted of the following:

                                                       January 31,
                                                2002                  2001
        ----------------------------------------------------------------------
        Raw materials                        $7,369,965            $7,770,874
        Work in process                       1,559,273             1,573,802
        Finished goods                        4,772,438             3,741,293
        ----------------------------------------------------------------------
                                            $13,701,676           $13,085,969
        ======================================================================

        At January 31, 2002 and 2001, inventories valued at the last-in, first-out method ("LIFO") were $2,211,522 and $2,284,381, respectively. The LIFO value of inventories was lower than replacement cost by $909,793 and $899,223 at January 31, 2002 and 2001, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 2002 and 2001 as a result of applying the provisions of Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", to an acquisition completed in a prior year.


NOTE 4: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                   January 31,
                                               2002          2001
        ------------------------------------------------------------
        Land                               $1,963,882    $1,794,088
        Buildings and improvements         10,808,463    11,378,228
        Machinery and equipment            10,391,578    11,605,401
        Furniture and fixtures              4,300,390     3,158,346
        Automotive equipment                1,016,212       985,818
        Construction in progress              619,089       154,266
        ------------------------------------------------------------
                                           29,099,614    29,076,147
        Less accumulated depreciation      16,594,500    16,066,900
        ------------------------------------------------------------
                                          $12,505,114   $13,009,247
        ============================================================

        Depreciation of property, plant and equipment charged to operations amounted to $1,461,478, $1,454,467 and $1,556,191 for the years ended in 2002, 2001 and 2000, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


NOTE 5: DEBT

        Short-term debt:

        The Company has available both domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

        Long-term debt:

        Long-term debt consisted of the following:

                                                                  January 31,
                                                            2002               2001
        ------------------------------------------------------------------------------
        Note payable, bank, payable in
            quarterly installments of $300,000,
            plus interest at a fixed rate swap of
            5.98%, maturing October, 2008               $8,100,000         $9,300,000

        Various equipment notes, payable in monthly
            installments ranging from $489 to
            $1,074,  maturing November
            2004 through January 2005, no
            interest.                                       91,303                  -

        Notes payable, bank, payable in
            quarterly installments of $87,500,
            plus interest at a fixed rate of
            7.51%, maturing September, 2001                      -            262,500

        Notes payable, bank, payable in
            quarterly installments of $87,500,
            plus interest at a variable rate
            ranging from 6.87% to 7.33%,
            maturing September, 2001                             -            262,500

        Mortgage note payable, collateralized
            by property, payable $10,267
            monthly (including principal
            and interest), at a fixed interest
            rate of 8.5%, maturing
            January, 2002                                        -            108,014
        ------------------------------------------------------------------------------
                                                         8,191,303          9,933,014
        Less current portion                             1,231,469          1,833,014
        ------------------------------------------------------------------------------
                                                         6,959,834          8,100,000
          Fair market value of interest rate
              swap liability                               165,361                  -
        ------------------------------------------------------------------------------
          Long-term portion                             $7,125,195         $8,100,000
        ==============================================================================

        These notes are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


        Maturities of long-term debt are as follows:

                        Year Ending
                        January 31,
        ---------------------------------------------------------------
                           2003                       $1,231,469
                           2004                        1,231,469
                           2005                        1,228,365
                           2006                        1,200,000
                           2007                        1,200,000
                        Thereafter                     2,100,000
        ---------------------------------------------------------------
                                                      $8,191,303
        ===============================================================

        Interest expense was $557,855, $694,112 and $815,805 for the years ended in 2002, 2001 and 2000, respectively.


NOTE 6: STOCKHOLDERS' EQUITY

        On December 15, 2000, the Company announced a 300,000 share stock repurchase program, which began after the Company's February 21, 2000 stock repurchase program was completed. During the fiscal year ended January 31, 2002, the Company repurchased 145,590 shares of its common stock at a cost of $1.8 million. At January 31, 2002, the Company had the authority to repurchase 250,909 shares under the December 15, 2000 stock repurchase program.

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


NOTE 7: INCOME TAXES

        The provision for income taxes was comprised of the following:

                                   2002              2001              2000
        -----------------------------------------------------------------------
        Current
           Federal              $2,675,479        $3,408,005        $2,859,285
           State                   613,208           662,757           556,607
           Foreign                 173,889           243,023           311,275
        -----------------------------------------------------------------------
                                 3,462,576         4,313,785         3,727,167
           Deferred                 95,062           256,998           266,073
        -----------------------------------------------------------------------
                                $3,557,638        $4,570,783        $3,993,240
        =======================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

                                                    2002                2001
        ------------------------------------------------------------------------
        Deferred tax assets
           Inventory cost capitalization           $163,501            $169,848
           Pension cost                             597,996             757,001
           Non-compete agreements                   463,236             525,952
           Other                                    181,374             127,333
        ------------------------------------------------------------------------
               Total deferred tax assets          1,406,107           1,580,134
        ------------------------------------------------------------------------

       Deferred tax liabilities
           Accelerated depreciation                 308,424             493,256
           Inventory - Dean Pump Division           374,706             400,257
           Excess of book over tax basis of
               property acquired in acquisitions      8,893              37,582
           Goodwill                                 692,897             532,790
        ------------------------------------------------------------------------
               Total deferred tax liabilities     1,384,920           1,463,885
        ------------------------------------------------------------------------
               Net deferred tax assets              $21,187            $116,249
        ========================================================================

        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:



                                                                2002                     2001                       2000
        ----------------------------------------------------------------------------------------------------------------------
        Computed expected
            tax expense
            (federal)                                $3,313,965     34.0%      $4,197,131     34.0%      $3,762,400      34.0%
        State income taxes,
            net of federal
            income tax benefit                          306,012      3.2          403,528      3.2          367,361       3.3
        Foreign tax differential                          1,864        -           (7,293)       -          (30,703)      (.3)
        Foreign tax credit                                    -        -          (11,831)     (.1)          (5,606)        -
        Other                                           (64,203)     (.7)         (10,752)     (.1)        (100,212)      (.9)
        ----------------------------------------------------------------------------------------------------------------------
        Effective income taxes                       $3,557,638     36.5%      $4,570,783     37.0%      $3,993,240      36.1%
        ======================================================================================================================


NOTE 8: LEASES AND OTHER COMMITMENTS

        The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2002 were as follows:

                         2003                         $334,246
                         2004                           62,720

        Rental expense for the above operating leases during the years ended in 2002, 2001 and 2000, was $474,910, $411,929 and $408,487, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


NOTE 9: EMPLOYEE BENEFIT PLANS

        Pension Plans:

        The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

        Net periodic pension cost (income) included the following components:

                                                  2002             2001           2000
        ----------------------------------------------------------------------------------
        Service cost - benefits earned
            during the period                    $570,695         $583,387       $597,400
        Interest cost on projected
            benefit obligation                    836,860          788,141        750,170
        Expected return on assets              (1,178,322)      (1,158,685)    (1,169,061)
        Amortization                             (440,135)        (515,449)      (210,591)
        ----------------------------------------------------------------------------------
                                                ($210,902)       ($302,606)      ($32,082)
        ==================================================================================

        The following table sets forth the plans' change in benefit obligations, change in plan assets and amounts recognized in the Company's balance sheet at January 31, 2002 and 2001:

                                                                   2002                2001
        ---------------------------------------------------------------------------------------
        Change in benefit obligation:
        Benefit obligation at beginning of year                $10,532,088          $9,625,064
            Service cost                                           570,695             583,387
            Interest cost                                          836,860             788,141
            Actuarial (gain) loss                                  911,170            (145,217)
            Benefits paid                                         (634,258)           (594,139)
            Other                                                  659,840             274,852
        ---------------------------------------------------------------------------------------
        Benefit obligation at end of year                      $12,876,395         $10,532,088
        ---------------------------------------------------------------------------------------
        Change in plan assets:

        Fair value of plan assets at beginning of year         $15,003,327         $14,702,989
            Actual return on plan assets                        (2,303,801)            765,117
            Employer contribution                                   60,000             129,360
            Benefits paid                                         (634,258)           (594,139)
        ---------------------------------------------------------------------------------------
        Fair value of plan assets at end of year               $12,125,268         $15,003,327
        ---------------------------------------------------------------------------------------

        Funded status                                            ($751,127)         $4,471,239
            Unrecognized actuarial (gain)                       (1,766,672)         (6,704,284)
            Unrecognized transition (asset)                       (123,435)           (133,950)
            Unrecognized prior service costs                       988,723             410,966
            Contribution after measurement date, prior year         15,000              15,000
        ---------------------------------------------------------------------------------------
        Net amount recognized                                  ($1,637,511)        ($1,941,029)
        ---------------------------------------------------------------------------------------

        Amounts recognized in the balance sheet consist of:
        Accrued benefit liability                              ($1,637,511)        ($1,941,029)
        =======================================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


        Assumptions used in the accounting for pension costs were:

                                             2002          2001          2000
        ----------------------------------------------------------------------
        Discount rate                        7.00%         7.75%         7.00%
        Rate of increase in
          compensation levels
          (where applicable)                 4.50%         4.50%         4.50%
        Expected long-term rate of
          return on assets                   9.00%         8.00%         9.00%
        ======================================================================

        Directors' Benefit Plan:

        The Company also provides a non-qualified pension plan for Directors which is unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the plan was $708,881 and $659,997 at January 31, 2002 and 2001, respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

        Defined Contribution Plan:

        Effective April 1, 1999, the Company implemented a 401(k) profit sharing plan. Substantially all employees of the Company in the United States are eligible to participate in the plan following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the plan. The Company will match, in the form of Met-Pro common stock, up to 50% of the employee's contribution up to 4% of compensation. The Company provided for cash contributions to the 401(k) profit sharing plan of $206,866, $208,975 and $221,786, in the years ended January 31,2002, 2001, 2000, respectively.

        Employees' Stock Ownership Trust:

        The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the plan. There were no contributions to the Employees' Stock Ownership Trust in the fiscal years ended in 2002, 2001 and 2000. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

        Stock Option Plans:

        The Company accounts for stock options in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are not presented since the impact on the Company's financial statements for the periods presented is de minimis.

        In 1991, the Board of Directors of the Company approved a stock option plan covering 100,000 shares (increased to 225,000 shares after giving effect to stock splits and stock dividends), that was approved by the Company's stockholders at the 1992 meeting of stockholders (the "1992 Plan"). In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares that was approved by the Company's stockholders at the 1997 meeting of stockholders (the "1997 Plan"). In 2001, the Board of Directors of the Company approved an equity incentive plan covering 350,000 shares that was approved by the Company's stockholders at the 2001 meeting of stockholders (the "2001 Plan"). All of these plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


        The status of the plans was as follows:

        1992 Plan                                      2002             2001              2000
        -----------------------------------------------------------------------------------------
        Options outstanding at February 1             121,025          121,025           135,525
           Grants                                           -                -                 -
           Exercises                                  113,525                -             3,000
           Cancellations                                7,500                -            11,500
        Options outstanding at January 31                   -          121,025           121,025

        Options price range at January 31               $5.00            $5.00             $5.00
                                                          to               to                to
                                                       $13.13           $13.13            $13.13

        Options exercisable at January 31                   -          121,025           121,025
        -----------------------------------------------------------------------------------------
        Options available for grant at January 31           0                0                 0
        =========================================================================================
        1997 Plan                                      2002             2001              2000
        -----------------------------------------------------------------------------------------
        Options outstanding at February 1             132,075          134,950            33,500
           Grants                                      83,800            1,325           118,450
           Exercises                                   12,500                -                 -
           Cancellations                                    -            4,200            17,000
        Options outstanding at January 31             203,375          132,075           134,950

        Options price range at January 31               $9.75            $9.75             $9.98
                                                          to               to                to
                                                       $15.50           $15.50            $15.50

        Options exercisable at January 31             145,655           95,324            55,151
        -----------------------------------------------------------------------------------------
        Options available for grant at January 31     102,925          186,725           188,050
        =========================================================================================
        2001 Plan                                      2002
        -----------------------------------------------------------------------------------------
        Options outstanding at June 20                350,000
           Grants                                           -
           Exercises                                        -
           Cancellations                                    -
        Options outstanding at January 31             350,000

        Options exercisable at January 31                   -
        -----------------------------------------------------------------------------------------
        Options available for grant at January 31     350,000
        =========================================================================================


        The weighted average exercise prices of the Company's employee stock option plans were as follows:

                                                        2002             2001              2000
        -----------------------------------------------------------------------------------------
        Options outstanding at February 1               $9.75            $9.76             $9.68
           Grants                                      $12.08            $9.75            $10.12
           Exercises                                    $8.67                -             $5.00
           Cancellations                               $13.13            $9.88            $11.31
        Options outstanding at January 31              $11.26            $9.75             $9.76
        =========================================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (Continued)


NOTE 10: OTHER INCOME, NET

         Other income, net, was comprised of the following:

                                              2002      2001        2000
        ------------------------------------------------------------------
        Gain/(loss) on sales of property
          and equipment                    $472,895  ($12,656)     $1,096
        Other, primarily interest income    379,990   537,385     469,912
        ------------------------------------------------------------------
                                           $852,885  $524,729    $471,008
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

        Financial information by business segment is shown on page 22.



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


                                                     2002                   2000                   2000
        ---------------------------------------------------------------------------------------------------
        Net sales:
            United States                         $59,052,391           $64,569,224            $65,698,081
            Foreign                                11,036,055            16,634,326             12,751,911
        ---------------------------------------------------------------------------------------------------
                                                  $70,088,446           $81,203,550            $78,449,992
        ===================================================================================================

        Income from operations:
            United States                          $8,337,026           $10,822,911            $10,144,373
            Foreign                                 1,114,899             1,690,975              1,266,306
        ---------------------------------------------------------------------------------------------------
                                                   $9,451,925           $12,513,886            $11,410,679
        ===================================================================================================

        Total assets:
            United States                         $63,813,498           $64,620,734            $63,774,777
            Foreign                                 4,256,694             4,530,607              4,867,206
        ---------------------------------------------------------------------------------------------------
                                                  $68,070,192           $69,151,341            $68,641,983
        ===================================================================================================

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                      Earnings        Earnings
                                                                                      Per Share,      Per Share,
2001                            Net Sales          Gross Profit      Net Income         Basic          Diluted
-----------------------------------------------------------------------------------------------------------------
First Quarter                  $20,250,931          $6,777,556       $1,753,284         $.28             $.28
Second Quarter                  20,258,228           7,142,582        1,930,519          .31              .31
Third Quarter                   21,258,013           7,192,598        2,016,979          .33              .33
Fourth Quarter                  19,436,378           6,848,418        2,072,938          .34              .34

                                                                                       Earnings       Earnings
                                                                                       Per Share,     Per Share,
2002                            Net Sales          Gross Profit      Net Income          Basic         Diluted
-----------------------------------------------------------------------------------------------------------------
First Quarter                  $17,556,044          $6,417,658       $1,635,715         $.27             $.27
Second Quarter                  20,371,781           6,928,802        1,856,419          .30              .30
Third Quarter                   16,363,945           5,357,408        1,355,325          .22              .22
Fourth Quarter                  15,796,676           5,324,364        1,341,858          .22              .22


Item9.  Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure:

    During the fiscal year ended January 31, 2002, there has been no change in accountants and no disagreements on accounting and financial disclosure.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

    The information required by this Item (except for the information set forth on page 6 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 11. Executive Compensation:

    The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management:

    The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 13. Certain Relationships and Related Transactions:

    The information required by this Item is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Certain Business Relationships" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

        A. Financial statements:

        Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 16.

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

            (3)(e)      Amendments  to  By-Laws   adopted   February  21,  2000,
                        incorporated by reference to the Company's Annual Report on Form 10-K filed April 27, 2000.

            (4) Stockholders' Rights Plan, incorporated by reference to Company's Current Report on Form 8-K filed on January 6, 2000.

            (10)(a) The 1992 Stock Option Plan, incorporated by reference to Company's Registration Statement on Form S-8 filed June 13, 2000.*

            (10)(b) The 1997 Stock Option Plan, incorporated by reference to Company's Registration Statement on Form S-8 filed January 16, 1998.*

            (10)(c)     Amendment   No.  1  to  the  1992  Stock   Option  Plan,
                        incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(d)     Amendment   No.  1  to  the  1997  Stock   Option  Plan,
                        incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(e) Key Employee Severance Agreement between Met-Pro Corporation and William L. Kacin, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(f) Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(g) Key Employee Severance Agreement between Met-Pro Corporation and Raymond J. De Hont, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(h) Amendment to Key Employee Severance Agreement between Met-Pro Corporation and William L. Kacin, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(i) Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(j) The Company's Director's Pension Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(k) Amendment No. 1 of the Company's Director's Pension Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(l) Amendment No. 2 of the Company's Director's Pension Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(m)     Restoration   Plan,    effective   February   1,   2000,
                        incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(n) Amendment No. 1 of the Company's Restoration Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(o) Additional 1% Supplemental Executive Retirement Plan, effective February 1, 2000, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

            (10)(p) The 2001 Stock Option Plan, incorporated by reference to Company's Registration Statement on Form S-8 filed August 22, 2001.*

            (11) Statement Re-computation of Per Share Earnings. See page 18 of Item 8.

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

            (23)        Consent of Independent Auditors

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


        C. Reports on Form 8-K:

            No Current Reports on Form 8-K were filed during the three-month period ended January 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MET-PRO CORPORATION


 April 30, 2002                                 By: /s/ William L. Kacin
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




       Signature                           Title                      Date
       ---------                           -----                    ---------

    /s/ William L. Kacin               Chairman, Chief            April 30, 2002
----------------------------          Executive Officer
      William L. Kacin                  and President


     /s/ Gary J. Morgan           Vice President-Finance,         April 30, 2002
----------------------------       Secretary, Treasurer,
       Gary J. Morgan             Chief Financial Officer,
                                  Chief Accounting Officer
                                        and Director


      /s/ Alan Lawley                     Director                April 30, 2002
----------------------------
         Alan Lawley


  /s/ Nicholas DeBenedictis               Director                April 30, 2002
----------------------------
   Nicholas DeBenedictis


  /s/ Jeffrey H. Nicholas                 Director                April 30, 2002
----------------------------
    Jeffrey H. Nicholas


   /s/ Michael J. Morris                  Director                April 30, 2002
----------------------------
     Michael J. Morris