Form 10-Q
period 2002-04-30
MET PRO CORP
filed 2002-06-07
CIK 65201

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


For the quarter ended: April 30, 2002          Commission file number: 001-07763



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

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,086,608 (as of April 30, 2002).


================================================================================

                                                     INDEX


PART I - FINANCIAL INFORMATION

  Item 1.       Financial Statements
         Consolidated balance sheet as of
                 April 30, 2002 and January 31, 2002.........................................................  2
         Consolidated statement of operations for the three-month
                 periods ended April 30, 2002 and 2001.......................................................  3
         Consolidated statement of stockholders' equity for the
                 three-month periods ended April 30, 2002 and 2001...........................................  4
         Consolidated statement of cash flows for the three-month
                 periods ended April 30, 2002 and 2001.......................................................  5
         Notes to consolidated financial statements..........................................................  6
         Report of independent accountants...................................................................  9

  Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................... 10


PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings........................................................................... 13

  Item 2.        Changes in Securities and Use of Proceeds................................................... 13

  Item 3.        Defaults Upon Senior Securities............................................................. 13

  Item 4.        Submission of Matters to a Vote of Security Holders......................................... 13

  Item 5.        Other Information........................................................................... 13

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


SIGNATURES................................................................................................... 14

                                               MET-PRO CORPORATION
                                           CONSOLIDATED BALANCE SHEET
                                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                               April 30,           January 31,
ASSETS                                                                           2002                 2002
--------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                               $11,816,022          $11,832,260
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $252,000 and
         $229,000, respectively                                               11,282,210           10,465,069
     Inventories - Note 3                                                     13,952,956           13,701,676
     Prepaid expenses, deposits and other current assets                         966,351              911,457
     Deferred income taxes                                                       501,217              501,217
--------------------------------------------------------------------------------------------------------------
               Total current assets                                           38,518,756           37,411,679

Property, plant and equipment, net                                            12,391,056           12,505,114
Costs in excess of net assets of businesses acquired, net                     17,780,767           17,780,767
Other assets                                                                     357,379              372,632
--------------------------------------------------------------------------------------------------------------
               Total assets                                                  $69,047,958          $68,070,192
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities
     Current portion of long-term debt                                        $1,236,924           $1,231,469
     Accounts payable                                                          3,531,624            3,094,300
     Accrued salaries, wages and expenses                                      5,040,782            4,003,382
     Payroll and other taxes payable                                               6,664                2,645
     Dividend payable                                                            517,362              517,070
     Customers' advances                                                         247,271              749,734
--------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      10,580,627            9,598,600

Long-term debt                                                                 6,761,283            7,125,195
Other non-current liabilities                                                     34,974              586,973
Deferred income taxes                                                            499,858              480,030
--------------------------------------------------------------------------------------------------------------
               Total liabilities                                              17,876,742           17,790,798
--------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Common stock, $.10 par value; 18,000,000 shares
         authorized, 7,221,360 and 7,219,165 shares issued,
         of which 1,134,752 and 1,135,993 shares were reacquired
         and held in treasury at the respective dates                            722,136              721,916
     Additional paid-in capital                                                7,914,927            7,879,368
     Retained earnings                                                        56,672,884           55,990,079
     Accumulated other comprehensive loss                                       (647,441)            (827,737)
     Treasury stock, at cost                                                 (13,491,290)         (13,484,232)
--------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                     51,171,216           50,279,394
--------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                    $69,047,958          $68,070,192
==============================================================================================================

See accompanying notes to consolidated financial statements.

                                                 MET-PRO CORPORATION
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (unaudited)

                                                                                   Three Months Ended
                                                                                        April 30,

                                                                                 2002                 2001
--------------------------------------------------------------------------------------------------------------
Net sales                                                                    $16,193,880          $17,556,044
Cost of goods sold                                                            10,665,049           11,138,386
--------------------------------------------------------------------------------------------------------------
Gross profit                                                                   5,528,831            6,417,658
--------------------------------------------------------------------------------------------------------------

Operating expenses
   Selling                                                                     1,774,824            1,843,707
   General and administrative                                                  1,824,129            1,912,887
--------------------------------------------------------------------------------------------------------------
                                                                               3,598,953            3,756,594
--------------------------------------------------------------------------------------------------------------

Income from operations                                                         1,929,878            2,661,064

Interest expense                                                                (120,994)            (151,069)
Other income, net                                                                 66,318               86,377
--------------------------------------------------------------------------------------------------------------
Income before taxes                                                            1,875,202            2,596,372

Provision for taxes                                                              675,074              960,657
--------------------------------------------------------------------------------------------------------------
Net income                                                                    $1,200,128           $1,635,715
==============================================================================================================
Earnings per share, basic (1)                                                       $.20                 $.27

Earnings per share, diluted(2)                                                      $.20                 $.27

Cash dividend per share - declared (3)                                             $.085                $.085

Cash dividend per share - paid (3)                                                 $.085                $.085
==============================================================================================================


     (1) Basic earnings per share are based upon the weighted average number of shares of Common Stock outstanding of 6,085,306 and 6,098,250 for the three-month periods ended April 30, 2002 and 2001, respectively.

     (2) Diluted earnings per share are based upon the weighted average number of shares of Common Stock outstanding of 6,136,370 and 6,157,844 for the three-month periods ended April 30, 2002 and 2001, respectively.

     (3) The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002 and June 7, 2002 to stockholders of record as of February 22, 2002 and May 24, 2002, respectively. Quarterly dividends of $.085 per share were payable on March 9, 2001 and June 8, 2001 to stockholders of record as of February 23, 2001 and May 25, 2001, respectively.

See accompanying notes to consolidated financial statements.

                                                 MET-PRO CORPORATION
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (unaudited)


                                                                              Accumulated
                                                 Additional                      Other
                                        Common     Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings      Income/(Loss)         Stock           Total
-----------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2002             $721,916  $7,879,368   $55,990,079      ($827,737)       ($13,484,232)    $50,279,394

Comprehensive income:
   Net income                                 -           -     1,200,128              -                   -
   Cumulative translation adjustment          -           -             -        138,038                   -
   Interest rate swap,
    net of tax of $24,290                    -           -             -         42,258                   -
     Total comprehensive income                                                                                  1,380,424

Dividends declared, $.085 per
   share                                      -           -      (517,323)             -                   -        (517,323)
Proceeds from issuance of
   common stock under dividend
   reinvestment plan (2,195
   shares)                                  220      34,459             -              -                   -          34,679
Stock option transactions                     -       1,100             -              -             118,900         120,000
Purchase of 8,759 shares of
   treasury stock                             -           -             -              -            (125,958)       (125,958)
-----------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 2002               $722,136  $7,914,927   $56,672,884      ($647,441)       ($13,491,290)    $51,171,216
=============================================================================================================================


                                                                              Accumulated
                                                 Additional                      Other
                                        Common     Paid-in     Retained      Comprehensive       Treasury
                                        Stock      Capital     Earnings          (Loss)            Stock           Total
-----------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001             $720,658  $8,139,799   $51,880,800      ($491,163)       ($13,188,728)    $47,061,366

Comprehensive income:
   Net income                                 -           -     1,635,715              -                   -
   Cumulative translation adjustment          -           -             -       (102,972)                  -
       Total comprehensive income                                                                                  1,532,743

Dividends declared, $.085 per share           -           -      (518,939)             -                   -        (518,939)
Proceeds from issuance of
   common stock under dividend
   reinvestment plan (3,346
   shares)                                  334      38,072             -              -                   -          38,406
Stock option transactions                     -     (40,860)            -              -              70,860          30,000
Purchase of 137 shares of
   treasury stock                             -           -             -              -              (1,647)         (1,647)
-----------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 2001               $720,992  $8,137,011   $52,997,576      ($594,135)       ($13,119,515)    $48,141,929
=============================================================================================================================

See accompanying notes to consolidated financial statements.


                                                 MET-PRO CORPORATION
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (unaudited)

                                                                                   Three Months Ended
                                                                                        April 30,
                                                                                2002                 2001
-------------------------------------------------------------------------------------------------------------
                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net Income                                                                $1,200,128           $1,635,715
   Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                                            365,054              517,082
       Deferred income taxes                                                     19,828               (7,125)
       Gain on sale of property and equipment, net                               (6,000)              (9,102)
       Allowance for doubtful accounts                                           23,392               22,486
       (Increase) decrease in operating assets
           Accounts receivable                                                 (803,869)           1,198,312
           Inventories                                                         (202,917)          (1,381,544)
           Prepaid expenses and other current assets                            (51,481)             (59,548)
           Other assets                                                          (1,800)              (1,725)
       Increase (decrease) in operating liabilities
           Accounts payable, accrued expenses and taxes                       1,450,005             (139,745)
           Customers' advances                                                 (502,463)             457,600
           Other non-current liabilities                                       (551,999)              22,103
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                              937,878            2,254,509
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sale of property and equipment                                   6,000               49,350
   Acquisitions of property and equipment                                      (195,753)            (341,507)
-------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                               (189,753)            (292,157)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Reduction of debt                                                           (316,199)            (503,708)
   Exercise of stock options                                                    120,000               30,000
   Payment of dividends                                                        (482,352)            (479,756)
   Purchase of treasury shares                                                 (125,958)              (1,647)
-------------------------------------------------------------------------------------------------------------
         Net cash (used in) financing activities                               (804,509)            (955,111)
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          40,146              (24,900)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (16,238)             982,341

Cash and cash equivalents at February 1                                      11,832,260            8,510,045
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at April 30                                       $11,816,022           $9,492,386
-------------------------------------------------------------------------------------------------------------

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



NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2002 and the results of operations, changes in stockholders' equity and cash flows for the three-month periods ended April 30, 2002 and 2001. The results of operations for the three-month period ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2002.



NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                       April 30,       January 31,
                                         2002             2002
                                    -------------     ------------
Raw materials                         $7,505,125       $7,369,965
Work in progress                       1,587,870        1,559,273
Finished goods                         4,859,961        4,772,438
                                    -------------     ------------
                                     $13,952,956      $13,701,676
                                    =============     ============




NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flow from operating activities reflect cash payments for interest and income taxes as follows:

                                      Three Months Ended April 30,
                                          2002             2001
                                    -------------     ---------------
Cash paid during the period for:
     Interest                           $120,994         $152,480
     Income taxes                         38,216          192,697

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - OTHER INCOME, NET

Other income, net was comprised of the following:

                                                                               Three Months Ended April 30,
                                                                                 2002                 2001
                                                                           -----------------------------------
Gain on sale of property and equipment                                            $6,000               $9,102
Other, primarily interest income                                                  60,318               77,275
                                                                           -----------------------------------
                                                                                 $66,318              $86,377
                                                                           ===================================



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


Financial information by business segment is shown below:


                                                                               Three Months Ended April 30,
                                                                                 2002                 2001
                                                                           -----------------------------------
Net sales
   Product recovery/pollution control equipment                              $10,309,621          $10,361,710
   Fluid handling equipment                                                    5,884,259            7,194,334
                                                                            -------------        -------------
                                                                             $16,193,880          $17,556,044
                                                                            =============        =============

Income from operations
   Product recovery/pollution control equipment                               $1,243,500           $1,271,277
   Fluid handling equipment                                                      686,378            1,389,787
                                                                            -------------        -------------
                                                                              $1,929,878           $2,661,064
                                                                            =============        =============


                                                                               April 30,           January 31,
                                                                                 2002                 2002
                                                                           -----------------------------------
Identifiable assets
   Product recovery/pollution control equipment                              $37,990,934          $38,945,179
   Fluid handling equipment                                                   18,267,551           18,209,157
                                                                             ------------         ------------
                                                                              56,258,485           57,154,336
   Corporate                                                                  12,789,473           10,915,856
                                                                            -------------        -------------
                                                                             $69,047,958          $68,070,192
                                                                            =============        =============

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FASB No. 141, "Business Combinations", and FASB No. 142, "Goodwill and Other Intangible Assets". FASB No. 141, which is effective for business combinations completed after June 30, 2001, requires among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. FASB No. 142, which became effective for the Company prospectively as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually.

If FASB No. 142 had been in effect during the year ended January 31, 2002, the Company's earnings would have been improved because of reduced amortization, as described below:


                                                   Three Months Ended April 30, 2001
                                       -----------------------------------------------------------
                                                           Basic Earnings       Diluted Earnings
                                         Net Income          per Share              per Share
                                       ---------------    -----------------    -------------------
        Net income as reported             $1,635,715                $ .27                  $ .27

        Add:  amortization                     78,073                  .01                    .01
                                       ---------------    -----------------    -------------------

        Adjusted net income                $1,713,788                $ .28                  $ .28
                                       ===============    =================    ===================




NOTE 8 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS










To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                           /s/ Margolis & Company P.C.
                                           ----------------------------
                                           Certified Public Accountants




Bala Cynwyd, Pennsylvania
May 21, 2002

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.


                                                               Three Months Ended
                                                                    April 30,
                                                          2002                    2001
           -----------------------------------------------------------------------------
           Net sales                                     100.0%                  100.0%
           Cost of goods sold                             65.9%                   63.4%
           -----------------------------------------------------------------------------
           Gross profit                                   34.1%                   36.6%

           Selling expenses                               11.0%                   10.5%
           General and administrative expenses            11.2%                   10.9%
           -----------------------------------------------------------------------------
           Income from operations                         11.9%                   15.2%

           Interest expense                                (.7%)                   (.9%)
           Other income, net                                .4%                     .5%
           -----------------------------------------------------------------------------
           Income before taxes                            11.6%                   14.8%
           Provision for taxes                             4.2%                    5.5%
           -----------------------------------------------------------------------------
           Net income                                      7.4%                    9.3%
           =============================================================================


Three Months Ended April 30, 2002 vs Three Months Ended April 30, 2001

Net sales for the three-month period ended April 30, 2002 were $16,193,880 compared to $17,556,044 for the three-month period ended April 30, 2001, a decrease of $1,362,164 or 7.8%. Sales in the Product Recovery/Pollution Control Equipment segment were $10,309,621 or slightly lower than the three-month period ended April 30, 2001. Sales in the Fluid Handling Equipment segment were $5,884,259 or 18.2% lower than the three-month period ended April 30, 2001. We believe that the decreased demand is attributed to a slowing economy, especially in the Fluid Handling Equipment segment.

Backlog at April 30, 2002 totaled $9,306,079 compared to $13,540,476 at April 30, 2001. In addition, at April 30, 2002, the Company had $4,987,777, compared to $4,280,236 at April 30, 2001 of orders, which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 2002 was $1,200,128 compared to $1,635,715 for the three-month period ended April 30, 2001, a decrease of $435,587 or 26.6%. The decrease in net income is principally related to the lower sales in the Fluid Handling Equipment segment.

The gross margin for the three-month period ended April 30, 2002 was 34.1% versus 36.6% for the same period in the prior year due to lower gross margins experienced in the Fluid Handling Equipment segment. The Fluid Handling Equipment segment represented 36.3% of the Company's sales in the three-month period ended April 30, 2002 compared to 41.0% for the three-month period ended April 30, 2001.

Selling expense decreased $68,883 during the three-month period ended April 30, 2002 compared to the same period last year. Selling expense as a percentage of net sales was 11.0% for the three-month period ended April 30, 2002 compared to 10.5% for the three-month period ended April 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...


General and administrative expense was $1,824,129 for the three-month period ended April 30, 2002 compared to $1,912,887 for the same period last year, a decrease of $88,758. General and administrative expense as a percentage of net sales was 11.2% for the three-month period ended April 30, 2002 compared to 10.9% for the same period last year. This reduction, in dollars, is principally related to the reduction in amortization expense for goodwill that is no longer being amortized per FASB No. 142.

Interest expense was $120,994 for the three-month period ended April 30, 2002 compared to $151,069 for the same period in the prior year, or a decrease of $30,075. During the first quarter ended April 30, 2002, the Company reduced its long-term debt by $358,457 and by $1,431,100 since April 30, 2001.

Other income, net, decreased $20,059 for the three-month period ended April 30, 2002 compared to the three-month period ended April 30, 2001, principally because of the reduction in interest rates on our short-term investments.

The effective tax rates for the three-month periods ended April 30, 2002 and April 30, 2001 were 36.0% and 37.0%, respectively.


Liquidity:

The Company's cash and cash equivalents were $11,816,022 on April 30, 2002 compared to $11,832,260 on January 31, 2002, a decrease of $16,238. This decrease is the net result of the positive cash flows provided by operating activities of $937,878, proceeds received from the sale of property and equipment amounting to $6,000, and proceeds of $120,000 received from the exercise of stock options, offset by payment of the quarterly cash dividend amounting to $482,352 (net of $34,679 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totalling $316,199, purchases of treasury stock amounting to $125,958, and investment in property and equipment amounting to $195,753. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $11,282,210 on April 30, 2002 compared to $10,465,069 on January 31, 2002, which represents an increase of $817,141. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,952,956 on April 30, 2002 compared to $13,701,676 on January 31, 2002, an increase of $251,280. Inventory balances fluctuate depending on the size and timing of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $10,580,627 on April 30, 2002 compared to $9,598,600 on January 31, 2002, an increase of $982,027. Accounts payable and accrued expenses, offset by a reduction in customer advances, accounted for a substantial amount of the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit which together total $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of April 30, 2002 and January 31, 2002, working capital was $27,938,129 and $27,813,079, respectively, and the current ratio was 3.6 and 3.9, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...


Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2002 amounted to $937,878 compared with $2,254,509 in the three-month period ended April 30, 2001, a decrease of $1,316,631. This decrease in cash flows from operating activities was due principally to an increase in accounts receivables and inventories, and a decrease in net income, customer advances and other non-current liabilities offset by an increase in the accounts payable balance.

Cash flows used in investing activities during the three-month period ended April 30, 2002 amounted to $189,753 compared with $292,157 for the three-month period ended April 30, 2001. The Company's investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2002 utilized $804,509 of available resources compared to $955,111 for the three-month period ended April 30, 2001. The $150,602 decrease in cash flows used in financing activities is primarily due to a reduction in debt payments of $187,509. The 2002 activity is the result of the payment of the quarterly cash dividend amounting to $482,352 (net of $34,679 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), reduction of long-term debt totalling $316,199, plus the purchase of treasury stock totalling $125,958, offset by the proceeds from the exercise of stock options totalling $120,000.

The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002 and June 7, 2002 to stockholders of record as of February 22, 2002 and May 24, 2002, respectively.


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

The following important factors, along with those discussed elsewhere in our filings with the Securities and Exchange Commission including without limitation our Annual Report on Form 10-K for the year ended January 31, 2002, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:


o materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;

o    material changes in available technology;

o changes in our accounting rules promulgated by regulatory agencies, including the Securities and Exchange Commission, which could result in an impact on earnings;

o    unexpected results in our product development activities;

o    retention of customers;

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

Item 5.   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits Required by Item 601 of Regulation S-K

          None

          (b)  Reports on Form 8-K

          There were no Current Reports on Form 8-K filed for the three-month period ended April 30, 2002.

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





                                             Met-Pro Corporation
                                             -----------------------------------
                                             (Registrant)



June 7, 2002                                 /s/ William L. Kacin
                                             -----------------------------------
                                             William L. Kacin,
                                             Chairman, President and
                                             Chief Executive Officer




June 7, 2002                                 /s/ Gary J. Morgan
                                             -----------------------------------
                                             Gary J. Morgan,
                                             Vice President - Finance,
                                             Secretary and Treasurer, Chief
                                             Financial Officer, Chief Accounting
                                             Officer and Director