Form 10-Q
period 2002-07-31
MET PRO CORP
filed 2002-09-09
CIK 65201

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


For the quarter ended: July 31, 2002           Commission file number: 001-07763



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

     The number of shares outstanding of the Registrant's common stock (par value $.10 per share) is 6,210,391 (as of July 31, 2002).

                                                         MET-PRO CORPORATION


                                                              INDEX


PART I - FINANCIAL INFORMATION

  Item 1.         Financial Statements

         Consolidated balance sheet as of
                 July 31, 2002 and January 31, 2002..........................................................  2
         Consolidated statement of operations for the six-month
                 and three-month periods ended July 31, 2002 and 2001........................................  3
         Consolidated statement of stockholders' equity for the
                 six-month periods ended July 31, 2002 and 2001..............................................  4
         Consolidated statement of cash flows for the six-month
                 periods ended July 31, 2002 and 2001........................................................  5
         Notes to consolidated financial statements..........................................................  6
         Report of independent accountants................................................................... 10

  Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................................................... 11


PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings........................................................................... 16

  Item 2.        Changes in Securities and Use of Proceeds................................................... 16

  Item 3.        Defaults Upon Senior Securities............................................................. 16

  Item 4.        Submission of Matters to a Vote of Security Holders......................................... 16

  Item 5.        Other Information........................................................................... 17

  Item 6.        Exhibits and Reports on Form 8-K

                 (a) Exhibits Required by Item 601 of Regulation S-K......................................... 17
                 (b) Reports on Form 8-K..................................................................... 17


SIGNATURES................................................................................................... 18

                                               MET-PRO CORPORATION

                                           CONSOLIDATED BALANCE SHEET

                                                   (unaudited)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                July 31,              January 31,
ASSETS                                                                            2002                    2002
------------------------------------------------------------------------------------------------------------------
Current assets
     Cash and cash equivalents                                                 $12,551,935            $11,832,260
     Accounts receivable, net of allowance for doubtful
        accounts of approximately $285,000 and
        $229,000, respectively                                                  12,651,796             10,465,069
     Inventories                                                                13,845,640             13,701,676
     Prepaid expenses, deposits and other current assets                           872,964                911,457
     Deferred income taxes                                                         501,217                501,217
------------------------------------------------------------------------------------------------------------------
               Total current assets                                             40,423,552             37,411,679

Property, plant and equipment, net                                              12,383,944             12,505,114
Costs in excess of net assets of businesses acquired, net                       20,796,610             17,780,767
Other assets                                                                       407,634                372,632
------------------------------------------------------------------------------------------------------------------
               Total assets                                                    $74,011,740            $68,070,192
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities
     Current portion of long-term debt                                          $1,536,926             $1,231,469
     Accounts payable                                                            4,077,780              3,094,300
     Accrued salaries, wages and expenses                                        5,298,292              4,555,931
     Payroll and other taxes payable                                                55,575                  2,645
     Dividend payable                                                              527,526                517,070
     Customers' advances                                                           674,347                749,734
------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                        12,170,446             10,151,149

Long-term debt                                                                   7,619,195              7,125,195
Other non-current liabilities                                                       35,523                 34,424
Deferred income taxes                                                              399,719                480,030
------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                20,224,883             17,790,798
------------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Common stock, $.10 par value; 18,000,000 shares
      authorized, 7,223,725 and 7,219,165 shares issued,
      of which 1,013,334 and 1,135,993 shares were reacquired
      and held in treasury at the respective dates                                 722,372                721,916
   Additional paid-in capital                                                    8,161,503              7,879,368
   Retained earnings                                                            57,568,877             55,990,079
   Accumulated other comprehensive loss                                           (588,533)              (827,737)
   Treasury stock, at cost                                                     (12,077,362)           (13,484,232)
------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                       53,786,857             50,279,394
------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                      $74,011,740            $68,070,192
==================================================================================================================

See accompanying notes to consolidated financial statements.

                                               MET-PRO CORPORATION

                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   (unaudited)


                                                  Six Months Ended                                 Three Months Ended
                                                      July 31,                                           July 31,
                                               2002                2001                          2002                 2001
------------------------------------------------------------------------------------------------------------------------------
Net sales                                  $34,471,963         $37,927,825                   $18,278,083          $20,371,781
Cost of goods sold                          22,766,658          24,581,365                    12,101,609           13,442,979
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                11,705,305          13,346,460                     6,176,474            6,928,802
------------------------------------------------------------------------------------------------------------------------------

Operating expenses
   Selling                                   3,643,497           3,677,916                     1,868,673            1,834,209
   General and administrative                3,847,768           4,073,046                     2,023,639            2,160,159
------------------------------------------------------------------------------------------------------------------------------
                                             7,491,265           7,750,962                     3,892,312            3,994,368
------------------------------------------------------------------------------------------------------------------------------
Income from operations                       4,214,040           5,595,498                     2,284,162            2,934,434

Interest expense                              (250,743)           (290,997)                     (129,749)            (139,928)
Other income, net                              119,330             194,919                        53,012              108,542
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                          4,082,627           5,499,420                     2,207,425            2,903,048
Provision for taxes                          1,449,333           2,007,286                       774,259            1,046,629
------------------------------------------------------------------------------------------------------------------------------
Net income                                  $2,633,294          $3,492,134                    $1,433,166           $1,856,419
==============================================================================================================================

Earnings per share, basic (1)                     $.43                $.57                          $.23                 $.30

Earnings per share, diluted (2)                   $.43                $.57                          $.23                 $.30

Cash dividend per share - declared (3)            $.17                $.17                         $.085                $.085

Cash dividend per share - paid (3)                $.17                $.17                         $.085                $.085
==============================================================================================================================


     (1) Basic earnings per share are based upon the weighted average number of shares outstanding of 6,146,130 and 6,124,960 in the six-month periods ended July 31, 2002 and 2001, respectively, and 6,131,136 and 6,118,371 in three-month periods ended July 31, 2002 and 2001, respectively.

     (2) Diluted earnings per share are based on the weighted average number of shares outstanding of 6,193,553 and 6,174,866 in the six-month periods ended July 31, 2002 and 2001, respectively, and 6,181,889 and 6,170,706 in the three-month periods ended July 31, 2002 and 2001, respectively.

     (3) The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002, June 7, 2002 and September 6, 2002 to stockholders of record as of February 22, 2002, May 24, 2002 and August 23, 2002, respectively. Quarterly dividends of $.085 per share were payable on March 9, 2001, June 8, 2001 and September 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001 and August 31, 2001, respectively.

See accompanying notes to consolidated financial statements.

                                                 MET-PRO CORPORATION

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    (unaudited)

                                                                                        Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive     Treasury
                                               Stock       Capital        Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2002                   $721,916     $7,879,368     $55,990,079     ($827,737)   ($13,484,232)     $50,279,394

Comprehensive income:
   Net income                                       -              -       2,633,294             -               -
   Cumulative translation adjustment                -              -               -       368,412               -
   Interest rate swap,
     net of tax of $71,387                          -              -               -      (129,208)              -
       Total comprehensive income                                                                                         2,872,498

Issuance of treasury stock
   for acquisition of business                      -        250,782               -             -       1,349,218        1,600,000
Dividends paid, $.085 per share                     -              -        (526,970)            -               -         (526,970)
Dividends declared, $.085 per share                 -              -        (527,526)            -               -         (527,526)
Proceeds from issuance of
   common stock under dividend
   reinvestment plan (4,560
   shares)                                        456         67,604               -             -               -           68,060
Stock option transactions                           -        (36,251)              -             -         346,870          310,619
Purchase of 19,941 shares of
   treasury stock                                   -              -               -             -        (289,218)        (289,218)
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 2002                      $722,372     $8,161,503     $57,568,877     ($588,533)   ($12,077,362)     $53,786,857
====================================================================================================================================



                                                                                        Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive     Treasury
                                               Stock       Capital        Earnings     Income/(Loss)      Stock            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001                   $720,658     $8,139,799     $51,880,800     ($491,163)    ($13,188,728)    $47,061,366

Comprehensive income:
   Net income                                       -              -       3,492,134             -                -
   Cumulative translation adjustment                -              -               -      (172,591)               -
       Total comprehensive income                                                                                         3,319,543

Dividends paid, $.085 per share                     -              -        (523,131)            -                -        (523,131)
Dividends declared, $.085 per share                 -              -        (523,010)            -                -        (523,010)
Proceeds from issuance of
   common stock under dividend
   reinvestment plan (6,485
   shares)                                        649         74,360               -             -                -          75,009
Stock option transactions                           -       (405,678)              -             -        1,497,931       1,092,253
Purchase of 69,390 shares of
   treasury stock                                   -              -               -             -         (984,911)       (984,911)
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 2001                      $721,307     $7,808,481     $54,326,793     ($663,754)    ($12,675,708)    $49,517,119
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                            MET-PRO CORPORATION

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                (unaudited)

                                                                                     Six Months Ended
                                                                                          July 31,
                                                                                 2002                2001
-------------------------------------------------------------------------------------------------------------

                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net Income                                                                 $2,633,294          $3,492,134
   Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                                             778,783           1,022,172
       Deferred income taxes                                                     (80,311)            (14,250)
       Gain on sale of property and equipment, net                                (1,591)             (9,254)
       Allowance for doubtful accounts                                            56,086              50,946
       (Increase) decrease in operating assets,
            net of acquisition of business:
           Accounts receivable                                                (1,923,440)            633,640
           Inventories                                                            41,897          (1,025,646)
           Prepaid expenses and other current assets                              46,084            (275,073)
           Other assets                                                           (4,494)             (4,344)
       Increase (decrease) in operating liabilities,
            net of acquisition of business:
           Accounts payable, accrued expenses and taxes                        1,608,059            (891,814)
           Customers' advances                                                   (73,213)            (64,751)
           Other non-current liabilities                                           1,099              44,206
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             3,082,253           2,957,966
-------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
   Proceeds from sale of property and equipment                                   10,000              66,171
   Acquisitions of property and equipment                                       (522,214)         (1,018,332)
   Payment for acquisition of business                                          (463,369)                  -
-------------------------------------------------------------------------------------------------------------
         Net cash (used in) investing activities                                (975,583)           (952,161)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from new borrowing                                                    16,373                   -
   Reduction of debt                                                            (546,124)         (1,008,029)
   Exercise of stock options                                                     310,619           1,092,253
   Payment of dividends                                                         (975,979)           (965,791)
   Purchase of treasury shares                                                  (289,218)           (984,911)
-------------------------------------------------------------------------------------------------------------
         Net cash (used in) financing activities                              (1,484,329)         (1,866,478)
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           97,334             (39,496)
-------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        719,675              99,831

Cash and cash equivalents at February 1                                       11,832,260           8,510,045
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at July 31                                         $12,551,935          $8,609,876
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries, Strobic Air Corporation, Flex-Kleen Canada Inc., Mefiag B.V. and Pristine Hydrochemical Inc. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.




NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2002 and the results of operations for the six-month and three-month periods ended July 31, 2002 and 2001, and changes in stockholders' equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2002.




NOTE 3 - ACQUISITION OF BUSINESS

Effective May 22, 2002, the Company, pursuant to an Agreement and Plan of Merger, acquired 100% of the Common Stock of Pristine Hydrochemical Inc. ("Pristine") for a purchase price of approximately $3,200,000. The results of Pristine's operations have been included in the consolidated financial statements since that date. The acquisition was accounted for as a purchase transaction. Pristine sells water treatment chemicals and services to municipal water utilities, and boiler and water cooling chemicals and services to industrial and commercial markets. It is expected that Pristine will complement the operations of the Company's Stiles-Kem Division.

The acquisition was completed by issuing Common Stock from the treasury valued at $1,600,000 (113,475 shares), a cash payment of $400,000, promissory notes payable for $1,200,000, plus acquisition costs. The notes are payable over a four-year period in installments of $300,000 annually, plus interest at a fixed rate of 4.75%. Goodwill totaling approximately $3,016,000 was acquired.

The following unaudited pro-forma summary presents the consolidated results of operations for the six-month periods ended July 31, 2002 and 2001 as if the Company had acquired Pristine on February 1, 2001:


                                                   Six Months Ended July 31,
                                                    2002             2001
                                                -------------    -------------
        Net sales                                $35,733,902      $38,878,401
        Income before taxes                        4,340,063        5,693,338
        Net income                                 2,799,340        3,615,272

        Earnings per share, basic                       $.46             $.59
        Earnings per share, diluted                     $.45             $.59

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                  July 31,      January 31,
                                                    2002           2002
                                               ------------- --------------
Raw materials                                    $7,447,401     $7,369,965
Work in progress                                  1,575,656      1,559,273
Finished goods                                    4,822,583      4,772,438
                                               -------------  -------------
                                                $13,845,640    $13,701,676
                                               =============  =============




NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

                                                   Six Months Ended July 31,
                                                    2002           2001
                                                ------------  -------------
Cash paid during the period for:
     Interest                                      $173,857       $293,585
     Income taxes                                 1,264,302      1,958,655




NOTE 6 - OTHER INCOME, NET

Other income, net was comprised of the following:


                                                               Six Months Ended July 31,    Three Months Ended July 31,
                                                                  2002           2001             2002          2001
                                                            -------------  -------------    ------------- -------------
   Gain/(loss) on sale of property and equipment                  $1,591         $9,254          ($4,409)        ($152)
   Other, primarily interest income                              117,739        185,665           57,421       108,694
                                                            -------------  -------------    ------------- -------------
                                                                $119,330       $194,919          $53,012      $108,542
                                                            =============  =============    ============= =============

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - BUSINESS SEGMENT DATA

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


Financial information by business segment is shown below:


                                                                 Six Months Ended July 31,        Three Months Ended July 31,
                                                                   2002             2001             2002            2001
                                                             --------------------------------  -------------------------------
Net sales
     Product recovery/pollution control equipment               $22,568,507      $24,204,834      $12,258,886     $13,843,124
     Fluid handling equipment                                    11,903,456       13,722,991        6,019,197       6,528,657
                                                             ---------------  ---------------   --------------  --------------
                                                                $34,471,963      $37,927,825      $18,278,083     $20,371,781
                                                             ===============  ===============   ==============  ==============

Income from operations
     Product recovery/pollution control equipment                $2,707,279       $3,209,024       $1,463,779      $1,937,747
     Fluid handling equipment                                     1,506,761        2,386,474          820,383         996,687
                                                             ---------------  ---------------   --------------  --------------
                                                                 $4,214,040       $5,595,498       $2,284,162      $2,934,434
                                                             ===============  ===============   ==============  ==============



                                                                 July  31,       January  31,
                                                                   2002             2002
                                                             --------------------------------
Identifiable assets
     Product recovery/pollution control equipment               $41,480,954      $38,458,075
     Fluid handling equipment                                    18,578,324       18,209,157
                                                             ---------------  ---------------
                                                                 60,059,278       56,667,232
     Corporate                                                   13,952,462       11,402,960
                                                             ---------------  ---------------
                                                                $74,011,740      $68,070,192
                                                             ===============  ===============

                              MET-PRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8 - NEW ACCOUNTING STANDARDS

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

If FASB No. 142 had been in effect during the year ended January 31, 2002, the Company's earnings would have been improved because of reduced amortization, as described below:


                                                                      Six Months Ended July 31, 2001
                                                        -----------------------------------------------------------
                                                            Net Income      Basic Earnings       Diluted Earnings
                                                                              per Share             per Share
                                                        ---------------    -----------------    -------------------
                         Net income as reported             $3,492,134                 $.57                  $.57

                         Add:  amortization                    157,387                  .03                   .02
                                                        ---------------    -----------------    -------------------

                         Adjusted net income                $3,649,521                 $.60                  $.59
                                                        ===============    =================    ===================



In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have a material impact on the Company's results of operations and financial position.




NOTE 9 - RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the fiscal year ended January 31, 2002 to conform with the presentation of the financial statements for the six-month period ended July 31, 2002. Such reclassifications did not have any impact on stockholders' equity and net income as of and for the year ended January 31, 2002.




NOTE 10 - ACCOUNTANTS' 10-Q REVIEW

Margolis & Company P.C., the Company's independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2002, and the related consolidated statements of operations for the six-month and three- month periods ended July 31, 2002 and 2001 and stockholders' equity and cash flows for the six-month periods ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




Bala Cynwyd, Pennsylvania
August 20, 2002

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the six and three-month periods indicated, certain financial information derived from the Company's consolidated statement of operations expressed as a percentage of net sales.


                                               Six Months Ended                            Three Months Ended
                                                   July 31,                                      July 31,

                                            2002               2001                        2002            2001
--------------------------------------------------------------------------------------------------------------------
Net sales                                  100.0%             100.0%                      100.0%          100.0%
Cost of goods sold                          66.0%              64.8%                       66.2%           66.0%
--------------------------------------------------------------------------------------------------------------------
Gross profit                                34.0%              35.2%                       33.8%           34.0%

Selling expenses                            10.6%               9.7%                       10.2%            9.0%
General and administrative expenses         11.1%              10.7%                       11.1%           10.6%
--------------------------------------------------------------------------------------------------------------------
Income from operations                      12.3%              14.8%                       12.5%           14.4%

Interest expense                             (.8%)              (.8%)                       (.7%)           (.7%)
Other income, net                             .3%                .5%                         .3%             .5%
--------------------------------------------------------------------------------------------------------------------
Income before taxes                         11.8%              14.5%                       12.1%           14.2%
Provision for taxes                          4.2%               5.3%                        4.3%            5.1%
--------------------------------------------------------------------------------------------------------------------
Net income                                   7.6%               9.2%                        7.8%            9.1%
====================================================================================================================


Six Months Ended July 31, 2002 vs Six Months Ended July 31, 2001

Net sales for the six-month period ended July 31, 2002 were $34,471,963 compared to $37,927,825 for the six-month period ended July 31, 2001, a decrease of $3,455,862 or 9.1%. Sales in the Product Recovery/Pollution Control Equipment segment were $22,568,507 or $1,636,327 lower than the six-month period ended July 31, 2001. Sales in the Fluid Handling Equipment segment were $11,903,456 or $1,819,535 lower compared to the six-month period ended July 31, 2001. We believe that the decreased demand in both business segments is attributed to a slow economy.

Backlog at July 31, 2002 totaled $9,354,974 compared to $9,947,194 at July 31, 2001. In addition, at July 31, 2002 the Company had $7,673,760, compared to $4,052,676 at July 31, 2001, of orders which are not included in our backlog due to the Company's long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the six-month period ended July 31, 2002 was $2,633,294 compared to $3,492,134 for the six-month period ended July 31, 2001, a decrease of $858,840 or 24.6%. The decrease in net income is principally related to the lower sales in both of the Company's business segments during the period.

The gross margin for the six-month period ended July 31, 2002 was 34.0% versus 35.2% for the same period in the prior year due to lower gross margins experienced in the Fluid Handling Equipment segment. The Fluid Handling Equipment segment represented 34.5% of the Company's sales for the six-month period ended July 31, 2002 compared to 36.2% for the six-month period ended July 31, 2001.

Selling expense decreased $34,419 during the six-month period ended July 31, 2002 compared to the same period last year. Selling expense as a percentage of net sales was 10.6% for the six-month period ended July 31, 2002 compared to 9.7% for the six-month period ended July 31, 2001.

                               MET-PRO CORPORATION


Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

General and administrative expense was $3,847,768 for the six-month period ended July 31, 2002 compared to $4,073,046 for the same period last year, a decrease of $225,278. General and administrative expense as a percentage of net sales was 11.1% for the six-month period ended July 31, 2002 compared to 10.7% for the same period last year. This reduction, in dollars, is principally related to the reduction in amortization expense for goodwill that is no longer being amortized per FASB No. 142.

Interest expense was $250,743 for the six-month period ended July 31, 2002 compared to $290,997 for the same period in the prior year, or a decrease of $40,254. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, decreased $75,589 for the six-month period ended July 31, 2002 compared to the six-month period ended July 31, 2001, principally because of the reduction in interest rates on our short-term investments.

The effective tax rate for the six-month periods ended July 31, 2002 and 2001 was 35.5% and 36.5%, respectively.


Three Months Ended July 31, 2002 vs Three Months Ended July 31, 2001

Net sales for the three-month period ended July 31, 2002 were $18,278,083 compared to $20,371,781 for the three-month period ended July 31, 2001, a decrease of $2,093,698. Sales in the Product Recovery/Pollution Control Equipment segment were $12,258,886 or $1,584,238 lower than the three-month period ended July 31, 2001. Sales in the Fluid Handling Equipment segment were $6,019,197 or $509,460 lower compared to the three-month period ended July 31, 2001. We believe that the decreased demand in both business segments is attributed to a slow economy.

Net income for the three-month period ended July 31, 2002 was $1,433,166 compared to $1,856,419 for the three-month period ended July 31, 2001, a decrease of $423,253 or 22.8%. The decrease in net income is related to the lower sales in both of the Company's business segments during the period.

The gross margin for the three-month period ended July 31, 2002 was 33.8% compared to 34.0% for the same period last year, due to lower gross margins experienced in the Fluid Handling Equipment segment.

Selling expenses increased $34,464 during the three-month period ended July 31, 2002 compared to the same period last year. As a percentage of net sales, selling expense increased to 10.2% for the three-month period ended July 31, 2002 from 9.0% for the three-month period ended July 31, 2001.

General and administrative expense was $2,023,639 for the three-month period ended July 31, 2002 compared to $2,160,159 for the three-month period ended July 31, 2001, a decrease of $136,520. General and administrative expense for the three-month period ended July 31, 2002 was 11.1% of net sales, compared to 10.6% of net sales for the same period last year. This reduction, in dollars, is principally related to the reduction of amortization expense for goodwill that is no longer being amortized per FASB No. 142.

Interest expense was $129,749 for the three-month period ended July 31, 2002 compared to $139,928 for the same period in the prior year, or a decrease of 7.3%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, decreased $55,530 for the three-month period ended July 31, 2002 compared to the three-month period ended July 31, 2001, principally because of the reduction in interest rates on our short-term investments.

The effective tax rate for the three-month period ended July 31, 2002 was 35.1% compared to 36.1% for the three-month period ended July 31, 2001.

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

Liquidity:

The Company's cash and cash equivalents were $12,551,935 on July 31, 2002 compared to $11,832,260 on January 31, 2002, an increase of $719,675. This increase is the net result of the following occurring during this six-month period: cash flows provided by operating activities of $3,082,253, proceeds received from new borrowings of $16,373, proceeds received from the exercise of stock options totaling $310,619, exchange rate changes of $97,334, and proceeds received from the sale of equipment amounting to $10,000, offset by the payment of quarterly cash dividends amounting to $975,979 (net of $68,060 of dividends returned to the Company for stock purchases under the Dividend Reinvestment
Plan), payments on long-term debt totaling $546,124, purchases of treasury stock amounting to $289,218, investment in property, plant and equipment amounting to $522,214 and payment for the acquisition of a business amounting to $463,369. The Company's cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $12,651,796 on July 31, 2002 compared to $10,465,069 on January 31, 2002, which represents an increase of $2,186,727. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,845,640 on July 31, 2002 compared to $13,701,676 on January 31, 2002, an increase of $143,964. Inventory balances fluctuate depending on the size and timing of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $12,170,446 on July 31, 2002 compared to $10,151,149 on January 31, 2002, an increase of $2,019,297. Increases in accounts payable, current portion of long-term debt and accrued expenses, offset by a reduction in customer advances, accounted for a substantial amount of the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit which together total $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of July 31, 2002 and January 31, 2002, working capital was $28,253,106 and $27,260,530, respectively, and the current ratio was 3.3 and 3.7, respectively.


Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2002 amounted to $3,082,253 compared with $2,957,966 for the six-month period ended July 31, 2001, an increase of $124,287. Cash provided by operating activities for the six-month period ended July 31, 2002 was due principally to an increase in accounts payable, accrued expenses and taxes, offset by an increase in accounts receivable.

Cash flows used in investing activities during the six-month period ended July 31, 2002 amounted to $975,583 compared with $952,161 for the six-month period ended July 31, 2001. The Company's investing activities principally represent the acquisition of a business during the six-month period ended July 31, 2002, and the purchase of property, plant and equipment in the two operating segments during both years.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2002 utilized $1,484,329 of available resources compared to $1,866,478 for the six-month period ended July 31, 2001. The 2002 activity is the result of the payment of the quarterly cash dividend amounting to $975,979 (net of $68,060 of dividends returned to the Company for stock purchases under the Dividend Reinvestment
Plan), reduction of long-term debt totaling $546,124, plus the purchase of treasury stock totaling $289,218, offset by the proceeds received through

                               MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations continued...

borrowings of $16,373 for equipment purchases and proceeds received from the exercise of stock options totaling $310,619.

The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002, June 7, 2002 and September 6, 2002 to stockholders of record as of February 22, 2002, May 24, 2002 and August 23, 2002, respectively.


Critical Accounting Policies and Estimates:

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Costs in excess of net assets of businesses acquired (goodwill) subsequent to October 31, 1970, totaling approximately $20,800,000, were being amortized over forty years through January 31, 2002. Subsequent to January 31, 2002, goodwill is no longer being amortized; instead, management will be required to test for impairment of goodwill annually. A preliminary estimate of the annual amortization of goodwill that will cease in the fiscal year ending January 31, 2003 is approximately $500,000.

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions including, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation used by actuaries in calculating such amounts. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.


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

o    changes in accounting rules, which could result in an impact on earnings;

o the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired;

o    unexpected results in our product development activities;

o    loss of key customers;

o    changes in our existing management;

o    exchange rate fluctuations;

o    unexpected changes in our execution of customers' orders;

o    changes in federal or state laws;

o    rate of return on our pension assets;

o the assertion of claims that the Company's products, including products produced by companies acquired by the Company, caused injury, loss or damage; and

o    the effect of acquisitions and other strategic ventures.

                               MET-PRO CORPORATION




PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submissions of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on June 12, 2002. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect two Directors (with Michael J. Morris and Jeffrey H. Nicholas being the nominees) to serve until the 2005 Annual Meeting of Stockholders. Proposal 2 was to ratify the selection of Margolis & Company P.C. as independent certified public accountants for the Company's fiscal year ending January 31, 2003.

At the close of business on the record date for the meeting (which was April 25,
2002), there were 6,086,608 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 5,630,762 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:


                                                                                 Number of Votes

Proposals                                                              For           Against         Abstain
---------------------------------------------------------------------------------------------------------------
Proposal 1 - Election of Directors
                   Michael J. Morris                                5,574,404         56,358              --
                   Jeffrey H. Nicholas                              5,575,748         55,014              --
---------------------------------------------------------------------------------------------------------------
Proposal 2 - Selection of Margolis& Company P.C. as
               Independent Certified Public Accountants             5,602,118         11,719          16,925
---------------------------------------------------------------------------------------------------------------

Consequently, all proposals were adopted by the stockholders.

                               MET-PRO CORPORATION



Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits Required by Item 601 of Regulation S-K

               Exhibit No.                       Description
               -----------                       -----------
                 99.1                            Certification Pursuant to 18
                                                 U.S.C. Section 1350, As Adopted
                                                 Pursuant to Section 906 of the
                                                 Sarbanes-Oxley Act of 2002

                 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b)  Reports on Form 8-K

          There were no Current Reports on Form 8-K filed during the three-month period ended July 31, 2002.

                               MET-PRO CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Met-Pro Corporation
                                          --------------------------------------
                                            (Registrant)




September 9, 2002                         /s/ William L. Kacin
                                          --------------------------------------
                                          William L. Kacin
                                          Chairman, President and
                                          Chief Executive Officer




September 9, 2002                         /s/ Gary J. Morgan
                                          --------------------------------------
                                          Gary J. Morgan
                                          Vice President  of  Finance,
                                          Secretary and Treasurer, Chief
                                          Financial Officer, Chief Accounting
                                          Officer and Director