Form 10-Q
period 2002-10-31
MET PRO CORP
filed 2002-12-09
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2002	Commission file number: 001-07763

MET-PRO CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 723-6751

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   X    No

        The number of shares outstanding of the Registrant’s common stock (par value $.10 per share) is 6,212,969 (as of October 31, 2002).

MET-PRO CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

(a)	Exhibits Required by Item 601 of Regulation S-K	17
(b)	Reports on Form 8-K	17

SIGNATURES	18

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET
(unaudited)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ASSETS	October 31, 2002	January 31, 2002

Current assets
Cash and cash equivalents	$13,044,337	$11,832,260
Accounts receivable, net of allowance for doubtful
accounts of approximately $335,000 and
$229,000, respectively	10,574,818	10,465,069
Inventories	14,351,594	13,701,676
Prepaid expenses, deposits and other current assets	1,025,882	911,457
Deferred income taxes	501,217	501,217

Total current assets	39,497,848	37,411,679

Property, plant and equipment, net	12,134,293	12,505,114
Costs in excess of net assets of businesses acquired, net	20,798,913	17,780,767
Other assets	390,567	372,632

Total assets	$72,821,621	$68,070,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$1,536,926	$1,231,469
Accounts payable	2,143,408	3,094,300
Accrued salaries, wages and expenses	5,296,831	4,555,931
Payroll and other taxes payable	93,878	2,645
Dividend payable	559,167	517,070
Customers' advances	684,569	749,734

Total current liabilities	10,314,779	10,151,149

Long-term debt	7,447,239	7,125,195
Other non-current liabilities	36,072	34,424
Deferred income taxes	348,354	480,030

Total liabilities	18,146,444	17,790,798

Stockholders' equity
Common stock, $.10 par value; 18,000,000 shares
authorized, 7,226,303 and 7,219,165 shares issued,
of which 1,013,334 and 1,135,993 shares were reacquired
and held in treasury at the respective dates	722,630	721,916
Additional paid-in capital	8,194,718	7,879,368
Retained earnings	58,449,968	55,990,079
Accumulated other comprehensive loss	(614,777)	(827,737)
Treasury stock, at cost	(12,077,362)	(13,484,232)

Total stockholders' equity	54,675,177	50,279,394

Total liabilities and stockholders' equity	$72,821,621	$68,070,192

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Nine Months Ended October 31,		Three Months Ended October 31,
	2002	2001	2002	2001

Net sales	$51,143,659	$54,291,770	$16,671,696	$16,363,945
Cost of goods sold	33,392,929	35,587,902	10,626,271	11,006,537

Gross profit	17,750,730	18,703,868	6,045,425	5,357,408

Operating expenses
Selling	5,464,514	5,433,301	1,821,017	1,755,385
General and administrative	5,792,008	5,928,874	1,944,240	1,855,828

	11,256,522	11,362,175	3,765,257	3,611,213

Income from operations	6,494,208	7,341,693	2,280,168	1,746,195

Interest expense	(379,236)	(431,367)	(128,493)	(140,370)
Other income, net	201,168	723,466	81,838	528,547

Income before taxes	6,316,140	7,633,792	2,233,513	2,134,372

Provision for taxes	2,242,230	2,786,333	792,897	779,047

Net income	$4,073,910	$4,847,459	$1,440,616	$1,355,325

Earnings per share, basic (1)	$.66	$.79	$.23	$.22

Earnings per share, diluted (2)	$.66	$.79	$.23	$.22

Cash dividend per share - declared (3)	$.26	$.255	$.09	$.085

Cash dividend per share - paid (3)	$.255	$.255	$.085	$.085

(1)

Basic earnings per share are based upon the weighted average number of shares outstanding of 6,168,123 and 6,118,139 in the nine-month periods ended October 31, 2002 and 2001, respectively, and 6,161,984 and 6,123,346 in the three-month periods ended October 31, 2002 and 2001, respectively.

(2)

Diluted earnings per share are based on the weighted average number of shares outstanding of 6,210,185 and 6,155,894 in the nine-month periods ended October 31, 2002 and 2001, respectively, and 6,205,855 and 6,165,022 in the three-month periods ended October 31, 2002 and 2001, respectively.

(3)

The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002, June 7, 2002 and September 6, 2002 to stockholders of record as of February 22, 2002, May 24, 2002 and August 23, 2002, respectively, and a quarterly dividend of $.09 per share payable on December 9, 2002 to stockholders of record as of November 29, 2002. Quarterly dividends of $.085 per share were payable on March 9, 2001, June 8, 2001, September 10, 2001 and December 10, 2001 to stockholders of record as of February 23, 2001, May 25, 2001, August 31, 2001 and November 30, 2001, respectively.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balances, January 31, 2002	$721,916	$7,879,368	$55,990,079	($827,737)	($13,484,232)	$50,279,394

Comprehensive income:
Net income	-	-	4,073,910	-	-
Cumulative translation adjustment	-	-	-	432,541	-
Interest rate swap,
net of tax of $118,290	-	-	-	(219,581)	-
Total comprehensive income						4,286,870

Issuance of treasury stock
for acquisition of business	-	250,782	-	-	1,349,218	1,600,000
Dividends paid, $.17 per share	-	-	(1,054,854)	-	-	(1,054,854)
Dividends declared, $.09 per share	-	-	(559,167)	-	-	(559,167)
Proceeds from issuance of
common stock under dividend
reinvestment plan (7,138
shares)	714	100,819	-	-	-	101,533
Stock option transactions	-	(36,251)	-	-	346,870	310,619
Purchase of 19,941 shares of
treasury stock	-	-	-	-	(289,218)	(289,218)

Balances, October 31, 2002	$722,630	$8,194,718	$58,449,968	($614,777)	($12,077,362)	$54,675,177

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total

Balances, January 31, 2001	$720,658	$8,139,799	$51,880,800	($491,163)	($13,188,728)	$47,061,366

Comprehensive income:
Net income	-	-	4,847,459	-	-
Cumulative translation adjustment	-	-	-	(97,728)	-
Total comprehensive income						4,749,731

Dividends paid, $.17 per share	-	-	(1,046,159)	-	-	(1,046,159)
Dividends declared, $.09 per share	-	-	(516,809)	-	-	(516,809)
Proceeds from issuance of
common stock under dividend
reinvestment plan (9,516
shares)	952	111,042	-	-	-	111,994
Stock option transactions	-	(405,678)	-	-	1,497,931	1,092,253
Purchase of 145,590 shares of
treasury stock	-	-	-	-	(1,793,435)	(1,793,435)

Balances, October 31, 2001	$721,610	$7,845,163	$55,165,291	($588,891)	($13,484,232)	$49,658,941

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 31,
	2002	2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$4,073,910	$4,847,459
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,180,155	1,531,771
Deferred income taxes	(131,676)	(21,374)
Gain on sale of property and equipment, net	(5,441)	(468,380)
Allowance for doubtful accounts	106,406	19,345
(Increase) decrease in operating assets,
net of acquisition of business:
Accounts receivable	96,461	2,699,142
Inventories	(437,849)	(1,158,100)
Prepaid expenses and other current assets	(105,074)	97,559
Other assets	(6,294)	(6,069)
Increase (decrease) in operating liabilities,
net of acquisition of business:
Accounts payable, accrued expenses and taxes	(293,700)	(1,750,633)
Customers' advances	(65,165)	(165,548)
Other non-current liabilities	1,648	66,310

Net cash provided by operating activities	4,413,381	5,691,482

Cash flows from investing activities
Proceeds from sale of property and equipment	19,112	1,090,941
Acquisitions of property and equipment	(650,503)	(1,291,302)
Payment for acquisition of business	(465,673)	-

Net cash (used in) investing activities	(1,097,064)	(200,361)

Cash flows from financing activities
Proceeds from new borrowing	16,373	-
Reduction of debt	(808,452)	(1,512,978)
Exercise of stock options	310,619	1,092,253
Payment of dividends	(1,470,392)	(1,451,834)
Purchase of treasury shares	(289,218)	(1,793,435)

Net cash (used in) financing activities	(2,241,070)	(3,665,994)

Effect of exchange rate changes on cash	136,830	(19,137)

Net increase in cash and cash equivalents	1,212,077	1,805,990

Cash and cash equivalents at February 1	11,832,260	8,510,045

Cash and cash equivalents at October 31	$13,044,337	$10,316,035

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

NOTE 2 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2002 and the results of operations for the nine-month and three-month periods ended October 31, 2002 and 2001, and changes in stockholders' equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2002.

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

The acquisition was completed by issuing Common Stock from the treasury valued at $1,600,000 (113,475 shares), a cash payment of $400,000, promissory notes payable for $1,200,000, plus acquisition costs. The notes are payable over a four-year period in installments of $300,000 annually, plus interest at a fixed rate of 4.75%. Goodwill totaling approximately $3,018,000 was acquired.

The following unaudited pro-forma summary presents the consolidated results of operations for the nine-month periods ended October 31, 2002 and 2001 as if the Company had acquired Pristine on February 1, 2001:

	Nine Months Ended October 31,
	2002	2001

Net sales	$51,915,817	$56,140,680
Income before taxes	6,473,660	8,010,970
Net income	4,175,511	5,086,967

Earnings per share, basic	$.68	$.83
Earnings per share, diluted	$.67	$.83

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2002	2002

Raw materials	$7,719,548	$7,369,965
Work in progress	1,633,235	1,559,273
Finished goods	4,998,811	4,772,438

	$14,351,594	$13,701,676

NOTE 5 –SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended October 31,
	2002	2001

Cash paid during the period for:
Interest	$353,937	$434,209
Income taxes	2,006,171	2,683,556

NOTE 6 – OTHER INCOME, NET

Other income, net was comprised of the following:

Nine Months Ended October 31,	Three Months Ended October 31,
	2002	2001	2002	2001

Gain on sale of property and equipment	$5,442	$468,380	$3,851	$459,126
Other, primarily interest income	195,726	255,086	77,987	69,421

	$201,168	$723,466	$81,838	$528,547

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – BUSINESS SEGMENT DATA

The Company’s operations are conducted in two business segments as follows: the manufacture and sale of product recovery/pollution control equipment, and the manufacture and sale of fluid handling equipment.

No significant intercompany revenue is realized by either business segment. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

Financial information by business segment is shown below:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2002	2001	2002	2001

Net sales
Product recovery/pollution control equipment	$33,329,846	$34,388,322	$10,761,339	$10,183,488
Fluid handling equipment	17,813,813	19,903,448	5,910,357	6,180,457

	$51,143,659	$54,291,770	$16,671,696	$16,363,945

Income from operations
Product recovery/pollution control equipment	$4,134,415	$3,958,801	$1,427,136	$749,777
Fluid handling equipment	2,359,793	3,382,892	853,032	996,418

	$6,494,208	$7,341,693	$2,280,168	$1,746,195

	October 31,	January 31,
	2002	2002

Identifiable assets
Product recovery/pollution control equipment	$41,200,238	$38,458,075
Fluid handling equipment	18,936,622	18,209,157

	60,136,860	56,667,232
Corporate	12,684,761	11,402,960

	$72,821,621	$68,070,192

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FASB No. 141, “Business Combinations”, and FASB No. 142, “Goodwill and Other Intangible Assets”. FASB No. 141, which was effective for business combinations completed after June 30, 2001, requires among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. FASB No. 142, which became effective for the Company prospectively as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually.

If FASB No. 142 had been in effect during the year ended January 31, 2002, the Company’s earnings would have been improved because of reduced amortization, as described below:

Nine Months Ended October 31, 2001

		Basic Earnings	Diluted Earnings
	Net Income	Per Share	Per Share

Net income as reported	$4,847,459	$ .79	$ .79
Add: amortization	236,081.04		.04

Adjusted net income	$5,083,540	$ .83	$ .83

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have a material impact on the Company’s results of operations and financial position.

NOTE 9 – RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the fiscal year ended January 31, 2002 to conform with the presentation of the financial statements for the nine-month period ended October 31, 2002. Such reclassifications did not have any impact on stockholders’ equity and net income as of and for the year ended January 31, 2002.

NOTE 10 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2002, and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2002 and 2001 and stockholders’ equity and cash flows for the nine-month periods ended October 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis &Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania November 18, 2002

MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the nine and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

Nine Months Ended	Three Months Ended
October 31,	October 31,
	2002		2001		2002		2001

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	65.3%		65.6%		63.7%		67.3%

Gross profit	34.7%		34.4%		36.3%		32.7%

Selling expenses	10.7%		10.0%		10.9%		10.7%
General and administrative expenses	11.3%		10.9%		11.7%		11.3%

Income from operations	12.7%		13.5%		13.7%		10.7%

Interest expense	(.7%	)	(.8%	)	(.8%	)	(.9%	)
Other income, net	.4%		1.3%		.5%		3.2%

Income before taxes	12.4%		14.0%		13.4%		13.0%
Provision for taxes	4.4%		5.1%		4.8%		4.7%

Net income	8.0%		8.9%		8.6%		8.3%

Nine Months Ended October 31, 2002 vs Nine Months Ended October 31, 2001

Net sales for the nine-month period ended October 31, 2002 were $51,143,659 compared to $54,291,770 for the nine-month period ended October 31, 2001, a decrease of $3,148,111 or 5.8%. Sales in the Product Recovery/Pollution Control Equipment segment were $33,329,846 or $1,058,476 lower than the nine-month period ended October 31, 2001. Sales in the Fluid Handling Equipment segment were $17,813,813 or $2,089,635 lower compared to the nine-month period ended October 31, 2001. We believe that the decreased demand in both business segments is attributed to a slow economy.

Backlog at October 31, 2002 totaled $11,516,999 compared to $10,951,097 at October 31, 2001. In addition, at October 31, 2002 the Company had $6,576,590, compared to $4,003,234 at October 31, 2001, of orders which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the nine-month period ended October 31, 2002 was $4,073,910 compared to $4,847,459 for the nine-month period ended October 31, 2001, a decrease of $773,549 or 16.0%. The decrease in net income is principally related to a $444,279 net gain on the sale of property and equipment associated with the Systems Division’s operations during the nine-month period ended October 31, 2001, combined with lower sales in both of the Company’s business segments during the current fiscal year.

The gross margin for the nine-month period ended October 31, 2002 was 34.7% versus 34.4% for the same period in the prior year.

Selling expense increased $31,213 during the nine-month period ended October 31, 2002 compared to the same period last year. Selling expense as a percentage of net sales was 10.7% for the nine-month period ended October 31, 2002 compared to 10.0% for the nine-month period ended October 31, 2001.

MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...

General and administrative expense was $5,792,008 for the nine-month period ended October 31, 2002 compared to $5,928,874 for the same period last year, a decrease of $136,866. General and administrative expense as a percentage of net sales was 11.3% for the nine-month period ended October 31, 2002 compared to 10.9% for the same period last year. This reduction, in dollars, is principally related to the reduction in amortization expense for goodwill that is no longer being amortized per FASB No. 142, offset by the increase in pension and health care costs.

Interest expense was $379,236 for the nine-month period ended October 31, 2002 compared to $431,367 for the same period in the prior year, a decrease of $52,131. This decrease was due primarily to lower outstanding principal indebtedness.

Other income, net was $201,168 for the nine-month period ended October 31, 2002 compared to $723,466 for the same period in the prior year, a decrease of $522,298. The reduction is the result of recording a $444,279 net gain on the sale of property and equipment associated with the Systems Division’s operations in West Chester, Pennsylvania during the nine-month period ended October 31, 2001, combined with the reduction in interest rates on our short-term investments during the current fiscal year.

The effective tax rate for the nine-month periods ended October 31, 2002 and 2001 was 35.5% and 36.5%, respectively.

Three Months Ended October 31, 2002 vs Three Months Ended October 31, 2001

Net sales for the three-month period ended October 31, 2002 were $16,671,696 compared to $16,363,945 for the three-month period ended October 31, 2001, an increase of $307,751. Sales in the Product Recovery/Pollution Control Equipment segment were $10,761,339 or $577,851 higher than the three-month period ended October 31, 2001. Sales in the Fluid Handling Equipment segment were $5,910,357 or $270,100 lower compared to the three-month period ended October 31, 2001. We believe that the decreased demand in the Fluid Handling Equipment business segment is attributed to a slow economy.

Net income for the three-month period ended October 31, 2002 was $1,440,616 compared to $1,355,325 for the three-month period ended October 31, 2001, an increase of $85,291 or 6.3%. The increase in net income is related to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment, offset by a $444,279 net gain on the sale of property and equipment associated with the Systems Division’s operations during the three-month period ended October 31, 2001.

The gross margin for the three-month period ended October 31, 2002 was 36.3% compared to 32.7% for the same period last year, due to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expenses increased $65,632 during the three-month period ended October 31, 2002 compared to the same period last year. As a percentage of net sales, selling expense increased to 10.9% for the three-month period ended October 31, 2002 from 10.7% for the three-month period ended October 31, 2001.

General and administrative expense was $1,944,240 for the three-month period ended October 31, 2002 compared to $1,855,828 for the three-month period ended October 31, 2001, an increase of $88,412. General and administrative expense for the three-month period ended October 31, 2002 was 11.7% of net sales, compared to 11.3% of net sales for the same period last year.

Interest expense was $128,493 for the three-month period ended October 31, 2002 compared to $140,370 for the same period in the prior year, or a decrease of 8.5%. This decrease was due primarily to lower outstanding principal indebtedness.

Other income, net was $81,838 for the three-month period ended October 31, 2002 compared to $528,547 for the same period in the prior year, a decrease of $446,709. The reduction is the result of recording a $444,279 net gain

MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...

on the sale of property and equipment associated with the Systems Division’s operations in West Chester, Pennsylvania during the three-month period ended October 31, 2001.

The effective tax rate for the three-month period ended October 31, 2002 was 35.5% compared to 36.5% for the three-month period ended October 31, 2001.

Liquidity:

The Company’s cash and cash equivalents were $13,044,337 on October 31, 2002 compared to $11,832,260 on January 31, 2002, an increase of $1,212,077. This increase is the net result of the following occurring during this nine-month period: cash flows provided by operating activities of $4,413,381, proceeds received from new borrowing of $16,373, proceeds received from the exercise of stock options totaling $310,619, exchange rate changes of $136,830, and proceeds received from the sale of equipment amounting to $19,112, offset by the payment of quarterly cash dividends amounting to $1,470,392 (net of $101,533 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), payments on long-term debt totaling $808,452, purchases of treasury stock amounting to $289,218, investment in property, plant and equipment amounting to $650,503 and cash payment for the acquisition of a business amounting to $465,673. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $10,574,818 on October 31, 2002 compared to $10,465,069 on January 31, 2002, an increase of $109,749. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $14,351,594 on October 31, 2002 compared to $13,701,676 on January 31, 2002, an increase of $649,918. Inventory balances fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $10,314,779 on October 31, 2002 compared to $10,151,149 on January 31, 2002, an increase of $163,630. Increases in current portion of long-term debt and accrued expenses, offset by a reduction in accounts payable and customer advances, accounted for a substantial amount of the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit which together total $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of October 31, 2002 and January 31, 2002, working capital was $29,183,069 and $27,260,530, respectively, and the current ratio was 3.8 and 3.7, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2002 amounted to $4,413,381 compared with $5,691,482 for the nine-month period ended October 31, 2001, a decrease of $1,278,101. A significant amount of the decrease in cash flows provided by operating activities for the nine-month period ended October 31, 2002 is attributed to a reduction in net income (of which $444,279 was due to the net gain on the sale of property and equipment associated with the Systems Division’s operations during the nine-month period ended October 31, 2001).

Cash flows used in investing activities during the nine-month period ended October 31, 2002 amounted to $1,097,064 compared with $200,361 for the nine-month period ended October 31, 2001. The Company’s investing activities principally represent the acquisition of a business during the nine-month period ended October 31, 2002 and the purchase of property, plant and equipment in the two operating segments during both years.

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

Financing activities during the nine-month period ended October 31, 2002 utilized $2,241,070 of available resources compared to $3,665,994 for the nine-month period ended October 31, 2001. The 2002 activity is the result of the payment of the quarterly cash dividends amounting to $1,470,392 (net of $101,533 of dividends returned to the Company for stock purchases under the Dividend Reinvestment Plan), reduction of long-term debt totaling $808,452, plus the purchase of treasury stock totaling $289,218, offset by the proceeds received through borrowing of $16,373 for equipment purchases and proceeds received from the exercise of stock options totaling $310,619.

The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002, June 7, 2002 and September 6, 2002 to stockholders of record as of February 22, 2002, May 24, 2002 and August 23, 2002, respectively, and a quarterly dividend of $.09 per share payable on December 9, 2002 to stockholders of record as of November 29, 2002.

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

The Company’s revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Costs in excess of net assets of businesses acquired (goodwill) subsequent to October 31, 1970, totaling approximately $20,800,000, were being amortized over forty years through January 31, 2002. Subsequent to January 31, 2002, goodwill is no longer being amortized; instead, management will be required to test for impairment of goodwill annually. A preliminary estimate of the annual amortization of goodwill that will cease in the fiscal year ending January 31, 2003 is approximately $500,000.

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions including, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation used by actuaries in calculating such amounts. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

MET-PRO CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations continued...

Cautionary Statement Concerning Forward-Looking Statements:

In this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risk and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates”, “believes”, “estimates”, “hopes” or other similar expressions. For those statements, we claim protection of the safe harbor for all forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
  material changes in available technology;
  changes in accounting rules, which could result in an impact on earnings;
  the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired;
  unexpected results in our product development activities;
  loss of key customers;
  changes in product mix;
  project bid execution;
  changes in our existing management;
  exchange rate fluctuations;
  unexpected changes in our execution of customers' orders;
  changes in federal or state laws;
  rate of return on our pension assets;
  the assertion of claims that the Company's products, including products produced by companies acquired by the Company, caused injury, loss or damage; and
  the effect of acquisitions and other strategic ventures.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We have no disclosure to make with respect to this Item.

MET-PRO CORPORATION

Item 4. Controls and Procedures

Within the ninety (90) day period prior to the date of this report, we carried out an evaluation, under the supervision of and with the participation of our management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our Exchange Act filing.

There have been no significant changes in our internal controls or in other factors that could significantly affect controls subsequent to the date we carried out our evaluation.

MET-PRO CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Required by Item 601 of Regulation S-K

	Exhibit No.	Description
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
There were no Current Reports on Form 8-K filed during the nine-month period ended October 31, 2002.

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

December 5, 2002	/s/ William L. Kacin
William L. Kacin
Chairman, President and
Chief Executive Officer

December 5, 2002	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

MET-PRO CORPORATION

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Kacin, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Met-Pro Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly
Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant‘s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant‘s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

/s/William L. Kacin	December 5, 2002
William L. Kacin
Chief Executive Officer

MET-PRO CORPORATION

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gary J. Morgan, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Met-Pro Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly
Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant‘s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant‘s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

/s/ Gary J. Morgan	December 5, 2002
Gary J. Morgan
Chief Financial Officer