Form 10-K
period 2003-01-31
MET PRO CORP
filed 2003-04-28
CIK 65201

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: January 31, 2003         Commission file number 001-07763

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
Common Stock, par value $0.10 per share              New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share
           (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes X No
                                      ---    ---

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $78,291,983

        The number of shares outstanding of the Registrant's Common Stock was 6,216,369 as of April 18, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Form 10-K
                                                                     Part Number
                                                                     -----------
        Portions of Registrant's Definitive Proxy Statement filed
pursuant to Regulation 14A in connection with Registrant's Annual
Meeting ofStockholders to be held on June 11, 2003.......................III
--------------------------------------------------------------------------------

                                                            INDEX
                                                                                                                           Page
PART I                                                                                                                     ----
         Item 1.  Business.................................................................................................  1
         Item 2.  Properties...............................................................................................  8
         Item 3.  Legal Proceedings........................................................................................  9
         Item 4.  Submission of Matters to a Vote of Security Holders......................................................  9

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................... 10
         Item 6.  Selected Financial Data.................................................................................. 11
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 12
         Item 7A. Quantitative and Qualitative Disclosure About Market Risks............................................... 16
         Item 8.  Financial Statements and Supplementary Data.............................................................. 16
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................... 37

PART III
         Item 10. Directors and Executive Officers of the Registrant....................................................... 37
         Item 11. Executive Compensation................................................................................... 37
         Item 12. Security Ownership of Certain Beneficial Owners and Management........................................... 37
         Item 13. Certain Relationships and Related Transactions........................................................... 37

PART IV
         Item 14. Controls and Procedures.................................................................................. 38
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................... 38

SIGNATURES................................................................................................................. 39

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents Met-Pro files from time to time with the Securities and Exchange Commission.

--------------------------------------------------------------------------------



                                     PART I

Item 1. Business:

General:

        Met-Pro Corporation ("Met-Pro" or the "Company"), incorporated in the State of Delaware on March 30, 1966, manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company, which operates through ten divisions and five wholly-owned subsidiaries, markets and sells its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company's products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company's Common Stock began trading on the New York Stock Exchange, where it currently trades under the symbol "MPR".

        The Company's principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is
(215) 723-6751. Our web site address is www.met-pro.com.

        We will endeavor to make available on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission ("SEC"), beginning with this Annual Report on Form 10-K, which is being filed on April 28, 2003. Other reports that we filed during our fiscal year ended January 31, 2003 with SEC under the Securities Exchange Act of 1934 may at present be accessed through our web site.

        Except where otherwise indicated by the context used herein, references to the "Company", "we", "our" and "us" refer to Met-Pro Corporation, its divisions and its wholly-owned subsidiaries.


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

        Product Recovery/Pollution Control Equipment Segment

        This segment is composed of the following seven divisions and/or subsidiaries of the Company: Flex-Kleen Division; Stiles-Kem Division; Pristine Hydrochemical Inc.; Sethco Division; Strobic Air Corporation; Duall Division; and Systems Division.

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

        Stiles-Kem Division, located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds which have been used in the public drinking water industry for 48 years. Stiles-Kem products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet existing state and federal guidelines. The products are sold both directly through regional sales representatives and through a network of distributors located in the United States and Canada.

        Pristine Hydrochemical Inc., located in Williston, North Dakota, sells the Pristine Polymer product line with its patented chlorine dioxide treatment program. This product line improves water clarity, reduces sludge volume and also helps customers reduce trihalomethane, as required by the EPA. In addition, Pristine sells boiler and water cooling chemicals and services to industrial and commercial markets allowing customers to maximize their heat transfer efficiency and save operating revenues through energy conservation. The products are sold directly through regional sales representatives located in the United States. The business of Pristine was acquired by the Company in May 2002.

        Sethco Division, located on Long Island, New York, designs, manufactures and sells corrosion resistant pumps, filter chambers and filter systems with flow rates to about 200 gallons per minute. These products are used in wastewater treatment systems and fume scrubbers for pollution control. They are also widely used in the metal finishing, electronics and chemical processing industries. Sethco's products are sold through a network of non-exclusive distributors, as well as to catalog houses and original equipment manufacturers. Our products are sold internationally through our Mefiag B.V. subsidiary.

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

        Mefiag(R), operating with the Company's wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, Holland, and the Mefiag Division, located in Harleysville, Pennsylvania, designs and manufactures filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag(R) filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, the United States, Asia and other major markets throughout the world.

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


United States Sales versus Foreign Sales:

        The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

                                  Percentage of Net Sales
                               Fiscal Year Ended January 31,
                              2003         2002         2001
                            ---------------------------------
     United States            84.7%        84.3%        79.5%
     Foreign                  15.3%        15.7%        20.5%
                            ---------------------------------
     Net Sales               100.0%       100.0%       100.0%
                            =================================



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

        Research and development expenses were $0.6 million, $1.0 million and $0.8 million for each of the years ended January 31, 2003, 2002 and 2001, respectively.


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


Backlog:

        Generally, the Company's customers do not enter into long-term contracts, but rather issue purchase orders that are accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company's backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company's backlog of orders, considered to be firm, totalled $7,375,383 and $9,931,016 as of January 31, 2003 and 2002,
respectively. This does not include an additional $8,422,701 and $4,319,024 of orders in-house as of January 31, 2003 and 2002, respectively, which, according to our longstanding policy, are not included in the backlog until completed drawings have been approved. The Company expects that substantially all of the backlog that existed as of January 31, 2003 will be shipped during the ensuing fiscal year.


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


Employees:

        As of January 31, 2003, the Company employed 328 people, of whom 129 were involved in manufacturing, and 199 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 20 years and considers its employee relations to be good.

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

Executive Officers of the Company:


        The following table sets forth certain information regarding the Executive Officers of the Company:

        William L. Kacin, age 71, is Chairman of the Board of Directors of the Company, a position he has held since June 1999. Mr. Kacin served as President and Chief Executive Officer of the Company and from February 1993 to March 2003. Prior to that, he was Vice President and General Manager of the Company's Sethco Division for seventeen years.

        Raymond J. De Hont, age 49, is President, Chief Executive Officer and Director of the Company. He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003. Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003 and Vice President and General Manager of the Company's Fybroc Division from June 1995 to June 2000. In October 1999, he also assumed the responsibilities of General Manager for the Company's Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont's management positions at Air and Water Technologies included Vice President and General Manager of Flex-Kleen Corporation, which is now a division of Met-Pro Corporation.

        Gary J. Morgan, CPA, age 48, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was elected Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company's Corporate Controller immediately prior to October 1997.

        Mark A. Betchaver, age 53, is Vice President of the Company and General Manager of the Sethco Division, to which offices he was elected in June 1993. He joined the Company in 1972.

        James G. Board, age 49, is Vice President of the Company and General Manager of Dean Pump and Fybroc Divisions, to which offices he was elected in December 2000. For more than five years prior thereto, Mr. Board was employed by Tuthill Energy Systems since September 1997, as Director of Sales and prior to joining Tuthill Energy Systems held the position as Salesman for Oliver and Laughten Equipment Company, Inc. since September 1982.

        Thomas V. Edwards, age 49, is Vice President of the Company and General Manager of the Systems Division, to which offices he was elected in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

        Sonja M. Haggert, age 49, is Vice President of the Company and General Manager of the Keystone Filter Division, to which offices she was elected in February 1993. She joined the Company in 1978, and prior to her present position, held the position of Distributor Sales Manager of the Division.

        Hans J. D. Huizinga, age 52, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, Holland, an office to which he was elected in August 1993. He was employed by Mefiag B.V. for over five years as Managing Director for the predecessor of Mefiag B.V. prior to becoming an employee of the Company's subsidiary on June 30, 1993, when we acquired that company.

        Gregory C. Kimmer, age 48, is Vice President of the Company and General Manager of the Duall Division, to which offices he was elected in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by Duall Industries, Inc. in various capacities.

        William F. Mersch, age 49, is Vice President of the Company and General Manager of the Stiles-Kem Division and Vice President and General Manager of Pristine Hydrochemical Inc. to which offices he was elected in October 1996 and May 2002, respectively. He joined the Company in June 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation, in which his last position was Vice President Sales and Marketing.

        Robert P. Replogle, age 62, is Vice President of the Company and Director of the International Sales Division and the Mefiag Division, to which offices he was elected in December 1995. He joined the Company in December 1973 and prior to his present position, held the position of Director of the International Sales Division and the Mefiag Division.

        Paul A. Tetley, age 44, is Vice President of the Company and General Manager of Strobic Air Corporation, to which offices he was elected in December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company's acquisition of Strobic Air Corporation and prior to his present position held the position of Director of Operations. For more than five years prior thereto, Mr. Tetley was employed by the predecessor entity as a Plant Manager.

        Dennis M. Wierzbicki, age 45, is Vice President of the Company, General Manager of the Flex-Kleen Division and Vice President and General Manager of Flex-Kleen Canada Inc., to which offices he was elected in February 2003. For more than five years prior thereto, Mr. Wierzbicki was employed by American Air Filter, as Vice President and General Manager of its Air Quality Equipment Division since October 2000 and as Vice President of Marketing and Sales of its Global Air Filtration Division since April 1996.

        There are no family relationships between any of the Directors or Executive Officers of the Company. Each officer serves at the pleasure of the Board of Directors.

Item 2.  Properties:

     The following manufacturing and production facilities were owned or leased by the Company at January 31, 2003:



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

Systems Division                   3,375 square feet,                            Kulpsville, Pennsylvania               Leased(1)
                                   brick building

Dean Pump Division                 66,000 square feet, metal                     17.1 acres in                          Owned
                                   building                                      Indianapolis, Indiana

Duall Division                     63,000 square feet, metal                     7 acres in Owosso,                     Owned
                                   and masonry building                          Michigan

Stiles-Kem Division                22,000 square feet, cement                    2.55 acres in                          Owned
                                   block building, built 1996                    Waukegan, Illinois

Pristine Hydrochemical Inc.        1,500 square feet office and                  Williston, North Dakota                Leased
                                   warehouse facility

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

                                   37,320 square feet, metal                     Sharpsburg, North Carolina             Leased(3)
                                   building

Mefiag B.V.                        17,200 square feet, metal                     1.1 acres in                           Owned
                                   and masonry building                          Heerenveen, Holland

                                   Vacant land                                   3 acres in Heerenveen, Holland         Owned

Flex-Kleen Canada Inc.             5,880 square feet, masonry                    Markham, Ontario, Canada               Leased(4)
                                   building

(1) Systems  Division's  lease  for  the  Sales  and  Engineering   facility  in
    Kulpsville, Pennsylvania expi res on February 9, 2005.

(2) Flex-Kleen Division's lease for the operation in Itasca, Illinois expires on December 31, 2007.

(3) Flex-Kleen Division's lease for the warehouse in Sharpsburg, North Carolina expires on October 29, 2004.

(4) Flex-Kleen Canada Inc.'s lease for the sales and warehouse facility in Markham, Ontario, Canada expires on March 31, 2005.

Item 3. Legal Proceedings:

        Recently there appears to have been a significant increase, in certain states, in asbestos-related litigation claims against numerous industrial companies, particularly companies in the pump and fluid handling industries. During the last year, the Company was named as one of many defendants in a number of such cases filed in one of these states, Mississippi. The Company, along with the other defendants, is alleged to have sold products containing asbestos, although as of January 31, 2003, none of the Company's products have been specifically identified by any plaintiff in any case as a cause of the alleged injuries. The Company believes that it has defenses to the claims that have been asserted. Although the Company is vigorously defending all of the cases, the amount expended by the Company to date in responding to these cases has not been material, as most of the costs have been paid by insurance. Given the current status of these cases, it is not possible to determine the Company's potential liability, if any, and no provision has been made in the Company's financial statements for any such claims.

        In addition, the Company is party in a small number of legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company's results of operations, liquidity or financial condition.


Item 4. Submission of Matters to a Vote of Security Holders:

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2003.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters:

    (a) Market Information. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MPR". The high and low selling prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below.


                                                                    Quarter ended
Year ended January 31, 2003                         April         July         October         January
-------------------------------------------------------------------------------------------------------
Price range of common stock:
   High                                             $15.55        $16.02       $14.30          $14.50
   Low                                               13.05         12.45        12.50           13.00
   Cash dividend paid                                 .085          .085         .085             .09

Year ended January 31, 2002                         April         July         October         January
-------------------------------------------------------------------------------------------------------
Price range of common stock:
   High                                             $13.17        $15.25       $14.08          $13.44
   Low                                               11.00         12.65         9.90           11.17
   Cash dividend paid                                 .085          .085         .085            .085

    (b) Holders. There were 527 registered stockholders at January 31, 2003, and the Company estimates that there are approximately 2,000 additional stockholders with stock held in street name.

    (c) Dividends. The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002, June 7, 2002, and September 6, 2002 to stockholders of record at the close of business on February 22, 2002, May 24, 2002 and August 23, 2002, respectively. The Board of Directors declared quarterly dividends of $.09 per share payable on December 9, 2002 and March 10, 2003 to stockholders of record as of November 29, 2002 and February 21, 2003, respectively.

    We expect to continue to pay comparable dividends during at least the next fiscal year.

    (d) Securities Authorized For Issuance under Equity Compensation Plans. Set forth below is information aggregated as of January 31, 2003 with respect to two equity compensation plans previously approved by the Company's stockholders, being the 1997 Stock Option Plan and 2001 Equity Incentive Plan. Also shown is information with respect to the Company's Year 2000 Employee Stock Purchase Plan. The data does not include any options under the 1992 Stock Option Plan, insofar as there were no options issued and outstanding as of January 31, 2003 nor were any options available for issuance as of such date.


                                                                                                              Number of Securities
                                                                                                               Remaining Available
                                                Number of Securities                                           For Future Issuance
                                                  to be Issued Upon              Weighted-Average                 Under Equity
                                                     Exercise of                 Exercise Price of             Compensation Plans
                                                Outstanding Options,           Outstanding Options,           (Excluding Securities
              Plan Category                      Warrants and Rights            Warrants and Rights         Reflected in Column (A))
------------------------------------------------------------------------------------------------------------------------------------
                                                         (A)                            (B)                            (C)
Equity compensation plans approved by
    security holders                                   260,550                        $11.97                         559,425
Equity compensation plans not approved
    by security holders                                      -                             -                               -

    (e) Recent Sales of Unregistered Securities. In May 2002, the Company issued to one person an aggregate of 113,475 shares of Common Stock valued at
$1,600,000 as part of the purchase price for the stock of Pristine Hydrochemical, Inc. These shares were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. The purchaser of these shares represented to his investment intent in connection with such acquisition.

    (f) Stock Repurchases. During the fiscal year ended January 31, 2003, the Company repurchased an aggregate of 19,941 shares, at a total cost of $0.3 million, pursuant to a 300,000 share stock repurchase program authorized on December 15, 2000. To date, an aggregate of 69,032 shares have been repurchased through such repurchase program.


Item 6.  Selected Financial Data:


                                                                            Years ended January 31,
                                                     2003             2002           2001            2000            1999
------------------------------------------------------------------------------------------------------------------------------
Selected Operating Statement Data
Net sales                                        $69,619,382      $70,088,446     $81,203,550     $78,449,992     $67,390,488
Income from operations                             9,154,986        9,451,925      12,513,886      11,410,679      11,199,867
Net income                                         5,888,379        6,189,317       7,773,720       7,072,642       7,151,052
EBITDA (a)                                        10,714,343       11,497,932      14,736,541      13,826,535      13,287,878
Earnings per share, basic                                .95             1.01            1.26            1.08            1.04
Earnings per share, diluted                              .95             1.01            1.26            1.08            1.03

Selected Balance Sheet Data
Current assets                                   $40,631,745      $37,411,679     $37,412,259     $35,722,971     $38,683,453
Current liabilities                                9,750,309       10,151,149      12,957,995      13,681,578      14,387,868
Working capital                                   30,881,436       27,260,530      24,454,264      22,041,393      24,295,585
Current ratio                                            4.2              3.7             2.9             2.6             2.7
Total assets                                      73,754,671       68,070,192      69,151,341      68,641,983      72,888,641
Long-term obligations                              7,111,995        7,125,195       8,100,000       9,933,014      11,941,954
Total stockholders' equity                        56,045,885       50,279,394      47,061,366      44,206,333      45,925,107
Total capitalization                              63,157,880       57,404,589      55,161,366      54,139,347      57,867,061
Return on average total assets, %                        8.3              9.0            11.3            10.0            10.9
Return on average stockholders' equity, %               11.1             12.7            17.0            15.7            15.9

Other Financial Data
Net cash flows from operating activities          $5,831,186       $8,301,567     $10,047,845     $10,204,749      $7,990,115
Capital expenditures                                 752,125        1,631,356       1,023,682       1,193,559       1,191,616
Stockholders' equity per share                          9.02             8.27            7.73            6.92            6.76
Cash dividends paid per share (b)                       .345              .34             .32             .48             .30
Average common shares, basic                       6,179,618        6,109,141       6,152,325       6,542,210       6,907,654
Average common shares, diluted                     6,221,496        6,143,837       6,173,437       6,576,820       6,955,892
Shares of common stock outstanding                 6,216,369        6,083,172       6,090,155       6,391,242       6,794,898
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

Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

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


                                                        Years ended January 31,
                                               2003              2002                2001
-------------------------------------------------------------------------------------------
Net sales                                     100.0%            100.0%              100.0%
Cost of goods sold                             65.3%             65.7%               65.6%
-------------------------------------------------------------------------------------------

Gross profit                                   34.7%             34.3%               34.4%
Selling, general and administrative expense    21.6%             20.8%               19.0%
-------------------------------------------------------------------------------------------

Income from operations                         13.1%             13.5%               15.4%

Interest expense                                (.7%)             (.8%)               (.8%)
Other income, net                                .4%              1.2%                 .6%
-------------------------------------------------------------------------------------------
Income before taxes                            12.8%             13.9%               15.2%

Provision for taxes                             4.4%              5.1%                5.6%
-------------------------------------------------------------------------------------------
Net income                                      8.4%              8.8%                9.6%
===========================================================================================

FYE 2003 vs FYE 2002:

        Net sales for the fiscal year ended January 31, 2003 were $69.6 million compared to $70.1 million for the fiscal year ended January 31, 2002, a decrease of $0.5 million. Sales in the Product Recovery/Pollution Control Equipment segment increased to $46.1 million, 3.6% higher than the prior year due primarily to increased demand for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $23.5 million, 8.1% lower than the prior fiscal year due to decreased demand for our specialty pump equipment.

        Foreign sales decreased to $10.7 million for the fiscal year ended January 31, 2003, compared to $11.0 million for the same period last year, a 3.2% decrease. Foreign sales decreased 10.5% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were 7.7% higher than the prior fiscal year due to higher demand for our fume and odor control equipment.

        Net income for the fiscal year ended January 31, 2003 was $5.9 million compared to $6.2 million for the fiscal year ended January 31, 2002, a decrease of $0.3 million. The decrease in net income is principally related to a $0.4 million net gain on the sale of property and equipment associated with the Systems Division's operations during the fiscal year ended January 31, 2002, combined with lower sales in the Company's Fluid Handling Equipment segment during the current fiscal year.

        The gross margin for the fiscal year ended January 31, 2003 increased to 34.7% versus 34.3% for the prior year. This increase can be attributed to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

        Selling expense was $7.1 million for the fiscal year ended January 31, 2003 or an increase of $0.1 million over the prior year. Selling expense as a percentage of net sales was 10.3% compared to 10.0% for the prior fiscal year.

        General and administrative expense was $7.9 million for the fiscal year ended January 31, 2003 compared to $7.6 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 11.3% for the fiscal year ended January 31, 2003 compared to 10.8% for the prior fiscal year. This increase, in dollars, is principally related to increased pension and health care costs, offset by the reduction in amortization expense for goodwill that is no longer being amortized per Statement of Financial Accounting Standards ("SFAS") No. 142.

        Interest expense was $0.5 million for the fiscal year ended January 31, 2003 compared to $0.6 million in the prior fiscal year.

        Other income, net was $0.3 million for the fiscal year ended January 31, 2003 compared to $0.9 million for the same period in the prior year, a decrease of $0.6 million. The reduction is the result of recording a $0.4 million net gain on the sale of property and equipment associated with the Systems Division's operations in West Chester, Pennsylvania during the fiscal year ended January 31, 2002, combined with the reduction in interest rates on our short-term investments during the current fiscal year.

        The effective tax rate decreased to 34.0% for the fiscal year ended January 31, 2003 from 36.5% for the prior year.


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

Liquidity:

        Cash and cash equivalents were $13.4 million on January 31, 2003, an increase of $1.6 million over the previous year. This increase is the net result of positive cash flows provided by operating activities of $5.8 million, proceeds from the exercise of stock options amounting to $0.4 million, offset by the payment of cash dividends amounting to $2.0 million (net of $0.1 million of dividends returned to the Company in the form of stock purchases under the Company's Dividend Reinvestment Plan), payments of scheduled debt totalling $1.2 million, purchase of treasury stock amounting to $0.3 million, a cash payment of $0.4 million as part of the purchase price for Pristine Hydrochemical, and investment in property and equipment amounting to $0.8 million.

        Accounts receivable were $12.2 million at January 31, 2003, an increase of $1.8 million compared to the prior year. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

        Inventories totalled $13.4 million at January 31, 2003, a decrease of $0.3 million compared to the prior year. Inventory balances will fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

        Current liabilities decreased from $10.2 million at January 31, 2002 to $9.8 million at January 31, 2003, or $0.4 million. A reduction in accounts payable and customer advances, offset by an increase in the current portion of long-term debt and accrued expenses, accounted for the decrease.

        The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totalling $5.0 million which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of January 31, 2003 and January 31, 2002, working capital was $30.9 million and $27.3 million, respectively, and the current ratio was 4.2 and 3.7, respectively.


Capital Resources and Requirements:

        Cash flows provided by operating activities during the fiscal year ended January 31, 2003 amounted to $5.8 million compared to $8.3 million during the prior fiscal year. This decrease in cash flows from operating activities was due principally to an increase in accounts receivable and a decrease in net income (of which $0.4 million in the fiscal year ended January 31, 2002 was due to the net gain on the sale of property and equipment associated with the Systems Division's operations) and customer advances for the fiscal year ended January 31, 2003, offset by a reduction in inventory balances. Per share, our cash flows from operating activities decreased to $.94 per share compared to $1.35 per share for the prior year.

        Cash flows used in investing activities during the fiscal year ended January 31, 2003 amounted to $1.2 million compared to $0.5 million during the fiscal year ended January 31, 2002. The Company's investing activities for the fiscal year ended January 31, 2003, principally represent the acquisition of a business during the fiscal year ended January 31, 2003 and the purchase of property, plant and equipment in the two operating segments during both years. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets that we serve.

        Financing activities during the fiscal year ended January 31, 2003 used $3.2 million of available resources compared to $4.4 million during the prior fiscal year. The 2003 activity is the result of the payment of quarterly cash dividends amounting to $2.0 million (net of $0.1 million of dividends returned to the Company in the form of stock purchases under the Company's Dividend Reinvestment Plan), reduction of long-term debt totalling $1.2 million, and the purchase of treasury stock totalling $0.3 million, offset by proceeds received by the exercise of stock options amounting to $0.4 million.

        The Company paid $1.2 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2003 decreased to 12.7% compared to 14.2% at January 31, 2002.

        During the fiscal year ended January 31, 2003, the Company repurchased an aggregate of 19,941 shares at a cost of $0.3 million under the 300,000 share stock repurchase program authorized on December 15, 2000.

        The Board of Directors declared quarterly dividends of $.085 per share payable on March 8, 2002, June 7, 2002 and September 6, 2002 to stockholders of record at the close of business on February 22, 2002, May 24, 2002 and August 23, 2002, respectively, and a quarterly dividend of $.09 per share payable on December 9, 2002 to stockholders of record as of November 29, 2002. On December 19, 2002, the Board of Directors declared a quarterly dividend of $.09 per share, which was paid on March 10, 2003 to stockholders of record at the close of business on February 21, 2003.

        The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions". SFAS No. 87 requires a liability ("minimum pension liability") be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. The Company has recently experienced a decline in the fair market value of assets in the Company's non-contributory defined benefit pension plan trust. This decline is due, in large part, to the generally weak economy and general declines in the market value of investments. In connection with the decline in the fair market value of these assets, at January 31, 2003, the Company recorded an after-tax charge to stockholders' equity of $0.1 million.

        As part of our commitment to the future, the Company expended $0.6 million and $1.0 million on research and development for the fiscal years ended January 31, 2003 and 2002, respectively.

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


Recent Accounting Pronouncements:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.


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

        The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No.142, "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board ("APB") No.17, "Intangible Assets", effective February 1, 2002, the Company's unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed at least annually for impairment.

        The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 10 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.

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

        The following important factors, along with those discussed elsewhere in this Annual Report, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

o materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
o   material changes in available technology;
o   changes  in  our  accounting  rules  promulgated  by  regulatory   agencies,
    including the SEC, which could result in an impact on earnings;
o the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired;
o   unexpected results in our product development activities;
o   loss of key customers;
o   changes in product mix;
o   changes in our existing management;
o   exchange rate fluctuations;
o   changes in federal, state laws and regulations;
o lower than anticipated return on investments, which could affect the amount of the Company's pension liabilities;
o the assertion of litigation claims that the Company's products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
o   adverse  developments in the asbestos cases that have been filed against the
    Company,   including  without  limitations   adverse   developments  in  the
    availability of insurance coverage in these cases;
o   the effect of acquisitions and other strategic ventures;
o   failure  to  properly  quote  and/or  execute  customer  orders,   including
    misspecifications, design, engineering or production errors;
o   losses related to international sales; and/or
o   failure in execution of acquisition strategy.


Item 7A. Quantitative and Qualitative Disclosure About Market Risks:

         We have no disclosure to make with respect to this Item.


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

          Supplementary Data:
               Quarterly Financial Data ................................................................................... 37

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                                     /s/ Margolis & Company P.C.
                                                     ---------------------------

Bala Cynwyd, Pennsylvania
February 21, 2003

                                                       MET-PRO CORPORATION
                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Years ended January 31,
                                                           2003                  2002                2001
-------------------------------------------------------------------------------------------------------------
Net sales                                              $69,619,382           $70,088,446         $81,203,550
Cost of goods sold                                      45,439,557            46,060,214          53,242,396
-------------------------------------------------------------------------------------------------------------
Gross profit                                            24,179,825            24,028,232          27,961,154
-------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling                                                7,139,082             6,998,234           7,043,540
  General and administrative                             7,885,757             7,578,073           8,403,728
-------------------------------------------------------------------------------------------------------------
                                                        15,024,839            14,576,307          15,447,268
-------------------------------------------------------------------------------------------------------------
Income from operations                                   9,154,986             9,451,925          12,513,886

Interest expense                                          (505,394)             (557,855)           (694,112)
Other income, net                                          278,126               852,885             524,729
-------------------------------------------------------------------------------------------------------------
Income before taxes                                      8,927,718             9,746,955          12,344,503

Provision for taxes                                      3,039,339             3,557,638           4,570,783
-------------------------------------------------------------------------------------------------------------
Net income                                              $5,888,379            $6,189,317          $7,773,720
=============================================================================================================

Earnings per share
  Basic                                                       $.95                 $1.01               $1.26
  Diluted                                                     $.95                 $1.01               $1.26
=============================================================================================================

Average number of common and
common equivalent shares outstanding
    Basic                                                6,179,618             6,109,141           6,152,325
    Diluted                                              6,221,496             6,143,837           6,173,437
=============================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                             MET-PRO CORPORATION
                                          CONSOLIDATED BALANCE SHEET


                                                                                        January 31,
ASSETS                                                                            2003                2002
--------------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                   $13,429,367         $11,832,260
  Accounts receivable, net of allowance for
    doubtful accounts of approximately
    $263,000 and $229,000, respectively                                        12,217,315          10,465,069
  Inventories                                                                  13,374,128          13,701,676
  Prepaid expenses, deposits and other current assets                             979,714             911,457
  Deferred income taxes                                                           631,221             501,217
--------------------------------------------------------------------------------------------------------------
         Total current assets                                                  40,631,745          37,411,679

Property, plant and equipment, net                                             11,950,422          12,505,114
Costs in excess of net assets of businesses acquired, net                      20,798,913          17,780,767
Other assets                                                                      373,591             372,632
--------------------------------------------------------------------------------------------------------------
         Total assets                                                         $73,754,671         $68,070,192
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                            $1,536,926          $1,231,469
  Accounts payable                                                              2,810,002           3,094,300
  Accrued salaries, wages and expenses                                          4,827,241           4,558,576
  Dividend payable                                                                559,167             517,070
  Customers' advances                                                              16,973             749,734
--------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              9,750,309          10,151,149

Long-term debt                                                                  7,111,995           7,125,195
Other non-current liabilities                                                      36,621              34,424
Deferred income taxes                                                             809,861             480,030
--------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     17,708,786          17,790,798
--------------------------------------------------------------------------------------------------------------
Commitments

Stockholders' equity
  Common stock, $.10 par value; 18,000,000 shares
     authorized, 7,226,303 and 7,219,165 shares issued,
     of which 1,009,934 and 1,135,993 shares were reacquired
     and held in treasury at the respective dates                                 722,630             721,916
  Additional paid-in capital                                                    8,196,782           7,879,368
  Retained earnings                                                            59,705,267          55,990,079
  Accumulated other comprehensive loss                                           (541,959)           (827,737)
  Treasury stock, at cost                                                     (12,036,835)        (13,484,232)
--------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                            56,045,885          50,279,394
--------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                           $73,754,671         $68,070,192
==============================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                                       MET-PRO CORPORATION
                                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Years ended January 31,
                                                                  2003            2002            2001
-----------------------------------------------------------------------------------------------------------

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net income                                                   $5,888,379      $6,189,317      $7,773,720
   Adjustments to reconcile net income to net
         cash provided by operating activities:
     Depreciation and amortization                               1,559,357       2,046,007       2,222,655
     Deferred income taxes                                         379,874         155,419         256,998
     (Gain) loss on sales of property and equipment, net            (5,247)       (472,895)         12,656
     Allowance for doubtful accounts                                34,188          10,721          (6,576)
     (Increase) decrease in operating assets,
         net of acquisition
       Accounts receivable                                      (1,420,024)      3,658,676        (515,006)
       Inventories                                                 591,932        (687,317)        631,810
       Prepaid expenses and other current assets                   (52,207)        115,808          92,357
       Other assets                                                 (8,408)         (8,092)        (52,309)
     Increase (decrease) in operating liabilities,
         net of acquisition
       Accounts payable and accrued expenses                      (406,094)     (2,933,944)       (181,137)
       Customers' advances                                        (732,761)        140,289        (270,987)
       Other non-current liabilities                                 2,197          87,578          83,664
-----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                 5,831,186       8,301,567      10,047,845
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Proceeds from sales of property and equipment                    19,347       1,095,456           2,000
   Acquisitions of property and equipment                         (752,125)     (1,631,356)     (1,023,682)
   Payment for purchase of acquisition                            (465,673)              -               -
-----------------------------------------------------------------------------------------------------------
       Net cash (used in) investing activities                  (1,198,451)       (535,900)     (1,021,682)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from new borrowing                                      16,373               -               -
   Reduction of debt                                            (1,235,974)     (1,741,711)     (2,008,940)
   Exercise of stock options                                       353,229       1,092,253               -
   Payment of dividends                                         (2,029,579)     (1,934,132)     (1,806,361)
   Purchase of treasury shares                                    (289,218)     (1,793,435)     (3,018,786)
-----------------------------------------------------------------------------------------------------------
       Net cash (used in) financing activities                  (3,185,169)     (4,377,025)     (6,834,087)
-----------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash                           149,541         (66,427)        (13,587)
-----------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                       1,597,107       3,322,215       2,178,489

 Cash and cash equivalents at beginning of year                 11,832,260       8,510,045       6,331,556
-----------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                      $13,429,367     $11,832,260      $8,510,045
===========================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                                       MET-PRO CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                          Additional                       Other
                                               Common      Paid-in        Retained     Comprehensive       Treasury
                                               Stock       Capital        Earnings     Income/(Loss)        Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2000                   $718,919     $7,973,873      $46,087,476    ($403,993)     ($10,169,942)   $44,206,333
Comprehensive income:
   Net income                                       -              -        7,773,720            -                 -
   Cumulative translation adjustment                -              -                -      (87,170)                -
      Total comprehensive income                                                                                          7,686,550
Dividends paid, $.32 per share                      -              -       (1,462,727)           -                 -     (1,462,727)
Dividend declared, $.085 per share                  -              -         (517,669)           -                 -       (517,669)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (17,389 shares)                         1,739        165,926                -            -                 -        167,665
Purchase of 318,476 shares of
   treasury stock                                   -              -                -            -        (3,018,786)    (3,018,786)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2001                    720,658      8,139,799       51,880,800     (491,163)      (13,188,728)    47,061,366

Comprehensive income:
   Net income                                       -              -        6,189,317            -                 -
   Cumulative translation adjustment                -              -                -     (231,570)                -
   Interest rate swap, net of tax of $60,357        -              -                -     (105,004)                -
        Total comprehensive income                                                                                        5,852,743

Dividends paid, $.34 per share                      -              -       (1,562,968)           -                 -     (1,562,968)
Dividend declared, $.085 per share                  -              -         (517,070)           -                 -       (517,070)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (12,582 shares)                         1,258        145,247                -            -                 -        146,505
Stock option transactions                           -       (405,678)               -            -         1,497,931      1,092,253
Purchase of 145,590 shares of
   treasury stock                                   -              -                -            -        (1,793,435)    (1,793,435)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2002                    721,916      7,879,368       55,990,079     (827,737)      (13,484,232)    50,279,394
Comprehensive income:
   Net income                                       -              -        5,888,379            -                 -
   Cumulative translation adjustment                -              -                -      617,563                 -
   Interest rate swap, net of tax of $109,056       -              -                -     (202,802)                -
   Minimum pension liability adjustment,
      net of tax of $70,991                         -              -                -     (128,983)                -
        Total comprehensive income                                                                                        6,174,157
Issuance of treasury stock for acquisition
  of business                                       -        250,782                -            -         1,349,218      1,600,000
Dividends paid, $.345 per share                     -              -       (1,614,024)           -                 -     (1,614,024)
Dividend declared, $.09 per share                   -              -         (559,167)           -                 -       (559,167)
Proceeds from issuance of common
   stock under dividend reinvestment
   plan (7,138 shares)                            714        100,801                -            -                 -        101,515
Stock option transactions                           -        (34,169)               -            -           387,397        353,228
Purchase of 19,941 shares of
   treasury stock                                   -              -                -            -          (289,218)      (289,218)
------------------------------------------------------------------------------------------------------------------------------------
Balances, January 31, 2003                   $722,630     $8,196,782      $59,705,267    ($541,959)     ($12,036,835)   $56,045,885
====================================================================================================================================

The notes to consolidated financial statements are an integral part of the above statement.

                                          MET-PRO CORPORATION
                                  CONSOLIDATED BUSINESS SEGMENT DATA



                                                                Years ended January  31,
                                                           2003            2002          2001
-------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers
Product recovery/pollution control equipment           $46,094,834     $44,498,316   $51,650,730
Fluid handling equipment                                23,524,548      25,590,130    29,552,820
-------------------------------------------------------------------------------------------------
                                                       $69,619,382     $70,088,446   $81,203,550

   Includes foreign sales of:
   Product recovery/pollution control equipment         $4,777,495      $4,437,309    $7,787,437
   Fluid handling equipment                              5,907,012       6,598,746     8,846,889
-------------------------------------------------------------------------------------------------
                                                       $10,684,507     $11,036,055   $16,634,326
=================================================================================================

Income from operations
Product recovery/pollution control equipment            $6,039,173      $5,144,940    $7,066,793
Fluid handling equipment                                 3,115,813       4,306,985     5,447,093
-------------------------------------------------------------------------------------------------
                                                        $9,154,986      $9,451,925   $12,513,886
=================================================================================================

Depreciation and amortization expense
Product recovery/pollution control equipment              $859,590      $1,303,761    $1,450,025
Fluid handling equipment                                   699,767         742,246       772,630
-------------------------------------------------------------------------------------------------
                                                        $1,559,357      $2,046,007    $2,222,655
=================================================================================================

Capital expenditures
Product recovery/pollution control equipment              $301,437        $675,435      $442,662
Fluid handling equipment                                   315,409         746,241       448,685
-------------------------------------------------------------------------------------------------
                                                           616,846       1,421,676       891,347
Corporate                                                  135,279         209,680       132,335
-------------------------------------------------------------------------------------------------
                                                          $752,125      $1,631,356    $1,023,682
=================================================================================================

Identifiable assets at January 31
Product recovery/pollution control equipment           $41,396,626     $38,945,179   $40,274,449
Fluid handling equipment                                18,417,187      18,209,157    18,785,577
-------------------------------------------------------------------------------------------------
                                                        59,813,813      57,154,336    59,060,026
Corporate                                               13,940,858      10,915,856    10,091,315
-------------------------------------------------------------------------------------------------
                                                       $73,754,671     $68,070,192   $69,151,341
=================================================================================================

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, between the segments.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of operations:

        The Company manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

        Basis of presentation:

        The consolidated financial statements include the accounts of Met-Pro Corporation ("Met-Pro" or the "Company") and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation ("Strobic Air"), MPC Inc. and Pristine Hydrochemical Inc. Significant intercompany accounts and transactions have been eliminated.

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

        Costs in excess of net assets of businesses acquired:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually. The Company performed its annual impairment test in the second quarter of the fiscal year ended January 31, 2003 using a fair value approach. No impairment was present upon performing this test. At January 31, 2003, costs in excess of net assets of businesses acquired associated with the Company's reportable business segments totalled $20,798,913. The Company cannot predict the occurrence of certain events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.


                                              MET-PRO CORPORATION
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        If SFAS No. 142 had been in effect during the years ended January 31, 2002 and 2001, the Company's earnings would have been improved because of reduced amortization, as described below:

                                                                                   January 31,
                                                                   2003                 2002            2001
        ---------------------------------------------------------------------------------------------------------
        Net income as reported                                   $5,888,379           $6,189,317      $7,773,720
        Add: amortization                                                 -              314,775         312,294
        ---------------------------------------------------------------------------------------------------------
        Adjusted net income                                      $5,888,379           $6,504,092      $8,086,014
        =========================================================================================================

        Basic earnings per share as reported                           $.95                $1.01           $1.26
        Add: amortization                                                 -                  .05             .05
        ---------------------------------------------------------------------------------------------------------
        Adjusted basic earnings per share                              $.95                $1.06           $1.31
        =========================================================================================================

        Diluted earnings per share as reported                         $.95                $1.01           $1.26
        Add: amortization                                                 -                  .05             .05
        ---------------------------------------------------------------------------------------------------------
        Adjusted diluted earnings per share                            $.95                $1.06           $1.31
        =========================================================================================================

        The changes in the carrying amount of costs in excess of net assets of businesses acquired by business segment for the fiscal year ended January 31, 2003 are as follows:

                                                             Product Recovery/
                                                             Pollution Control     Fluid Handling
                                                                 Equipment            Equipment         Total
        ---------------------------------------------------------------------------------------------------------
        Balance as of February 1, 2002                          $16,048,285          $1,732,482      $17,780,767
        Goodwill acquired during the period                       3,018,146                   -        3,018,146
        ---------------------------------------------------------------------------------------------------------
        Balance as of January 31, 2003                          $19,066,431          $1,732,482      $20,798,913
        =========================================================================================================

        Revenue  recognition:

        Revenues are generally recognized when products are shipped.

        Advertising:

        Advertising costs are charged to operations in the year incurred and were $1,299,908, $1,403,366 and $1,344,231 for the years ended January
        31, 2003, 2002 and 2001, respectively.

        Research and development:

        Research and development costs are charged to operations in the year incurred and were $624,098, $979,813 and $788,777 for the years ended January 31, 2003, 2002 and 2001, respectively.

        Earnings per share:

        Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

        Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        Dividends:

        On December 19, 2002, the Board of Directors declared a $.09 per share quarterly cash dividend payable on March 10, 2003 to stockholders of record on February 21, 2003, amounting to $559,167.

        Stock options:

        The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company since the exercise price of options is normally established at the market price of the Company's Common Stock on the date granted. SFAS No. 123, "Accounting for Stock-Based Compensation", provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 2.5% to 5.9%, dividend yield ranging from 2.8% to 3.9%, expected volatility of the market price of the Company's Common Stock ranging from 26% to 30%, and an expected option life of five years.

        The risk-free interest rate is based on five-year treasury bill rates. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

        The pro forma information compared to reported information for the three years ended January 31 is presented in the following table:


                                               2003             2002            2001
                                         -----------------------------------------------
        Net income:
           As reported                      $5,888,379       $6,189,317      $7,773,720
           Pro forma                         5,788,478        6,097,825       7,709,076
        Basic earnings per share:
           As reported                            $.95            $1.01           $1.26
           Pro forma                               .94             1.00            1.25
        Diluted earnings per share:
           As reported                            $.95            $1.01           $1.26
           Pro forma                               .93              .99            1.25
                                         ===============================================

        The pro forma effects of applying SFAS No. 123 to fiscal 2003, 2002 and 2001 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company's stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company's Board of Directors and cannot be assured.

        Non-employee directors of the Company are eligible to receive stock options for Common Stock. These stock options are accounted for the same as stock options granted to employees.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        Concentrations of credit risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see
        Note 2), and trade accounts receivable. The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. It is the policy of management to review the outstanding accounts receivable at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectable amounts.


        Supplemental cash flow information:

                                          2003           2002           2001
        -----------------------------------------------------------------------
        Cash paid during the year for:
                Interest                $465,728       $560,697       $819,054
                Income taxes          $2,732,862     $3,431,219     $3,689,100
        =======================================================================

        Recent accounting pronouncements:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.

        Reclassifications:

        Certain reclassifications have been made to the financial statements for the fiscal year ended January 31, 2002 to conform with the presentation of the financial statements for the fiscal year ended January 31, 2003. Such reclassifications did not have any impact on stockholders' equity and net income as of and for the year ended January 31, 2002.


NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents:

        Short-term investments at January 31, 2003 and 2002 were valued at cost (approximating market) and amounted to $12,526,044 and $10,686,472, respectively. Short-term investments consist principally of commercial paper with an original maturity of six months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        Debt:

        The fair value and carrying amount of long-term debt was as follows:

                                                        January 31,
                                                 2003                 2002
        ----------------------------------------------------------------------
        Fair value                            $8,693,870           $8,350,325
        Carrying amount                        8,648,921            8,356,664
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

        The acquisition was completed by issuing Common Stock from the treasury valued at $1,600,000 (113,475 shares), a cash payment of $400,000, promissory notes payable for $1,200,000, plus acquisition costs. The notes are payable over a four-year period in installments of $300,000 annually, plus interest at a fixed rate of 4.75% (see Note 6). Goodwill totalling approximately $3,018,000 was acquired.

        The following unaudited pro forma summary presents the consolidated results of operations for the fiscal years ended January 31, 2003 and 2002 as if the Company had acquired Pristine on February 1, 2001:


                                                        January 31,
                                                 2003                 2002
                                         -------------------------------------
        Net sales                            $70,391,540          $72,306,135
        Income before taxes                    9,085,238           10,199,364
        Net income                             5,996,257            6,476,596

        Earnings per share, basic                   $.97                $1.06
        Earnings per share, diluted                 $.96                $1.05
                                         =====================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


NOTE 4: INVENTORIES

        Inventories consisted of the following:

                                                        January 31,
                                                2003                  2002
        ----------------------------------------------------------------------
        Raw materials                        $7,066,298            $7,369,965
        Work in process                       1,366,127             1,559,273
        Finished goods                        4,941,703             4,772,438
        ----------------------------------------------------------------------
                                            $13,374,128           $13,701,676
        ======================================================================

        At January 31, 2003 and 2002, inventories valued at the last-in, first-out method ("LIFO") were $2,257,859 and $2,211,522, respectively. The LIFO value of inventories was lower than replacement cost by $942,516 and $909,793 at January 31, 2003 and 2002, respectively.

        The book basis of LIFO inventories exceeded the tax basis by approximately $1,026,000 at both January 31, 2003 and 2002 as a result of applying the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", to an acquisition completed in a prior year.


NOTE 5: PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                   January 31,
                                               2003          2002
        ------------------------------------------------------------
        Land                               $2,057,581    $1,963,882
        Buildings and improvements         11,040,510    10,808,463
        Machinery and equipment            11,324,083    10,391,578
        Furniture and fixtures              4,485,052     4,300,390
        Automotive equipment                  982,895     1,016,212
        Construction in progress               87,059       619,089
        ------------------------------------------------------------
                                           29,977,180    29,099,614
        Less accumulated depreciation      18,026,758    16,594,500
        ------------------------------------------------------------
                                          $11,950,422   $12,505,114
        ============================================================

        Depreciation of property, plant and equipment charged to operations amounted to $1,486,083, $1,461,478 and $1,454,467 for the years ended in 2003, 2002 and 2001, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


NOTE 6: DEBT

        Short-term debt:

        The Company has available both domestic and foreign unsecured lines of credit totalling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

        Long-term debt:

        Long-term debt consisted of the following:

                                                                January 31,
                                                          2003               2002
        ----------------------------------------------------------------------------
        Note payable, bank, payable in
            quarterly installments of $300,000,
            plus interest at a fixed rate swap of
            5.98%, maturing October, 2008              $6,900,000         $8,100,000

        Various equipment notes, payable in monthly
            installments ranging from $455 to
            $1,074, maturing November
            2004 through March 2005, no
            interest                                       71,702             91,303

        Notes payable, payable in annual
            installments of $300,000, plus
            interest at a fixed rate of 4.75%,
            maturing May, 2006                          1,200,000                  -
        -----------------------------------------------------------------------------
                                                        8,171,702          8,191,303
        Less current portion                            1,536,926          1,231,469
        -----------------------------------------------------------------------------
                                                        6,634,776          6,959,834
        Fair market value of interest rate
            swap liability                                477,219            165,361
        -----------------------------------------------------------------------------
        Long-term portion                              $7,111,995         $7,125,195
        =============================================================================

        The note payable, bank is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        Maturities of long-term debt are as follows:

                        Year Ending
                        January 31,
        ---------------------------------------------------------------
                           2004                       $1,536,926
                           2005                        1,533,866
                           2006                        1,500,910
                           2007                        1,500,000
                           2008                        1,200,000
                        Thereafter                       900,000
        ---------------------------------------------------------------
                                                      $8,171,702
        ===============================================================

        Interest expense was $505,394, $557,855 and $694,112 for the years ended in 2003, 2002 and 2001, respectively.


NOTE 7: STOCKHOLDERS' EQUITY

        On December 15, 2000, the Company announced a 300,000 share stock repurchase program, which began after the Company's February 21, 2000 stock repurchase program was completed. During the fiscal year ended
        January 31, 2003, the Company repurchased 19,941 shares of its Common Stock at a cost of $0.3 million. At January 31, 2003, the Company had the authority to repurchase 230,968 shares under the December 15, 2000 stock repurchase program.

        The Company has a Shareholders' Rights Plan, under which the Company's Board of Directors declared a dividend of one Right for each share of Company Common Stock owned. The Plan provides, under certain conditions involving acquisition of the Company's Common Stock, that holders of Rights, except for the acquiring entity, would be entitled to purchase shares of Common Stock of the Company, or acquiring company, having a value of twice the Rights' exercise price. The Rights under the Plan expire in 2010.


NOTE 8: INCOME TAXES

        The provision for income taxes was comprised of the following:

                                   2003              2002              2001
        -----------------------------------------------------------------------
        Current
           Federal              $2,291,842        $2,675,479        $3,408,005
           State                   275,729           552,851           662,757
           Foreign                  91,894           173,889           243,023
        -----------------------------------------------------------------------
                                 2,659,465         3,402,219         4,313,785
        Deferred                   379,874           155,419           256,998
        -----------------------------------------------------------------------
                                $3,039,339        $3,557,638        $4,570,783
        =======================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

                                                            2003                2002
        -------------------------------------------------------------------------------
        Deferred tax assets
           Inventory cost capitalization                  $152,674            $163,501
           Pension cost                                    639,327             597,996
           Non-compete agreements                          395,783             463,236
           Excess of tax over book basis of
               property acquired in acquisition              8,954                   -
           Other                                           449,226             181,374
        -------------------------------------------------------------------------------
               Total deferred tax assets                 1,645,964           1,406,107
        -------------------------------------------------------------------------------

        Deferred tax liabilities
           Accelerated depreciation                        478,219             308,424
           Inventory - Dean Pump Division                  364,438             374,706
           Excess of book over tax basis of
               property acquired in acquisitions                 -               8,893
           Goodwill                                        981,947             692,897
        -------------------------------------------------------------------------------
               Total deferred tax liabilities            1,824,604           1,384,920
        -------------------------------------------------------------------------------
               Net deferred tax assets/(liabilities)     ($178,640)            $21,187
        ===============================================================================

        A reconciliation of the federal statutory rate and the Company's effective tax rate is presented as follows:


                                                                2003                     2002                       2001
        ----------------------------------------------------------------------------------------------------------------------
        Computed expected
          tax expense
          (federal)                                  $3,035,424     34.0%      $3,313,965     34.0%      $4,197,131      34.0%

        State income taxes,
          net of federal
          income tax benefit                            188,981      2.1          306,012      3.2          403,528       3.2
        Other                                          (185,066)    (2.1)         (62,339)     (.7)         (29,876)      (.2)
        ----------------------------------------------------------------------------------------------------------------------
        Effective income taxes                       $3,039,339     34.0%      $3,557,638     36.5%      $4,570,783      37.0%
        ======================================================================================================================


NOTE 9: LEASES AND OTHER COMMITMENTS

        The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2003 were as follows:

                         2004                         $260,829
                         2005                          201,419
                         2006                          147,761
                         2007                          119,189
                         2008                          107,206

        Rental expense for the above operating leases during the years ended in 2003, 2002 and 2001 was $466,911, $474,910 and $411,929, respectively.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)

NOTE 10: EMPLOYEE BENEFIT PLANS

        Pension Plans:

        The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

        A minimum pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2003 as a liability with a corresponding decrease to stockholders' equity. At January 31, 2003, the Company recorded an after-tax charge to stockholders' equity of $128,983.

        Net periodic pension cost (income) included the following components:

                                                 2003            2002            2001
        --------------------------------------------------------------------------------
         Service cost - benefits earned
            during the period                  $574,129        $570,695        $583,387
         Interest cost on projected
            benefit obligation                  881,278         836,860         788,141
         Expected return on assets           (1,064,136)     (1,178,322)     (1,158,685)
         Amortization                            31,332        (440,135)       (515,449)
        --------------------------------------------------------------------------------
                                               $422,603       ($210,902)      ($302,606)
        ================================================================================

        The following table sets forth the plans' change in benefit obligations, change in plan assets and amounts recognized in the Company's balance sheet at January 31, 2003 and 2002:

                                                                   2003                2002
        ---------------------------------------------------------------------------------------
        Change in benefit obligation:
        Benefit obligation at beginning of year               $12,876,395          $10,532,088
            Service cost                                          574,129              570,695
            Interest cost                                         881,278              836,860
            Actuarial (gain) loss                                (302,479)             911,170
            Benefits paid                                        (666,722)            (634,258)
            Other                                                  44,698              659,840
        ---------------------------------------------------------------------------------------
        Benefit obligation at end of year                     $13,407,299          $12,876,395
        ---------------------------------------------------------------------------------------

        Change in plan assets:
        Fair value of plan assets at beginning of year        $12,125,268          $15,003,327
            Actual loss on plan assets                         (1,080,918)          (2,303,801)
            Employer contribution                                 460,000               60,000
            Benefits paid                                        (666,722)            (634,258)
        ---------------------------------------------------------------------------------------
        Fair value of plan assets at end of year              $10,837,628          $12,125,268
        ---------------------------------------------------------------------------------------

        Funded status                                         ($2,569,671)           ($751,127)
            Unrecognized actuarial (gain) loss                    130,739           (1,766,672)
            Unrecognized transition (asset)                      (112,920)            (123,435)
            Unrecognized prior service costs                      936,738              988,723
            Contribution after measurement date, prior year        15,000               15,000
        ---------------------------------------------------------------------------------------
        Net amount recognized                                 ($1,600,114)         ($1,637,511)
        ---------------------------------------------------------------------------------------

        Amounts recognized in the balance sheet consist of:
        Accrued benefit liability                             ($1,600,114)         ($1,637,511)
        =======================================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


        Assumptions used in the accounting for pension costs were:

                                             2003          2002          2001
        ----------------------------------------------------------------------
        Discount rate                        7.00%         7.00%         7.75%
        Rate of increase in
          compensation levels
          (where applicable)                 4.50%         4.50%         4.50%
        Expected long-term rate of
          return on assets                   9.00%         9.00%         8.00%
        ======================================================================

        Directors' Benefit Plan:

        The Company also provides a non-qualified pension plan for Directors which is presently unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the Plan was $711,693 and $708,881 at January 31, 2003 and 2002,
        respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

        Defined Contribution Plan:

        The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate in the plan following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan. The Company will match, in the form of Met-Pro Common Stock, up to 50% of the employee's contribution up to 4% of compensation. The Company provided for cash contributions to the 401(k) profit sharing plan of $206,257, $206,866 and $208,975, for the years ended January 31, 2003, 2002 and 2001, respectively.

        Employees' Stock Ownership Trust:

        The Company sponsors an employee stock ownership plan under which it makes discretionary contributions to the trust either in cash or in stock of the Company for salaried employees in the United States eligible to participate in the plan. There were no contributions to the Employees' Stock Ownership Trust for the fiscal years ended in 2003, 2002 and 2001. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

        Stock Option Plans:

        In 1991, the Board of Directors of the Company approved a stock option plan covering 100,000 shares (increased to 225,000 shares after giving effect to stock splits and stock dividends), that was approved by the Company's stockholders at the 1992 meeting of stockholders (the "1992 Plan"). In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares that was approved by the Company's stockholders at the 1997 meeting of stockholders (the "1997 Plan"). In 2001, the Board of Directors of the Company approved an equity incentive plan covering 350,000 shares that was approved by the Company's stockholders at the 2001 meeting of stockholders (the "2001 Plan"). As of January 31, 2003, the Company had not granted any options from the 2001 Plan. All of these plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)

        The status of the plans was as follows:


        1992 Plan                                      2003                      2002                      2001
        ----------------------------------------------------------------------------------------------------------
        Options outstanding, beginning                      -                   121,025                   121,025
           Grants                                           -                         -                         -
           Exercises                                        -                   113,525                         -
           Cancellations                                    -                     7,500                         -
        Options outstanding, ending                         -                         -                   121,025

        Options price range at January 31                   -                     $5.00                     $5.00
                                                                                    to                        to
                                                                                 $13.13                    $13.13

        Options exercisable at January 31                   -                         -                   121,025
        ----------------------------------------------------------------------------------------------------------
        Options available for grant at January 31           0                         0                         0


        1997 Plan                                      2003                      2002                      2001
        ----------------------------------------------------------------------------------------------------------
        Options outstanding, beginning                203,375                   132,075                   134,950
           Grants                                      93,500                    83,800                     1,325
           Exercises                                   32,525                    12,500                         -
           Cancellations                                3,800                         -                     4,200
        Options outstanding, ending                   260,550                   203,375                   132,075

        Options price range at January 31               $9.75                     $9.75                     $9.75
                                                          to                        to                        to
                                                       $15.50                    $15.50                    $15.50
        ----------------------------------------------------------------------------------------------------------
        Options exercisable at January 31             230,781                   145,655                    95,324
        ----------------------------------------------------------------------------------------------------------
        Options available for grant at January 31       9,425                   102,925                   186,725
        ==========================================================================================================

        The weighted average exercise prices of the Company's employee stock option plans were as follows:

                                                        2003                      2002                     2001
        ----------------------------------------------------------------------------------------------------------
        Options outstanding, beginning                 $11.26                    $ 9.75                    $9.76
           Grants                                      $13.15                    $12.08                    $9.75
           Exercises                                   $10.86                    $ 8.67                        -
           Cancellations                               $12.87                    $13.13                    $9.88
        Options outstanding, ending                    $11.97                    $11.26                    $9.75
        ==========================================================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


NOTE 11:  OTHER INCOME, NET

          Other income, net, was comprised of the following:

                                              2003      2002        2001
        ------------------------------------------------------------------
        Gain/(loss) on sales of property
          and equipment                      $5,248  $472,895    ($12,656)
        Other, primarily interest income    272,878   379,990     537,385
        ------------------------------------------------------------------
                                           $278,126  $852,885    $524,729


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


                                                     2003                   2002                   2001
        ---------------------------------------------------------------------------------------------------
        Net sales:
            United States                        $58,934,875            $59,052,391            $64,569,224
            Foreign                               10,684,507             11,036,055             16,634,326
        ---------------------------------------------------------------------------------------------------
                                                 $69,619,382            $70,088,446            $81,203,550
        ===================================================================================================

        Income from operations:
            United States                         $8,093,077             $8,337,026            $10,822,911
            Foreign                                1,061,909              1,114,899              1,690,975
        ---------------------------------------------------------------------------------------------------
                                                  $9,154,986             $9,451,925            $12,513,886
        ===================================================================================================

        Total assets:
            United States                        $69,012,399            $63,813,498            $64,620,734
            Foreign                                4,742,272              4,256,694              4,530,607
        ---------------------------------------------------------------------------------------------------
                                                 $73,754,671            $68,070,192            $69,151,341
        ===================================================================================================

                               MET-PRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (Continued)


NOTE 14: CONTINGENCIES

        Recently there appears to have been a significant increase, in certain states, in asbestos-related litigation claims against numerous industrial companies, particularly companies in the pump and fluid handling industries. During the last year, the Company was named as one of many defendants in a number of such cases filed in one of these states, Mississippi. The Company, along with the other defendants, is alleged to have sold products containing asbestos, although as of January 31, 2003, none of the Company's products have been specifically identified by any plaintiff in any case as a cause of alleged injuries. The Company believes that it has defenses to the claims that have been asserted. Although the Company is vigorously defending all of the cases, the amount expended by the Company to date in responding to these cases has not been material, as most of the costs have been paid by insurance. Given the current status of these cases, it is not possible to determine the Company's potential liability, if any, and no provision has been made in the Company's financial statements for any such claims.

        In addition, the Company is party in a small number of legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company's results of operations, liquidity or financial condition.

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                      Earnings        Earnings
                                                                                      Per Share,      Per Share,
2002                            Net Sales          Gross Profit      Net Income         Basic          Diluted
-----------------------------------------------------------------------------------------------------------------
First Quarter                  $17,556,044          $6,417,658       $1,635,715         $.27            $.27
Second Quarter                  20,371,781           6,928,802        1,856,419          .30             .30
Third Quarter                   16,363,945           5,357,408        1,355,325          .22             .22
Fourth Quarter                  15,796,676           5,324,364        1,341,858          .22             .22

                                                                                      Earnings        Earnings
                                                                                      Per Share,      Per Share,
2003                            Net Sales          Gross Profit      Net Income         Basic          Diluted
-----------------------------------------------------------------------------------------------------------------
First Quarter                  $16,193,880          $5,528,831       $1,200,128         $.20            $.20
Second Quarter                  18,278,083           6,176,474        1,433,166          .23             .23
Third Quarter                   16,671,696           6,045,425        1,440,616          .23             .23
Fourth Quarter                  18,475,723           6,429,095        1,814,469          .29             .29


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

        During  the  period  since  before   February  1,  2001,  the  Company's
independent auditors have been the same firm.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

        The information required by this Item (except for the information set forth on page 6 with respect to Executive Officers of the Registrant) is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 11. Executive Compensation:

        The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management:

        The information required by this Item is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


Item 13. Certain Relationships and Related Transactions:

        The information required by this Item is hereby incorporated by reference to the information set forth under the captions "Election of Directors" and "Certain Business Relationships" contained in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV


Item 14. Controls and Procedures:

        Within the ninety (90) day period prior to the date of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of our management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our Exchange Act filing.

        There have been no significant changes in our internal controls or in other factors that could significantly affect controls subsequent to the date we carried out our evaluation.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

        A.  Financial statements:

            Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 16.

        B.  Reports on Form 8-K:

            The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report.

        C.  Exhibits, Including Those Incorporated by Reference:

            See the Exhibit Index which follows.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MET-PRO CORPORATION


  April 28, 2003                                By: /s/ Raymond J. De Hont
------------------                              --------------------------------
      Date                                            Raymond J. De Hont
                                                   Chief Executive Officer
                                                        and Director


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                           Title                      Date
       ---------                           -----                    ---------

    /s/ William L. Kacin                 Chairman,                April 28, 2003
----------------------------
      William L. Kacin




   /s/ Raymond J. De Hont                President,               April 28, 2003
----------------------------          Chief Executive
      Raymond J. De Hont                Officer and
                                         Director


     /s/ Gary J. Morgan            Vice President-Finance,        April 28, 2003
----------------------------        Secretary, Treasurer,
       Gary J. Morgan              Chief Financial Officer,
                                  Chief Accounting Officer
                                        and Director


       /s/ Alan Lawley                      Director              April 28, 2003
----------------------------
         Alan Lawley


  /s/ Nicholas DeBenedictis                 Director              April 28, 2003
----------------------------
    Nicholas DeBenedictis


   /s/ Jeffrey H. Nicholas                  Director              April 28, 2003
----------------------------
    Jeffrey H. Nicholas


    /s/ Michael J. Morris                   Director              April 28, 2003
----------------------------
      Michael J. Morris

                               MET-PRO CORPORATION

                         CERTIFICATION UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Raymond J. De Hont, certify that:

     1.   I  have   reviewed   this  Annual  Report  on  Form  10-K  of  Met-Pro
          Corporation;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Raymond J. De Hont                                     April 28, 2003
-------------------------
Raymond J. De Hont
Chief Executive Officer

                               MET-PRO CORPORATION

                         CERTIFICATION UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Gary J. Morgan, certify that:

     1.   I  have   reviewed   this  Annual  Report  on  Form  10-K  of  Met-Pro
          Corporation;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gary J. Morgan                                         April 28, 2003
----------------------------
Gary J. Morgan
Chief Financial Officer

                                  Exhibit Index


         Exhibit No.               Description
         -----------               -----------

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

                                  Exhibit Index


         Exhibit No.               Description
         -----------               -----------

         (10)(i) Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(j) The Company's Director's Retirement Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(k) Amendment No. 1 to the Company's Director's Retirement Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(l) Amendment No. 2 to the Company's Director's Retirement Plan, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(m) Restoration Plan, effective February 1, 2000, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(n)  Amendment   No.   1  to  the   Company's   Restoration   Plan,
                  incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(o)  Additional  1%   Supplemental   Executive   Retirement   Plan,
                  effective February 1, 2000, incorporated by reference to Company's Annual Report on Form 10-K filed on May 4, 2001.*

         (10)(p) The 2001 Equity Incentive Plan, incorporated by reference to Company's Registration Statement on Form S-8 filed August 22, 2001.*

         (10)(q) Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 filed on June 13, 2000.*

         (10)(r) Salaried Pension Plan Amended and Restated effective September 1, 2000.*

         (10)(s) First Amendment to the Company's Salaried Pension Plan dated August 15, 2002.*

         (10)(t) Second Amendment to the Company's Salaried Pension Plan dated October 23, 2002.*

         (10)(u) Amendment No. 3 to the Company's Directors' Retirement Plan dated as of February 24, 2003.*

         (10)(v) Amendment No. 1 to the Company's Additional 1 % Supplemental Executive Plan dated as of March 21, 2003.*

         (10)(w)  Directors  Retirement  Plan  Trust  dated as of  February  11,
                  2000.*

         (10)(x) Amendment No. 1 to the Company's Directors' Retirement Plan Trust dated as of February 24, 2003.*

         (10)(y) Amendment No. 2 to the Company's Directors' Retirement Plan Trust dated as of February 24, 2003.*

         (10)(z) Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 11, 2000.*

         (10)(aa) Amendment No. 1 to the Company's Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 24, 2003.*

         (11)     Statement Re-computation of Per Share Earnings. See page 18 of
                  Item 8.

                                  Exhibit Index


         Exhibit No.               Description
         -----------               -----------

         (21)     List of Subsidiaries of Registrant:


                  Corporate                      Jurisdiction of                Name under which Business
                  Name                           Incorporation                  is Conducted
                  ----                           -------------                  ------------
                  Mefiag B.V.                    The Netherlands                Mefiag B.V., a wholly-
                                                                                owned subsidiary of
                                                                                Met-Pro Corporation

                  Flex-Kleen Canada Inc.         Ontario, Canada                Flex-Kleen Canada Inc.,
                                                                                a wholly-owned subsidiary of
                                                                                Met-Pro Corporation

                  Strobic Air Corporation        Delaware                       Strobic Air Corporation,
                                                                                a wholly-owned subsidiary of
                                                                                Met-Pro Corporation

                  MPC Inc.                       Delaware                       MPC Inc.,
                                                                                a wholly-owned subsidiary of
                                                                                Met-Pro Corporation

                  Pristine Hydrochemical Inc.    Delaware                       Pristine Hydrochemical Inc.,
                                                                                a wholly-owned subsidiary of
                                                                                Met-Pro Corporation

         (23)     Consent of Independent Auditors.

         (99.1) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (99.2) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


         * Indicates management contract or compensatory plan or arrangement.