Form 10-Q
period 2003-04-30
MET PRO CORP
filed 2003-06-03
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2003	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 723-6751

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes X No

The number of shares outstanding of the Registrant’s common stock (par value $.10 per share) is 6,216,369 (as of April 30, 2003).

MET-PRO CORPORATION

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET
(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2003	2003

Current assets
Cash and cash equivalents	$14,717,552	$13,429,367
Accounts receivable, net of allowance for doubtful
accounts of approximately $291,000 and
$263,000, respectively	13,487,376	12,217,315
Inventories	13,848,293	13,374,128
Prepaid expenses, deposits and other current assets	860,609	979,714
Deferred income taxes	631,221	631,221

Total current assets	43,545,051	40,631,745

Property, plant and equipment, net	11,921,353	11,950,422
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	356,530	373,591

Total assets	$76,621,847	$73,754,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$1,536,926	$1,536,926
Accounts payable	3,699,059	2,810,002
Accrued salaries, wages and expenses	5,974,677	4,827,241
Dividend payable	559,473	559,167
Customers' advances	221,848	16,973

Total current liabilities	11,991,983	9,750,309

Long-term debt	6,826,567	7,111,995
Other non-current liabilities	37,170	36,621
Deferred income taxes	804,770	809,861

Total liabilities	19,660,490	17,708,786

Stockholders' equity
Common stock, $.10 par value; 18,000,000 shares
authorized, 7,226,303 shares issued at both dates,
of which 1,009,934 shares were reacquired
and held in treasury at both dates	722,630	722,630
Additional paid-in capital	8,196,782	8,196,782
Retained earnings	60,495,575	59,705,267
Accumulated other comprehensive loss	(416,795)	(541,959)
Treasury stock, at cost	(12,036,835)	(12,036,835)

Total stockholders' equity	56,961,357	56,045,885

Total liabilities and stockholders' equity	$76,621,847	$73,754,671

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	April 30,
	2003	2002

Net sales	$17,002,269	$16,193,880
Cost of goods sold	10,767,302	10,665,049

Gross profit	6,234,967	5,528,831

Operating expenses
Selling	1,919,048	1,774,824
General and administrative	2,218,317	1,824,129

	4,137,365	3,598,953

Income from operations	2,097,602	1,929,878

Interest expense	(116,078)	(120,994)
Other income, net	64,063	66,318

Income before taxes	2,045,587	1,875,202

Provision for taxes	695,499	675,074

Net income	$1,350,088	$1,200,128

Earnings per share, basic (1)	$.22	$.20

Earnings per share, diluted (2)	$.22	$.20

Cash dividend per share - declared (3)	$.09	$.085

Cash dividend per share - paid (3)	$.09	$.085

(1)	Basic earnings per share are based upon the weighted average number of shares of Common Stock outstanding of 6,216,369 and 6,085,306 for the three-month periods ended April 30, 2003 and 2002, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares of Common Stock outstanding of 6,251,535 and 6,136,370 for the three-month periods ended April 30, 2003 and 2002, respectively.

(3)	The Board of Directors declared quarterly dividends of $.09 per share payable on March 10, 2003 and June 9, 2003 to stockholders of record as of February 21, 2003 and May 23, 2003, respectively. Quarterly dividends of $.085 per share were payable on March 8, 2002 and June 7, 2002 to stockholders of record as of February 22, 2002 and May 24, 2002, respectively.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	–	–	1,350,088	–	–
Cumulative translation adjustment	–	–	–	148,033	–
Interest rate swap, net of tax of $935	–	–	–	(22,869)	–
Total comprehensive income						1,475,252

Dividends declared, $.09 per share	–	–	(559,780)	–	–	(559,780)

Balances, April 30, 2003	$722,630	$8,196,782	$60,495,575	($416,795)	($12,036,835)	$56,961,357

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2002	$721,916	$7,879,368	$55,990,079	($827,737)	($13,484,232)	$50,279,394

Comprehensive income:
Net income	–	–	1,200,128	–	–
Cumulative translation adjustment	–	–	–	138,038	–
Interest rate swap, net of tax of $24,290	–	–	–	42,258	–
Total comprehensive income						1,380,424

Dividends declared, $.085 per share	–	–	(517,323)	–	–	(517,323)
Proceeds from issuance of
common stock under dividend
reinvestment plan (2,195
shares)	220	34,459	–	–	–	34,679
Stock option transactions	–	1,100	–	–	118,900	120,000
Purchase of 8,759 shares of
treasury stock	–	–	–	–	(125,958)	(125,958)

Balances, April 30, 2002	$722,136	$7,914,927	$56,672,884	($647,441)	($13,491,290)	$51,171,216

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 30,
	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$1,350,088	$1,200,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384,237	365,054
Deferred income taxes	(4,156)	19,828
Gain on sale of property and equipment, net	–	(6,000)
Allowance for doubtful accounts	27,776	23,392
(Increase) decrease in operating assets:
Accounts receivable	(1,258,163)	(803,869)
Inventories	(432,860)	(202,917)
Prepaid expenses and other current assets	123,078	(51,481)
Other assets	(1,890)	(1,800)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	2,045,561	1,450,005
Customers’ advances	204,875	(502,463)
Other non-current liabilities	549	(551,999)

Net cash provided by operating activities	2,439,095	937,878

Cash flows from investing activities
Proceeds from sale of property and equipment	–	6,000
Acquisitions of property and equipment	(299,947)	(195,753)

Net cash (used in) investing activities	(299,947)	(189,753)

Cash flows from financing activities
Reduction of debt	(309,232)	(316,199)
Exercise of stock options	–	120,000
Payment of dividends	(559,473)	(482,352)
Purchase of treasury shares	–	(125,958)

Net cash (used in) financing activities	(868,705)	(804,509)

Effect of exchange rate changes on cash	17,742	40,146

Net increase (decrease) in cash and cash equivalents	1,288,185	(16,238)

Cash and cash equivalents at February 1	13,429,367	11,832,260

Cash and cash equivalents at April 30	$14,717,552	$11,816,022

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options: The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company since the exercise price of options is normally established at the market price of the Company’s Common Stock on the date granted. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was established at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 2.8% to 2.9%, dividend yield ranging from 2.9% to 3.9%, expected volatility of the market price of the Company’s Common Stock of 28%, and an expected option life of five years.

The risk-free interest rate is based on five-year treasury bill rates. For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The pro forma information compared to reported information for the three-month periods ended April 30, 2003 and 2002 is presented in the following table:

	Three Months Ended April 30,
	2003	2002

Net Income:
As reported	$1,350,088	$1,200,128
Pro forma	1,311,382	1,175,910
Basic earnings per share:
As reported	$.22	$.20
Pro forma	.21	.19
Diluted earnings per share:
As reported	$.22	$.20
Pro forma	.21	.19

The pro forma effects of applying SFAS No. 123 to the three-month periods ended April 30, 2003 and 2002, may not be representative of the pro forma effects in future periods. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors and consultants of the Company are eligible to receive stock options for Common Stock. These stock options are accounted for the same as stock options granted to employees.

Recent accounting pronouncements: In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition Disclosure”, which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries, Strobic Air Corporation, Flex-Kleen Canada Inc., Mefiag B.V., MPC Inc. and Pristine Hydrochemical Inc. (collectively “Met-Pro” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2003 and the results of operations, changes in stockholder’s equity and cash flows for the three-month periods ended April 30, 2003 and 2002. The results of operations for the three-month periods ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003.

NOTE 4 - ACQUISITION OF BUSINESS

Effective May 22, 2002, the Company, pursuant to an Agreement and Plan of Merger, acquired 100% of the Common Stock of Pristine Hydrochemical Inc. (“Pristine”) for a purchase price of approximately $3,200,000. The results of Pristine’s operations have been included in the consolidated financial statements since that date. The acquisition was accounted for as a purchase transaction. Pristine sells water treatment chemicals and services to municipal water utilities, and boiler and water cooling chemicals and services to industrial and commercial markets. It is expected that Pristine will complement the operations of the Company’s Stiles-Kem Division.

The acquisition was completed by issuing Common Stock from the treasury valued at $1,600,000 (113,475 shares), a cash payment of $400,000, promissory notes payable for $1,200,000, plus acquisition costs. The notes are payable over a four-year period in installments of $300,000 annually, plus interest at a fixed rate of 4.75%. Goodwill totaling approximately $3,018,000 was acquired.

The following unaudited pro-forma summary presents the consolidated results of operations for the three-month period ended April 30, 2002 as if the Company had acquired Pristine on February 1, 2002:

Net sales	$16,981,417
Income before taxes	1,956,712
Net income	1,252,294

Earnings per share, basic	$.21
Earnings per share, diluted	$.20

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	April 30, 2003	January 31, 2003

Raw materials	$7,316,826	$7,066,298
Work in progress	1,414,561	1,366,127
Finished goods	5,116,906	4,941,703

	$13,848,293	$13,374,128

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2003	2002

Cash paid during the period for:
Interest	$102,179	$120,994
Income taxes	77,993	38,216

NOTE 7 - OTHER INCOME, NET

Other income, net was comprised of the following:

	Three Months Ended April 30,
	2003	2002

Gain on sale of property and equipment	$–	$6,000
Other, primarily interest income	64,063	60,318

	$64,063	$66,318

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BUSINESS SEGMENT DATA

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

Financial information by business segment is shown below:

	Three Months Ended April 30,
	2003	2002

Net sales
Product recovery/pollution control equipment	$11,451,879	$10,309,621
Fluid handling equipment	5,550,390	5,884,259

	$17,002,269	$16,193,880

Income from operations
Product recovery/pollution control equipment	$1,524,294	$1,243,500
Fluid handling equipment	573,308	686,378

	$2,097,602	$1,929,878

	April 30,	January 31,
	2003	2003

Identifiable assets
Product recovery/pollution control equipment	$42,850,571	$41,396,626
Fluid handling equipment	18,296,013	18,417,187

	61,146,584	59,813,813
Corporate	15,475,263	13,940,858

	$76,621,847	$73,754,671

 NOTE 9 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three-month periods ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolis & Company P.C. Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 19, 2003

MET-PRO CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2003	2002

Net sales	100.0%	100.0%
Cost of goods sold	63.3%	65.9%

Gross profit	36.7%	34.1%

Selling expenses	11.3%	11.0%
General and administrative expenses	13.1%	11.2%

Income from operations	12.3%	11.9%

Interest expense	(.7%)	(.7%)
Other income, net	.4%	.4%

Income before taxes	12.0%	11.6%
Provision for taxes	4.1%	4.2%

Net income	7.9%	7.4%

Three Months Ended April 30, 2003 vs Three Months Ended April 30, 2002

Net sales for the three-month period ended April 30, 2003 were $17,002,269 compared to $16,193,880 for the three-month period ended April 30, 2002, an increase of $808,389 or 5.0%. Sales in the Product Recovery/Pollution Control Equipment segment were $11,451,879 or 11.1% higher than the three-month period ended April 30, 2002. Sales in the Fluid Handling Equipment segment were $5,550,390 or 5.7% lower than the three-month period ended April 30, 2002. We believe that the decreased demand in the Fluid Handling Equipment segment is attributed to a slow economy, which resulted in lower demand for our specialty pump equipment.

Backlog at April 30, 2003 totaled $8,925,816 compared to $9,306,079 at April 30, 2002. In addition, at April 30, 2003, the Company had orders of $8,442,817 compared to $4,987,777 at April 30, 2002, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 2003 was $1,350,088 compared to $1,200,128 for the three-month period ended April 30, 2002, an increase of $149,960 or 12.5%. The increase in net income is principally related to the higher sales in the Product Recovery/Pollution Control Equipment segment combined with higher gross margins in both operating segments.

The gross margin for the three-month period ended April 30, 2003 was 36.7% versus 34.1% for the same period in the prior year due to higher gross margins experienced in both operating segments.

Selling expense increased $144,224 during the three-month period ended April 30, 2003 compared to the same period last year. Selling expense as a percentage of net sales was 11.3% for the three-month period ended April 30, 2003 compared to 11.0% for the three-month period ended April 30, 2002.

MET-PRO CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $2,218,317 for the three-month period ended April 30, 2003 compared to $1,824,129 for the same period last year, an increase of $394,188. This increase is principally related to legal expenses involving defending against allegations that products sold by one of the Company's divisions infringe a competitor's intellectual property rights, combined with an increase in accruals for our management incentive program. General and administrative expense as a percentage of net sales was 13.1% for the three-month period ended April 30, 2003 compared to 11.2% for the same period last year.

Interest expense was $116,078 for the three-month period ended April 30, 2003 compared to $120,994 for the same period in the prior year, a decrease of $4,916.

Other income, net, decreased $2,255 for the three-month period ended April 30, 2003 compared to the three-month period ended April 30, 2002.

The effective tax rates for the three-month periods ended April 30, 2003 and April 30, 2002 were 34.0% and 36.0%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $14,717,552 on April 30, 2003 compared to $13,429,367 on January 31, 2003, an increase of $1,288,185. This increase is the net result of the positive cash flows provided by operating activities of $2,439,095, offset by payment of the quarterly cash dividend amounting to $559,473, payments on long-term debt totaling $309,232, and investment in property and equipment amounting to $299,947. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,487,376 on April 30, 2003 compared to $12,217,315 on January 31, 2003, which represents an increase of $1,270,061. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,848,293 on April 30, 2003 compared to $13,374,128 on January 31, 2003, an increase of $474,165. Inventory balances fluctuate depending on the size and timing of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $11,991,983 on April 30, 2003 compared to $9,750,309 on January 31, 2003, an increase of $2,241,674. An increase in accounts payable, accrued expenses and customers’ advances accounted for this increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of April 30, 2003 and January 31, 2003, working capital was $31,553,068 and $30,881,436, respectively, and the current ratio was 3.6 and 4.2, respectively.

MET-PRO CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2003 amounted to $2,439,095 compared with $937,878 in the three-month period ended April 30, 2002, an increase of $1,501,217. This increase in cash flows from operating activities was due principally to an increase in accounts payable and customers’ advances, offset by an increase in accounts receivables and inventories.

Cash flows used in investing activities during the three-month period ended April 30, 2003 amounted to $299,947 compared with $189,753 for the three-month period ended April 30, 2002. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2003 utilized $868,705 of available resources compared to $804,509 for the three-month period ended April 30, 2002. The 2003 activity is the result of the payment of the quarterly cash dividend amounting to $559,473 and the reduction of long-term debt totaling $309,232.

The Board of Directors declared quarterly dividends of $.09 per share payable on March 10, 2003 and June 9, 2003 to stockholders of record as of February 21, 2003 and May 23, 2003, respectively.

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of the Company’s financial position and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board (“APB”) No. 17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed annually for impairment.

MET-PRO CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

Cautionary Statement Concerning Forward-Looking Statements:

In this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risk and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates”, “plans”, “believes”, “expects”, “estimates”, “hopes” or other similar expressions. For those statements, we claim protection of the safe harbor for all forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, along with those discussed elsewhere in our filings with the Securities and Exchange Commission including without limitation our Annual Report on Form 10-K for the year ended January 31, 2003, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

  materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
  material changes in available technology;
  changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
  the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired;
  unexpected results in our product development activities;
  loss of key customers;
  changes in product mix;
  changes in our existing management;
  exchange rate fluctuations;
  changes in federal laws, state laws and regulations;
  lower than anticipated return on investments, which could affect the amount of the Company’s pension liabilities;
  the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
  adverse developments in the asbestos cases that have been filed against the Company, including without limitation adverse developments in the availability of insurance coverage in these cases;
  the effect of acquisitions and other strategic ventures;
  failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or product errors;
  losses related to international sales; and/or
  failure in execution of acquisition strategy.

MET-PRO CORPORATION

Item 3.	Qualitative and Quantitative Disclosures about Market Risk Operations continued…

We have no disclosure to make with respect to this Item.

Item 4.	Controls and Procedures

Within the ninety (90) day period prior to the date of this report, we carried out an evaluation, under the supervision of and with the participation of our management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in this Exchange Act filing.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Recently there appears to have been a significant increase, in certain states, in asbestos-related litigation claims against numerous industrial companies, particularly in the pump and fluid handling industries. During the last year, the Company was named as one of many defendants in a number of such cases filed in one of these states, Mississippi. The Company, along with the other defendants, is alleged to have sold products containing asbestos, although as of April 30, 2003, none of the Company’s products have been determined in any of these cases to be a cause of the alleged injuries. The Company believes that it has defenses to the claims that have been asserted. Although the Company is vigorously defending all of these cases, the amount expended by the Company to date in responding to these cases has not been material, as most of the costs have been paid by insurance. Given the current status of these cases, it is not possible to determine the Company’s potential liability, if any, and no provision has been made in the Company’s financial statements for any such claims.

In addition, the Company is party to various legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company’s results of operations, liquidity or financial condition. One of such cases at the present time involves allegations that  products sold by one of the Company’s divisions infringe a competitor’s intellectual property rights. The Company believes this case is without merit and is vigorously defending this lawsuit.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

MET-PRO CORPORATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	99.1	Certification Pursuant to 18
U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18
U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On February 26, 2003, the Company filed a Current Report on Form 8-K announcing the issuance of a press release stating the Company’s fourth quarter and fiscal year financial results for the period ended January 31, 2003.

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

June 3, 2003	/s/ Raymond J. De Hont
Raymond J. De Hont
President, Chief Executive
Officer and Director

June 3, 2003	/s/ Gary J. Morgan
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

/s/ Raymond J. De Hont	June 3, 2003
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

/s/ Gary J. Morgan	June 3, 2003
Gary J. Morgan
Chief Financial Officer

MET-PRO CORPORATION

Exhibit Index

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002