Form 10-Q
period 2003-07-31
MET PRO CORP
filed 2003-09-08
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2003	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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
Yes  X       No

  The number of shares outstanding of the Registrant’s common stock (par value $.10 per share) is 6,216,369 (as of July 31, 2003).

MET-PRO CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PART II – OTHER INFORMATION

SIGNATURES	19

1

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2003	2003

Current assets
Cash and cash equivalents	$15,662,356	$13,429,367
Accounts receivable, net of allowance for doubtful
accounts of approximately $317,000 and
$263,000, respectively	13,598,013	12,217,315
Inventories	13,646,612	13,374,128
Prepaid expenses, deposits and other current assets	684,695	979,714
Deferred income taxes	631,221	631,221

Total current assets	44,222,897	40,631,745

Property, plant and equipment, net	11,754,640	11,950,422
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	341,995	373,591

Total assets	$77,118,445	$73,754,671

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$1,536,926	$1,536,926
Accounts payable	3,268,031	2,810,002
Accrued salaries, wages and expenses	6,101,933	4,827,241
Dividend payable	559,473	559,167
Customers' advances	639,537	16,973

Total current liabilities	12,105,900	9,750,309

Long-term debt	6,091,965	7,111,995
Other non-current liabilities	37,719	36,621
Deferred income taxes	844,423	809,861

Total liabilities	19,080,007	17,708,786

Shareholders' equity
Common stock, $.10 par value; 18,000,000 shares
authorized, 7,226,303 shares issued at both dates,
of which 1,009,934 shares were reacquired
and held in treasury at both dates	722,630	722,630
Additional paid-in capital	8,196,782	8,196,782
Retained earnings	61,504,142	59,705,267
Accumulated other comprehensive loss	(348,281)	(541,959)
Treasury stock, at cost	(12,036,835)	(12,036,835)

Total shareholders' equity	58,038,438	56,045,885

Total liabilities and shareholders' equity	$77,118,445	$73,754,671

See accompanying notes to consolidated financial statements.

2
Back to Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Six Months Ended July 31,	Three Months Ended July 31,
	2003	2002	2003	2002

Net sales	$35,628,478	$34,471,963	$18,626,209	$18,278,083

Cost of goods sold	22,745,043	22,766,658	11,977,741	12,101,609

Gross profit	12,883,435	11,705,305	6,648,468	6,176,474

Operating expenses
Selling and advertising	3,810,466	3,643,497	1,891,418	1,868,673
General and administrative	4,555,488	3,847,768	2,337,171	2,023,639

	8,365,954	7,491,265	4,228,589	3,892,312

Income from operations	4,517,481	4,214,040	2,419,879	2,284,162

Interest expense	(227,797)	(250,743)	(111,719)	(129,749)
Other income, net	131,720	119,330	67,657	53,012

Income before taxes	4,421,404	4,082,627	2,375,817	2,207,425
Provision for taxes	1,503,277	1,449,333	807,778	774,259

Net income	$2,918,127	$2,633,294	$1,568,039	$1,433,166

Earnings per share, basic (1)	$.47	$.43	$.25	$.23

Earnings per share, diluted (2)	$.47	$.43	$.25	$.23

Cash dividend per share – declared (3)	$.18	$.17	$.09	$.085

Cash dividend per share – paid (3)	$.18	$.17	$.09	$.085

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 6,216,369 and 6,146,130 in the six-month periods ended July 31, 2003 and 2002, respectively, and 6,216,369 and 6,131,136 in the three-month periods ended July 31, 2003 and 2002, respectively.

(2)
Diluted earnings per share are based on the weighted average number of shares outstanding of 6,262,786 and 6,193,553 in the six-month periods ended July 31, 2003 and 2002, respectively, and 6,258,689 and 6,181,889 in the three-month periods ended July 31, 2003 and 2002, respectively.

(3)
The Board of Directors declared quarterly dividends of $.09 per share payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record as of February 21, 2003, May 23, 2003 and August 27, 2003, respectively. Quarterly dividends of $.085 per share were payable on March 8, 2002, June 7, 2002 and September 6, 2002 to shareholders of record as of February 22, 2002, May 24, 2002 and August 23, 2002, respectively.

See accompanying notes to consolidated financial statements.

3
Back to Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capita	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	-	-	2,918,127	-	-
Cumulative translation adjustment	-	-	-	133,803	-
Interest rate swap, net of tax of $41,691	-	-	-	59,875	-
Total comprehensive income						3,111,805

Dividends paid, $.09 per share	-	-	(559,779)	-	-	(559,779)
Dividends declared, $.09 per
share	-	-	(559,473)	-	-	(559,473)

Balances, July 31, 2003	$722,630	$8,196,782	$61,504,142	($348,281)	($12,036,835)	$58,038,438

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capita	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2002	$721,916	$7,879,368	$55,990,079	($827,737)	($13,484,232)	$50,279,394

Comprehensive income:
Net income	-	-	2,633,294	-	-
Cumulative translation adjustment	-	-	-	368,412	-
Interest rate swap, net of tax of $71,387	-	-	-	(129,208)	-
Total comprehensive income						2,872,498
Issuance of treasury stock for acquisition of business	-	250,782	-	-	1,349,218	1,600,000
Dividends paid, $.085 per share	-	-	(526,970)	-	-	(526,970)
Dividends declared, $.085 per share	-	-	(527,526)	-	-	(527,526)
Proceeds from issuance of
common stock under dividend
reinvestment plan (4,560
shares)	456	67,604	-	-	-	68,060
Stock option transactions	-	(36,251)		-	346,870	310,619
Purchase of 19,941 shares of
treasury stock	-	-	-	-	(289,218)	(289,218)

Balances, July 31, 2002	$722,372	$8,161,503	$57,568,877	($588,533)	($12,077,362)	$53,786,857

See accompanying notes to consolidated financial statements.

4
Back to Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited )

Six Months Ended
July 31,
2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$2,918,127	$2,633,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	779,082	778,783
Deferred income taxes	(7,129)	(80,311)
Gain on sale of property and equipment, net	-	(1,591)
Allowance for doubtful accounts	53,813	56,086
(Increase) decrease in operating assets, net of acquisition of business:
Accounts receivable	(1,388,503)	(1,923,440)
Inventories	(214,657)	41,897
Prepaid expenses and other current assets	299,032	46,084
Other assets	(4,674)	(4,494)
Increase (decrease) in operating liabilities, net of acquisition of business:
Accounts payable, accrued expenses and taxes	1,692,272	1,608,059
Customers’ advances	622,565	(73,213)
Other non-current liabilities	1,098	1,099

Net cash provided by operating activities	4,751,026	3,082,253

Cash flows from investing activities
Proceeds from sale of property and equipment	-	10,000
Acquisitions of property and equipment	(505,488)	(522,214)
Payment for acquisition of business	-	(463,369)

Net cash (used in) investing activities	(505,488)	(975,583)

Cash flows from financing activities
Proceeds from new borrowing	-	16,373
Reduction of debt	(918,463)	(546,124)
Exercise of stock options	-	310,619
Payment of dividends	(1,118,947)	(975,979)
Purchase of treasury shares	-	(289,218)

Net cash (used in) financing activities	(2,037,410)	(1,484,329)

Effect of exchange rate changes on cash	24,861	97,334

Net increase in cash and cash equivalents	2,232,989	719,675

Cash and cash equivalents at February 1	13,429,367	11,832,260

Cash and cash equivalents at July 31	$15,662,356	$12,551,935

See accompanying notes to consolidated financial statements.

5
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options: The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company since the exercise price of options is normally established at the market price of the Company’s Common Stock on the date granted. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements.

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

The pro forma information compared to reported information for the six-month and three-month periods ended July 31, 2003 and 2002 is presented in the following table:

	Six Months Ended July 31,		Three Months Ended July 31,
	2003	2002	2003	2002

Net Income:
As reported	$2,918,127	$2,633,294	$1,568,039	$1,433,166
Pro forma	2,840,714	2,583,722	1,529,333	1,407,812
Basic earnings per share:
As reported	$.47	$.43	$.25	$.23
Pro forma	$.46	$.42	$.25	$.23
Diluted earnings per share:
As reported	$.47	$.43	$.25	$.23
Pro forma	$.45	$.42	$.24	$.23

The pro forma effects of applying SFAS No. 123 to the six-month and three-month periods ended July 31, 2003 and 2002, may not be representative of the pro forma effects in future periods. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors and consultants of the Company are eligible to receive stock options for Common Stock. These stock options are accounted for the same as stock options granted to employees.

Recent accounting pronouncements: In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition Disclosure", which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

6
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries, Strobic Air Corporation, Flex-Kleen Canada Inc., Mefiag B.V., MPC Inc. and Pristine Hydrochemical Inc. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, to present fairly the financial position as of July 31, 2003 and the results of operations for the six-month and three-month periods ended July 31, 2003 and 2002, and changes in shareholder’s equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003.

NOTE 4 – ACQUISITION OF BUSINESS

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

The following unaudited pro forma summary presents the consolidated results of operations for the six-month period ended July 31, 2002 as if the Company had acquired Pristine on February 1, 2002:

Net sales	$35,733,902
Income before taxes	4,340,063
Net income	2,799,340

Earnings per share, basic	$.46
Earnings per share, diluted	$.45

7
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	July 31, 2003	January 31, 2003

Raw materials	$7,205,411	$7,066,298
Work in progress	1,391,945	1,366,127
Finished goods	5,049,256	4,941,703

	$13,646,612	$13,374,128

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended July 31,
	2003	2002

Cash paid during the period for:
Interest	$205,699	$173,857
Income taxes	1,252,279	1,264,302

NOTE 7 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2003	2002	2003	2002

Gain/(loss) on sale of property and equipment	$0	$1,591	$0	($4,409)
Other, primarily interest income	131,720	117,739	67,657	57,421

	$131,720	$119,330	$67,657	$53,012

8
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BUSINESS SEGMENT DATA

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

Financial information by business segment is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2003	2002	2003	2002

Net sales
Product recovery/pollution control equipment	$23,758,091	$22,568,507	$12,306,212	$12,258,886
Fluid handling equipment	11,870,387	11,903,456	6,319,997	6,019,197

	$35,628,478	$34,471,963	$18,626,209	$18,278,083

Income from operations
Product recovery/pollution control equipment	$3,192,833	$2,707,279	$1,668,539	$1,463,779
Fluid handling equipment	1,324,648	1,506,761	751,340	820,383

	$4,517,481	$4,214,040	$2,419,879	$2,284,162

	July 31,	January 31,
	2003	2003

Identifiable assets
Product recovery/pollution control equipment	$41,888,221	$41,396,626
Fluid handling equipment	19,025,091	18,417,187

	60,913,312	59,813,813
Corporate	16,205,133	13,940,858

	$77,118,445	$73,754,671

NOTE 9 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

9
Back to Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2003, and the related consolidated statements of operations for the six-month and three-month periods ended July 31, 2003 and 2002 and shareholders’ equity and cash flows for the six-month periods ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 19, 2003

10
Back to Index

MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Six Months Ended				Three Months Ended
	July 31,				July 31,
	2003		2002		2003		2002

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	63.8%		66.0%		64.3%		66.2%

Gross profit	36.2%		34.0%		35.7%		33.8%

Selling and advertising expenses	10.7%		10.6%		10.2%		10.2%
General and administrative expenses	12.8%		11.1%		12.5%		11.1%

Income from operations	12.7%		12.3%		13.0%		12.5%

Interest expense	(.6%	)	(.8%	)	(.6%	)	(.7%	)
Other income, net	.3%		.3%		.4%		.3%

Income before taxes	12.4%		11.8%		12.8%		12.1%
Provision for taxes	4.2%		4.2%		4.4%		4.3%

Net income	8.2%		7.6%		8.4%		7.8%

Six Months Ended July 31, 2003 vs Six Months Ended July 31, 2002

Net sales for the six-month period ended July 31, 2003 were $35,628,478 compared to $34,471,963 for the six-month period ended July 31, 2002, an increase of $1,156,515 or 3.4%. Sales in the Product Recovery/Pollution Control Equipment segment were $23,758,091 or 5.3% higher than the six-month period ended July 31, 2002. Sales in the Fluid Handling Equipment segment were $11,870,387 or slightly lower than the six-month period ended July 31, 2002. We believe that the decreased demand in the Fluid Handling Equipment segment is attributed to a slow economy, which resulted in lower demand for our specialty pump equipment.

Backlog at July 31, 2003 totaled $10,294,479 compared to $9,354,974 at July 31, 2002. In addition, at July 31, 2003, the Company had orders of $9,725,346 compared to $7,673,760 at July 31, 2002, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the six-month period ended July 31, 2003 was $2,918,127 compared to $2,633,294 for the six-month period ended July 31, 2002, an increase of $284,833 or 10.8%. The increase in net income is principally related to the higher sales in the Product Recovery/Pollution Control Equipment segment combined with higher gross margins in both operating segments.

The gross margin for the six-month period ended July 31, 2003 was 36.2% versus 34.0% for the same period in the prior year due to higher gross margins experienced in both operating segments.

Selling expense increased $166,969 during the six-month period ended July 31, 2003 compared to the same period last year. Selling expense as a percentage of net sales was 10.7% for the six-month period ended July 31, 2003 compared to 10.6% for the same period last year.

11
Back to Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of
                Operations continued...

General and administrative expense was $4,555,488 for the six-month period ended July 31, 2003 compared to $3,847,768 for the same period last year, an increase of $707,720. This increase is principally related to legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringe a competitor’s intellectual property rights, combined with an increase in accruals for our management incentive program. General and administrative expense as a percentage of net sales was 12.8% for the six-month period ended July 31, 2003 compared to 11.1% for the same period last year.

Interest expense was $227,797 for the six-month period ended July 31, 2003 compared to $250,743 for the same period in the prior year, a decrease of $22,946. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, increased $12,390 for the six-month period ended July 31, 2003 compared to the six-month period ended July 31, 2002, principally because of the increase in cash balances.

The effective tax rates for the six-month periods ended July 31, 2003 and July 31, 2002 were 34.0% and 35.5%, respectively.

Three Months Ended July 31, 2003 vs Three Months Ended July 31, 2002

Net sales for the three-month period ended July 31, 2003 were $18,626,209 compared to $18,278,083 for the three-month period ended July 31, 2002, an increase of $348,126. Sales in the Product Recovery/Pollution Control Equipment segment were $12,306,212 or $47,326 higher than the three-month period ended July 31, 2002. Sales in the Fluid Handling Equipment segment were $6,319,997 or $300,800 higher compared to the three-month period ended July 31, 2002.

Net income for the three-month period ended July 31, 2003 was $1,568,039 compared to $1,433,166 for the three-month period ended July 31, 2002, an increase of $134,873 or 9.4%. The increase in net income is related to the higher sales in both of the Company’s operating segments during the period.
The gross margin for the three-month period ended July 31, 2003 was 35.7% compared to 33.8% for the same period last year, due to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expenses increased $22,745 during the three-month period ended July 31, 2003 compared to the same period last year. As a percentage of net sales, selling expenses were 10.2% for both of the three-month periods ended July 31, 2003 and 2002.

General and administrative expense was $2,337,171 for the three-month period ended July 31, 2003 compared to $2,023,639 for the three-month period ended July 31, 2002, an increase of $313,532. General and administrative expense for the three-month period ended July 31, 2003 was 12.5% of net sales, compared to 11.1% of net sales for the same period last year. This increase is principally related to legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringe a competitor’s intellectual property rights, combined with an increase in accruals for our management incentive program.

Interest expense was $111,719 for the three-month period ended July 31, 2003 compared to $129,749 for the same period in the prior year, a decrease of 13.9%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, increased $14,645 for the three-month period ended July 31, 2003 compared to the three-month period ended July 31, 2002, principally because of the increase in cash balances.

The effective tax rate for the three-month period ended July 31, 2003 was 34.0% compared to 35.1% for the three-month period ended July 31, 2002.

12
Back to Index

MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
                  Operations continued...

Liquidity:

The Company’s cash and cash equivalents were $15,662,356 on July 31, 2003 compared to $13,429,367 on January 31, 2003, an increase of $2,232,989. This increase is the net result of the positive cash flows provided by operating activities of $4,751,026, offset by payment of the quarterly cash dividend amounting to $1,118,947, payments on long-term debt totaling $918,463, and investment in property and equipment amounting to $505,488. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,598,013 on July 31, 2003 compared to $12,217,315 on January 31, 2003, which represents an increase of $1,380,698. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,646,612 on July 31, 2003 compared to $13,374,128 on January 31, 2003, an increase of $272,484. Inventory balances fluctuate depending on the size and timing of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $12,105,900 on July 31, 2003 compared to $9,750,309 on January 31, 2003, an increase of $2,355,591. An increase in accounts payable, accrued expenses and customers’ advances accounted for this increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of July 31, 2003 and January 31, 2003, working capital was $32,116,997 and $30,881,436, respectively, and the current ratio was 3.7 and 4.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2003 amounted to $4,751,026 compared with $3,082,253 in the six-month period ended July 31, 2002, an increase of $1,668,773. This increase in cash flows from operating activities was due principally to an increase in net income and customers’ advances and a smaller increase in accounts receivable, offset by an increase in inventories.

Cash flows used in investing activities during the six-month period ended July 31, 2003 amounted to $505,488 compared with $975,583 for the six-month period ended July 31, 2002. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments during both years, and the acquisition of a business during the six-month period ended July 31, 2002.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2003 utilized $2,037,410 of available resources compared to $1,484,329 for the six-month period ended July 31, 2002. The 2003 activity is the result of the payment of the quarterly cash dividend amounting to $1,118,947 and the reduction of long-term debt totaling $918,463.

The Board of Directors declared quarterly dividends of $.09 per share payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record as of February 21, 2003, May 23, 2003 and August 27, 2003, respectively.

13
Back to Index

MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
                  Operations continued...

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

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board ("APB") No. 17, "Intangible Assets", effective February 1, 2002, the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed annually for impairment.

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

14
Back to Index

MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
                Operations continued...

Cautionary Statement Concerning Forward-Looking Statements:

In this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report, we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risk and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates", "plans", "believes", "expects", "estimates", "hopes" or other similar expressions. For those statements, we claim protection of the safe harbor for all forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

15
Back to Index

MET-PRO CORPORATION

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on a mass basis by large numbers of plaintiffs against a large number of industrial companies in the pump and fluid handling industries, and beginning in 2002, the Company began to be named as one of many defendants in a number of such cases in Mississippi. The allegations against the Company are vague, general and speculative, but in general allege that the Company, along with the numerous other defendants, sold asbestos-containing products that caused injuries and loss to the plaintiffs. Most of these cases have not advanced beyond the early stages of discovery, and as of the date of the filing of this Report, none of the Company’s products have been determined to be a cause of any alleged injuries. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition, except that the legal fees incurred in defending one such case, which involves allegations that products sold by one of the Company’s divisions infringe a competitor’s intellectual property rights, are likely to be material in the current fiscal year. The Company believes this case is without merit and is vigorously defending this lawsuit.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s shareholders was held on June 11, 2003. At that meeting, four proposals were submitted to a vote of the Company’s shareholders. Proposal 1 was a proposal to elect two Directors (with Alan Lawley and Gary J. Morgan being the nominees) to serve until the 2006 Annual Meeting of Shareholders. Proposal 2 was to approve the change in the Company’s state of incorporation from Delaware to Pennsylvania. Proposal 3, which was subject to approval of Proposal 2, was to approve the inclusion of Pennsylvania’s "anti-greenmail" disgorgement provisions in the Pennsylvania Articles of Incorporation. Proposal 4 was to ratify the selection of Margolis & Company P.C. as independent certified public accountants for the Company’s fiscal year ending January 31, 2004.

16
Back to Index

MET-PRO CORPORATION

Item 4.    Submission of Matters to a Vote of Security Holders continued.

At the close of business on the record date for the meeting (which was April 18, 2003), there were 6,216,369 shares of common stock outstanding and entitled to be voted at the meeting. Holders of 5,637,768 shares of common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:

		Number of Votes
				Abstain/ Broker
Proposals		For	Against	Non Vote

Proposal 1 -	Election of Directors
	Alan Lawley	5,079,819	557,949	-
	Gary J. Morgan	5,142,173	495,595	-

Proposal 2 -	Change State of Incorporation from
	Delaware to Pennsylvania	3,167,284	482,256	1,988,288

Proposal 3 -	Inclusion of "Anti-Greenmail" Provisions
	in Pennsylvania Articles of Incorporation	2,770,627	903,098	1,964,043

Proposal 4 -	Selection of Margolis & Company P.C. as
	Independent Certified Public Accountants	5,572,897	5,350	59,521

In its solicitation of proxies for the meeting, the Company advised its shareholders that it considered Proposal 3 to be in the nature of an amendment to the Pennsylvania Articles of Incorporation, which under Pennsylvania law required the affirmative vote of a majority of the votes cast for approval. Consequently, all proposals were adopted by the shareholders.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	31.1	Certification Under Section 302
of the Sarbanes-Oxley Act of 2002

	31.2	Certification Under Section 302
of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18
U.S.C. Section 1350, Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18
U.S.C. Section 1350, Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

17
Back to Index

MET-PRO CORPORATION

Item 6.    Exhibits and Reports on Form 8-K continued.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were furnished to the Securities and Exchange Commission ("SEC") during the quarterly period covered by this report and thereafter:

On May 20, 2003, the Company filed a Report on Form 8-K covering its press release announcing the Company’s first quarter financial results for the first quarter ended April 30, 2003, as required by SEC Release 33-8216.

On August 6, 2003, the Company filed a Report on Form 8-K covering the Company’s change in incorporation from Delaware to Pennsylvania effective July 31, 2003.

On August 20, 2003, the Company filed a Report on Form 8-K covering its press release announcing the Company’s second quarter financial results for the second quarter ended July 31, 2003, as required by SEC Release 33-8216.

18
Back to Index

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

September 8, 2003	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and
Chief Executive Officer

September 8, 2003	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

19
Back to Index