Form 10-Q
period 2003-10-31
MET PRO CORP
filed 2003-12-10
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2003	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 723-6751

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

As of October 31, 2003, the Registrant had 8,303,543 common shares, par value $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Exhibits Required by Item 601 of Regulation S-K	17
(b)	Reports on Form 8-K	17

SIGNATURES	18

1
Back to Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2003	2003

Current assets
Cash and cash equivalents	$16,577,857	$13,429,367
Accounts receivable, net of allowance for doubtful
accounts of approximately $308,000 and
$263,000, respectively	14,837,475	12,217,315
Inventories	13,234,849	13,374,128
Prepaid expenses, deposits and other current assets	1,084,195	979,714
Deferred income taxes	631,221	631,221

Total current assets	46,365,597	40,631,745

Property, plant and equipment, net	11,974,939	11,950,422
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	330,644	373,591

Total assets	$79,470,093	$73,754,671

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$1,536,926	$1,536,926
Accounts payable	4,522,648	2,810,002
Accrued salaries, wages and expenses	6,483,653	4,827,241
Dividend payable	604,091	559,167
Customers' advances	488,031	16,973

Total current liabilities	13,635,349	9,750,309

Long-term debt	5,769,479	7,111,995
Other non-current liabilities	38,269	36,621
Deferred income taxes	848,323	809,861

Total liabilities	20,291,420	17,708,786

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 and 9,635,071 shares issued,
of which 1,331,413 and 1,346,579 shares were reacquired
and held in treasury at the respective dates	963,496	722,630
Additional paid-in capital	7,929,043	8,196,782
Retained earnings	62,555,579	59,705,267
Accumulated other comprehensive loss	(258,062)	(541,959)
Treasury stock, at cost	(12,011,383)	(12,036,835)

Total shareholders' equity	59,178,673	56,045,885

Total liabilities and shareholders' equity	$79,470,093	$73,754,671

See accompanying notes to consolidated financial statements.

2
Back to Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Nine Months Ended October 31,		Three Months Ended October 31,
	2003	2002	2003	2002

Net sales	$55,440,022	$51,143,659	$19,811,544	$16,671,696

Cost of goods sold	35,606,780	33,392,929	12,861,737	10,626,271

Gross profit	19,833,242	17,750,730	6,949,807	6,045,425

Operating expenses
Selling	5,903,475	5,464,514	2,093,009	1,821,017
General and administrative	6,036,950	5,792,008	1,902,429	1,944,240

	11,940,425	11,256,522	3,995,438	3,765,257

Income from operations	7,892,817	6,494,208	2,954,369	2,280,168

Interest expense	(336,868)	(379,236)	(109,071)	(128,493)
Other income/(expense), net	(626,168)	201,168	(336,922)	81,838

Income before taxes	6,929,781	6,316,140	2,508,376	2,233,513

Provision for taxes	2,356,125	2,242,230	852,847	792,897

Net income	$4,573,656	$4,073,910	$1,655,529	$1,440,616

Earnings per share, basic (1)(2)	$.55	$.50	$.20	$.18

Earnings per share, basic (1)(3)	$.55	$.49	$.20	$.17

Cash dividend per share – declared (1)(4)	$.2075	$.1950	$.0725	$.0675

Cash dividend per share – paid (1)(4)	$.2025	$.1913	$.0675	$.0638

(1)
On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003. All references in the financial statements to per share amounts and number of shares outstanding have been restated to reflect the effect of the stock split.

(2)
Basic earnings per share are based upon the weighted average number of shares outstanding of 8,291,748 and 8,224,164 in the nine-month periods ended October 31, 2003 and 2002, respectively, and 8,290,133 and 8,215,979 in the three-month periods ended October 31, 2003 and 2002, respectively.

(3)
Diluted earnings per share are based on the weighted average number of shares outstanding of 8,371,848 and 8,280,247 in the nine-month periods ended October 31, 2003 and 2002, respectively, and 8,363,065 and 8,274,473 in the three-month periods ended October 31, 2003 and 2002, respectively.

(4)
The Board of Directors declared quarterly dividends of $.0675 per share payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record as of February 21, 2003, May 23, 2003 and August 27, 2003, respectively, and a quarterly dividend of $.0725 per share payable on December 10, 2003 to shareholders of record as of November 28, 2003. Quarterly dividends of $.0638 per share were payable on March 8, 2002, June 7, 2002 and September 6, 2002 to shareholders of record as of February 22, 2002, May 24, 2002 and August 23, 2002, respectively, and a quarterly dividend of $.0675 per share payable on December 9, 2002 to shareholders of record as of November 29, 2002.

See accompanying notes to consolidated financial statements.

3
Back to Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	-	-	4,573,656	-	-
Cumulative translation adjustment	-	-	-	215,274	-
Interest rate swap, net of tax of ($46,198)	-	-	-	68,623	-
Total comprehensive income						4,857,553

Stock split four-for-three	240,866	(240,866)	-	-	-	-
Cash in lieu of fractional shares	-	(1,421)	-	-	-	(1,421)
Dividends paid, $.1350 per share	-	-	(1,119,253)	-	-	(1,119,253)
Dividends declared, $.0725 per
share	-	-	(604,091)	-	-	(604,091)
Stock option transactions	-	(25,452)	-	-	423,457	398,005
Purchase of 31,768 shares of
treasury stock	-	-	-	-	(398,005)	(398,005)

Balances, October 31, 2003	$963,496	$7,929,043	$62,555,579	($258,062)	($12,011,383)	$59,178,673

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2002	$721,916	$7,879,368	$55,990,079	($827,737)	($13,484,232)	$50,279,394

Comprehensive income:
Net income	-	-	4,073,910	-	-
Cumulative translation adjustment	-	-	-	432,541	-
Interest rate swap,
net of tax of $118,290	-	-	-	(219,581)	-
Total comprehensive income						4,286,870

Issuance of treasury stock
for acquisition of business	-	250,782	-	-	1,349,218	1,600,000
Dividends paid, $.1275 per share	-	-	(1,054,854)	-	-	(1,054,854)
Dividends declared, $.0675 per share	-	-	(559,167)	-	-	(559,167)
Proceeds from issuance of
common shares under dividend
reinvestment plan (9,517
shares)	714	100,819	-	-	-	101,533
Stock option transactions	-	(36,251)	-	-	346,870	310,619
Purchase of 26,588 shares of
treasury stock	-	-	-	-	(289,218)	(289,218)

Balances, October 31, 2002	$722,630	$8,194,718	$58,449,968	($614,777)	($12,077,362)	$54,675,177

See accompanying notes to consolidated financial statements.

4
Back to Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited )

Nine Months Ended
October 31,
2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$4,573,656	$4,073,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175,381	1,180,155
Deferred income taxes	(7,736)	(131,676)
(Gain)/loss on sale of property and equipment, net	21,909	(5,441)
Allowance for doubtful accounts	45,170	106,406
(Increase) decrease in operating assets, net of acquisition of business:
Accounts receivable	(2,575,609)	96,461
Inventories	243,050	(437,849)
Prepaid expenses and other current assets	(97,549)	(105,074)
Other assets	(6,564)	(6,294)
Increase (decrease) in operating liabilities, net of acquisition of business:
Accounts payable, accrued expenses and taxes	3,261,231	(293,700)
Customers’ advances	471,058	(65,165)
Other non-current liabilities	1,648	1,648

Net cash provided by operating activities	7,105,645	4,413,381

Cash flows from investing activities
Proceeds from sale of property and equipment	-	19,112
Acquisitions of property and equipment	(1,101,598)	(650,503)
Payment for acquisition of business	-	(465,673)

Net cash (used in) investing activities	(1,101,598)	(1,097,064)

Cash flows from financing activities
Proceeds from new borrowing	-	16,373
Reduction of debt	(1,227,695)	(808,452)
Exercise of stock options	398,005	310 ,619
Payment of dividends	(1,678,421)	(1,470,392)
Purchase of treasury shares	(398,005)	(289,218)
Cash in lieu of fractional shares	(1,421)	-

Net cash (used in) financing activities	(2,907,537)	(2,241,070)

Effect of exchange rate changes on cash	51,980	136,830

Net increase in cash and cash equivalents	3,148,490	1,212,077

Cash and cash equivalents at February 1	13,429,367	11,832,260

Cash and cash equivalents at October 31	$16,577,857	$13,044,337

See accompanying notes to consolidated financial statements.

5
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options: The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company since the exercise price of options is normally established at the market price of the Company’s Common Shares on the date granted. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was established at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 2.8% to 2.9%, dividend yield ranging from 2.9% to 3.9%, expected volatility of the market price of the Company’s Common Shares of 28%, and an expected option life of five years.

The risk-free interest rate is based on five-year treasury bill rates. For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The pro forma information compared to reported information for the nine-month and three-month periods ended October 31, 2003 and 2002 is presented in the following table:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2003	2002	2003	2002

Net Income:
As reported	$4,573,656	$4,073,910	$1,655,529	$1,440,616
Pro forma	4,457,538	3,998,984	1,616,824	1,415,642
Basic earnings per share:
(adjusted for stock split)
As reported	$.55	$.50	$.20	$.18
Pro forma	$.54	$.49	$.20	$.17
Diluted earnings per share:
(adjusted for stock split)
As reported	$.55	$.49	$.20	$.17
Pro forma	$.53	$.48	$.19	$.17

The pro forma effects of applying SFAS No. 123 to the nine-month and three-month periods ended October 31, 2003 and 2002, may not be representative of the pro forma effects in future periods. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors and consultants of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for the same as stock options granted to employees.

Recent accounting pronouncements: In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation – Transition Disclosure", which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative  instruments, including certain  derivative

6
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments embedded in  other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

Reclassifications: During the three-month period ended October 31, 2003, the Company reclassified certain unusual legal expenses related to a patent infringement claim incurred during the year, from general and administrative expense to other income/expense. Such reclassification did not have any impact on shareholders’ equity and net income for the nine-month period ended October 31, 2003.

Stock Splits: On September 17, 2003, the Company’s Board of Directors declared a four-for-three stock split, effected in the form of a stock distribution, payable on October 15, 2003 to shareholders of record on October 1, 2003. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Shareholders’ equity reflects the stock split by reclassifying from "Additional Paid-in Capital" to "Common Shares" an amount equal to the par value of the additional shares arising from the split.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation and its wholly-owned subsidiaries, Strobic Air Corporation, Flex-Kleen Canada Inc., Mefiag B.V. and Pristine Hydrochemical Inc. (collectively "Met-Pro" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, to present fairly the financial position as of October 31, 2003 and the results of operations for the nine-month and three-month periods ended October 31, 2003 and 2002, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003.

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

The acquisition was completed by issuing Common Stock from the treasury valued at $1,600,000 (151,300 shares, adjusted for stock split), a cash payment of $400,000, promissory notes payable for $1,200,000, plus acquisition costs. The notes are payable over a four-year period in installments of $300,000 annually, plus interest at a fixed rate of 4.75%. Goodwill totaling approximately $3,018,000 was acquired.

7
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro-forma summary presents the consolidated results of operations for the nine-month period ended October 31, 2002 as if the Company had acquired Pristine on February 1, 2002:

Net sales	$51,915,817
Income before taxes	6,473,660
Net income	4,175,511

Earnings per share, basic (adjusted for stock split)	$.51
Earnings per share, diluted (adjusted for stock split)	$.50

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	October 31, 2003	January 31, 2003

Raw materials	$6,992,709	$7,066,298
Work in progress	1,351,900	1,366,127
Finished goods	4,890,240	4,941,703

	$13,234,849	$13,374,128

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended October 31,
	2003	2002

Cash paid during the period for:
Interest	$303,996	$353,937
Income taxes	2,018,428	2,006,171

NOTE 7 – OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2003	2002	2003	2002

(Loss)/gain on sale of property and equipment	($21,909)	$5,442	$-	$3,851
Other, primarily interest income	175,015	195,726	21,385	77,987
Unusual charge - patent litigation	(779,274)	-	(358,307)	-

	($626,168)	$201,168	($336,922)	$81,838

8
Back to Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8– BUSINESS SEGMENT DATA

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

Financial information by business segment is shown below:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2003	2002	2003	2002

Net sales
Product recovery/pollution control equipment	$37,257,235	$33,329,846	$13,499,144	$10,761,339
Fluid handling equipment	18,182,787	17,813,813	6,312,400	5,910,357

	$55,440,022	$51,143,659	$19,811,544	$16,671,696

Income from operations
Product recovery/pollution control equipment	$5,689,106	$4,134,415	$2,215,560	$1,427,136
Fluid handling equipment	2,203,711	2,359,793	738,809	853,032

	$7,892,817	$6,494,208	$2,954,369	$2,280,168

	October 31,	January 31,
	2003	2003

Identifiable assets
Product recovery/pollution control equipment	$43,704,982	$41,396,626
Fluid handling equipment	18,939,392	18,417,187

	62,644,374	59,813,813
Corporate	16,825,719	13,940,858

	$79,470,093	$73,754,671

NOTE 9 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

9
Back to Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2003, and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2003 and 2002, and shareholders’ equity and cash flows for the nine-month periods ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
November 19, 2003

10
Back to Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the nine and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Nine Months Ended October 31,				Three Months Ended October 31,
	2003		2002		2003		2002

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	64.2%		65.3%		64.9%		63.7%

Gross profit	35.8%		34.7%		35.1%		36.3%

Selling expenses	10.7%		10.7%		10.6%		10.9%
General and administrative expenses	10.9%		11.3%		9.6%		11.7%

Income from operations	14.2%		12.7%		14.9%		13.7%

Interest expense	(.6%	)	(.7%	)	(.5%	)	(.8%	)
Other income/(expense), net	(1.1%	)	.4%		(1.7%	)	.5%

Income before taxes	12.5%		12.4%		12.7%		13.4%
Provision for taxes	4.3%		4.4%		4.3%		4.8%

Net income	8.2%		8.0%		8.4%		8.6%

Nine Months Ended October 31, 2003 vs Nine Months Ended October 31, 2002

Net sales for the nine-month period ended October 31, 2003 were $55,440,022 compared to $51,143,659 for the nine-month period ended October 31, 2002, an increase of $4,296,363 or 8.4%. Sales in the Product Recovery/Pollution Control Equipment segment were $37,257,235 or 11.8% higher than the nine-month period ended October 31, 2002. Sales in the Fluid Handling Equipment segment were $18,182,787 or slightly higher compared to the nine-month period ended October 31, 2002.

Backlog at October 31, 2003 totaled $10,606,653 compared to $11,516,999 at October 31, 2002. In addition, at October 31, 2003 the Company had orders of $5,488,629, compared to $6,576,590 at October 31, 2002, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the nine-month period ended October 31, 2003 was $4,573,656 compared to $4,073,910 for the nine-month period ended October 31, 2002, an increase of $499,746 or 12.3%. The increase in net income is principally related to the higher sales and gross margin in the Product Recovery/Pollution Control Equipment segment during the current fiscal year.

The gross margin for the nine-month period ended October 31, 2003 was 35.8% versus 34.7% for the same period in the prior year due to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expense increased $438,961 during the nine-month period ended October 31, 2003 compared to the same period last year. Selling expense as a percentage of net sales was 10.7% for the nine-month periods ended October 31, 2003 and 2002.

11
Back to Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
               continued...

General and administrative expense was $6,036,950 for the nine-month period ended October 31, 2003 compared to $5,792,008 for the same period last year, an increase of $244,942. General and administrative expense as a percentage of net sales was 10.9% for the nine-month period ended October 31, 2003 compared to 11.3% for the same period last year.

Interest expense was $336,868 for the nine-month period ended October 31, 2003 compared to $379,236 for the same period in the prior year, a decrease of $42,368. This decrease was due primarily to a reduction of existing long-term debt.

Other income/expense, net increased $827,336 for the nine-month period ended October 31, 2003 compared to the nine-month period ended October 31, 2002. This increase is principally related to an unusual charge for legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringe on a competitor’s intellectual property rights.

The effective tax rate for the nine-month periods ended October 31, 2003 and 2002 was 34.0% and 35.5%, respectively.

Three Months Ended October 31, 2003 vs Three Months Ended October 31, 2002

Net sales for the three-month period ended October 31, 2003 were $19,811,544 compared to $16,671,696 for the three-month period ended October 31, 2002, an increase of $3,139,848. Sales in the Product Recovery/Pollution Control Equipment segment were $13,499,144 or $2,737,805 higher than the three-month period ended October 31, 2002. Sales in the Fluid Handling Equipment segment were $6,312,400 or $402,043 higher than the three-month period ended October 31, 2002.

Net income for the three-month period ended October 31, 2003 was $1,655,529 compared to $1,440,616 for the three-month period ended October 31, 2002, an increase of $214,913 or 14.9%. The increase in net income is related to higher net sales and gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

The gross margin for the three-month period ended October 31, 2003 was 35.1% compared to 36.3% for the same period last year due to lower gross margins experienced in the Fluid Handling Equipment segment.

Selling expenses increased $271,992 during the three-month period ended October 31, 2003 compared to the same period last year. As a percentage of net sales, selling expenses were 10.6% for the three-month period ended October 31, 2003 compared to 10.9% for the three-month period ended October 31, 2002.

General and administrative expense was $1,902,429 for the three-month period ended October 31, 2003 compared to $1,944,240 for the three-month period ended October 31, 2002, a decrease of $41,811. General and administrative expense for the three-month period ended October 31, 2003 was 9.6% of net sales, compared to 11.7% of net sales for the same period last year.

Interest expense was $109,071 for the three-month period ended October 31, 2003 compared to $128,493 for the same period in the prior year, a decrease of 15.1%. This decrease was due principally to a reduction of existing long-term debt.

Other income/expense, net increased $418,760 for the three-month period ended October 31, 2003 compared to the three-month period ended October 31, 2002. This increase is principally related to an unusual charge for legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringe on a competitor’s intellectual property rights.

12
Back to Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
               continued...

The effective tax rate for the three-month period ended October 31, 2003 was 34.0% compared to 35.5% for the three-month period ended October 31, 2002.

Liquidity:

The Company’s cash and cash equivalents were $16,577,857 on October 31, 2003 compared to $13,429,367 on January 31, 2003, an increase of $3,148,490. This increase is the net result of the following occurring during this nine-month period: cash flows provided by operating activities of $7,105,645, proceeds received from the exercise of stock options totaling $398,005, exchange rate changes of $51,980, offset by the payment of quarterly cash dividends amounting to $1,678,421, payments on long-term debt totaling $1,227,695, purchases of treasury stock amounting to $398,005 and investment in property, plant and equipment amounting to $1,101,598. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $14,837,475 on October 31, 2003 compared to $12,217,315 on January 31, 2003, an increase of $2,620,160. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,234,849 on October 31, 2003 compared to $13,374,128 on January 31, 2003, a decrease of $139,279. Inventory balances fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $13,635,349 on October 31, 2003 compared to $9,750,309 on January 31, 2003, an increase of $3,885,040. Increases in accounts payable and accrued expenses accounted for a substantial amount of the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit, together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of October 31, 2003 and January 31, 2003, working capital was $32,730,248 and $30,881,436, respectively, and the current ratio was 3.4 and 4.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2003 amounted to $7,105,645 compared with $4,413,381 for the nine-month period ended October 31, 2002, an increase of $2,692,264. This increase in cash flows from operating activities was due principally to an increase in net income, customers’ advances, accounts payable, accrued expenses and a decrease in inventories, offset by an increase in accounts receivable.

Cash flows used in investing activities during the nine-month period ended October 31, 2003 amounted to $1,101,598 compared with $1,097,064 for the nine-month period ended October 31, 2002. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments during both years, and the acquisition of a business during the nine-month period ended October 31, 2002.

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

Financing activities during the nine-month period ended October 31, 2003 utilized $2,907,537 of available resources compared to $2,241,070 for the nine-month period ended October 31, 2002. The 2003 activity is the result of the payment of the quarterly cash dividends amounting to $1,678,421, reduction of long-term debt totaling $1,227,695, plus the purchase of treasury stock totaling $398,005 and cash paid in lieu of fractional shares in the amount of $1,421, offset by the proceeds received from the exercise of stock options totaling $398,005.

The Board of Directors declared quarterly dividends (as adjusted for the stock split described below) of $.0675 per share payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record as of February 21, 2003, May 23, 2003 and August 27, 2003, respectively, and a quarterly dividend of $.0725 per share payable on December 10, 2003 to shareholders of record as of November 28, 2003.

On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003.

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
  lower than anticipated return on investments in  the Company’s defined benefit plans, which could affect the amount of the
  Company’s pension liabilities;
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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of and with the participation of our management including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in this Exchange Act filing.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on a mass basis by large numbers of plaintiffs against a large number of industrial companies in the pump and fluid handling industries, and beginning in 2002, the Company began to be named as one of many defendants in a number of such cases, predominantly in Mississippi. The allegations against the Company are vague, general and speculative, but in general allege that the Company, along with the numerous other defendants, sold asbestos-containing products that caused injuries and loss to the plaintiffs. Most of these cases have not advanced beyond the early stages of discovery, and as of the date of the filing of this Report, none of the Company’s products have been determined to be a cause of any alleged injuries. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition, except that the legal fees incurred in defending one such case, which involves allegations that products sold by one of the Company’s divisions infringe on a competitor’s intellectual property rights, are material in the current fiscal year. The Company believes this case is without merit and is vigorously defending this lawsuit, and therefore no liability has been accrued.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

16
Back to Index

MET-PRO CORPORATION

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer,
Pursuant to Rule 13a-14(a) under the
Securities and Exchange Act of 1934

	31.2	Certification of Chief Financial Officer,
Pursuant to Rule 13a-14(a) under the
Securities and Exchange Act of 1934

	32.1	Certification of Chief Executive Officer,
Pursuant 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer,
Pursuant 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

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

On November 20, 2003, the Company filed a Report on Form 8-K covering its press release announcing the Company’s third quarter financial results for the third quarter ended October 31, 2003, as required by SEC Release 33-8216.

17
Back to Index

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

December 10, 2003	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 10, 2003	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

18
Back to Index