Form 10-K
period 2004-01-31
MET PRO CORP
filed 2004-04-14
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
or
[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: January 31, 2004	Commission file number 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 723-6751

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Shares, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.10 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X      No      ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $94,302,728

The number of Registrant’s outstanding Common Shares was 8,349,940 as of April 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant’s Annual Meeting of Shareholders to be held on June 9, 2004.	III

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	41

SIGNATURES		45

Index

FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements; Factors that May Affect Future Results.” Readers should also carefully review the risk factors described in the other documents Met-Pro files from time to time with the Securities and Exchange Commission.

PART I

Item 1.    Business:

General:

   Met-Pro Corporation (“Met-Pro” or the “Company”), incorporated in the State of Delaware on March 30, 1966 and reincorporated in the State of Pennsylvania on July 31, 2003, manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company, which operates through ten divisions and five wholly-owned subsidiaries, markets and sells its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company’s products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company’s Common Shares began trading on the New York Stock Exchange, where it currently trades under the symbol “MPR”.

   The Company’s principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. Our website address is www.met-pro.com.

   Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.met-pro.com as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations – Corporate Governance” captions. Copies will also be provided to any shareholder upon written request to Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

   Except where otherwise indicated by the context used herein, references to the “Company”, “we”, “our” and “us” refer to Met-Pro Corporation, its divisions and its wholly-owned subsidiaries.

Products, Services and Markets:

The Company operates in two segments, the Product Recovery/Pollution Control Equipment Segment and the Fluid Handling Equipment Segment. For financial information concerning the Company’s industry segments, reference is made to “Consolidated Business Segment Data” contained within the Company’s Consolidated Financial Statements that form a part of this Report on Form 10-K.  A narrative description of the Company’s operations within these two segments is as follows:

Product Recovery/Pollution Control Equipment Segment

This segment is composed of the following seven divisions and/or subsidiaries of the Company: Flex-Kleen Division; Stiles-Kem Division; Pristine Hydrochemical Inc.; Sethco Division; Strobic Air Corporation; Duall Division; and Systems Division.

Flex-Kleen Division, located in Itasca, Illinois, operating with the Company’s wholly-owned subsidiary, Flex-Kleen Canada Inc., is a leading supplier of product recovery and dry particulate collectors that are used primarily in the process of manufacturing food products and pharmaceuticals. While some of  Flex-Kleen’s  products are also used for  nuisance collection of  particulates  to conform to environmental concerns, the overwhelming portion of its sales activity is for product collection  and  is  process  driven.  At

Index

present, Flex-Kleen’s products are sold through 47 manufacturer’s representatives in 25 offices located across the United States and 12 manufacturer’s representatives located in four offices throughout Canada.

Stiles-Kem Division, located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds which have been used in the public drinking water industry for 49 years. Stiles-Kem products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet existing state and federal guidelines. The products are sold both directly through regional sales representatives and through a network of distributors located in the United States and Canada.

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

Sethco Division, located on Long Island, New York, designs, manufactures and sells corrosion resistant pumps, filter housings and filter systems with flow rates to about 250 gallons per minute. These products are used in wastewater treatment systems and fume scrubbers for pollution control. They are also widely used in the metal finishing, electronics and chemical processing industries. Sethco’s products are sold through a network of non-exclusive distributors, as well as to catalog houses and original equipment manufacturers. Our products are sold internationally through our Mefiag B.V. subsidiary.

Strobic Air Corporation, located in Harleysville, Pennsylvania, designs, manufactures and holds patents on laboratory fume hood exhaust systems and specialty blowers and industrial fans for industrial applications including university laboratories, hospitals, semiconductor manufacturers, government laboratories, pharmaceutical, chemical, petrochemical plants and other testing laboratory facilities. Sales, engineering and customer service are provided through a network of 225 manufacturer’s representatives located in 74 offices worldwide.

Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems. The Division’s major products include chemical and biological odor control systems, fume and emergency gas scrubbers, Hydro-Lance™, particulate collectors, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall’s support services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. At present, 90 factory trained manufacturer’s representatives sell Duall’s engineered systems to industrial and municipal clients.

Systems Division, located in Kulpsville, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division’s air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, chemical, electronics, food processing and printing industries. Systems Division also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents, low temperature oxidation catalysts and a catalyst specially designed for regenerative catalytic oxidizer applications.

Fluid Handling Equipment Segment

This segment is composed of the following four divisions and/or subsidiaries of the Company: Mefiag; Keystone Filter Division; Dean Pump Division; and Fybroc Division.

Mefiag®, operating with the Company’s wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, Holland, and the Mefiag Division, located in Harleysville, Pennsylvania, designs and manufactures filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished through qualified, market-based distributors and original equipment manufacturers located throughout Europe, the United States, Asia and other major markets throughout the world.

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

Index

provides standard filters for water purification and industrial applications. Sales and customer service are provided through a non-exclusive distributor network.

Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality pumps that handle a broad range of industrial applications. Users such as the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries choose Dean Pump products particularly for their high temperature applications. The Division’s products are sold worldwide through an extensive network of distributors.

Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc’s second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc’s pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). During the year, Fybroc continued to expand the FRP centrifugal magnetic drive pump line which now offers eight sizes available in both our standard vinyl ester resin and our EY-2 epoxy resin. We also have a metric version of this pump line to attract and expand our international product coverage. Fybroc pumps are sold to many markets including the chemical, steel, pulp and paper, electric utility, aquaculture, aquarium, and industrial and municipal waste treatment industries. Fybroc’s EY-2 material is expected to allow it to enter new markets such as pharmaceutical, petrochemical, fertilizer and pesticides. A worldwide distributor network provides sales, engineering and customer service.

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

Percentage of Net Sales
Fiscal Year Ended January 31,
	2004	2003	2002

United States	82.6%	84.7%	84.3%
Foreign	17.4%	15.3%	15.7%

Net Sales	100.0%	100.0%	100.0%

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

Index

Research and Development:

The Company engages in research and development on an operational basis. Due to the wide range of the Company’s products, the research and development effort is not centralized. Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the production of product recovery/pollution control equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

 Research and development expenses were $0.7 million, $0.6 million and $1.0 million for each of the years ended January 31, 2004, 2003 and 2002, respectively.

Patents and Trademarks:

The Company has a number of patents and trademarks. The Company considers these rights important to its business, although it considers no individual right material to its business.

Regulatory Matters:

The Company is subject to environmental laws and regulations concerning air emissions, discharges to water processing facilities, and the generation, handling, storage and disposal of waste materials in all operations. All of the Company’s production and manufacturing facilities are controlled under permits issued by federal, state and local regulatory agencies. The Company believes it is presently in compliance in all material respects with these laws and regulations. To date, compliance with federal, state and local provisions relating to protection of the environment has had no material effect upon capital expenditures, earnings or the competitive position of the Company.

Backlog:

Generally, the Company’s customers do not enter into long-term contracts, but rather issue purchase orders that are accepted by the Company. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company’s backlog as of any particular date may not be representative of actual revenues for any succeeding period. The dollar amount of the Company’s backlog of orders, considered to be firm, totaled $7,332,386 and $7,375,383 as of January 31, 2004 and 2003, respectively. This does not include an additional $5,652,153 and $8,442,701 of orders in-house as of January 31, 2004 and 2003, respectively, which, according to our longstanding policy, are not included in the backlog until completed drawings have been approved. The Company expects that substantially all of the backlog that existed as of January 31, 2004 will be shipped during the ensuing fiscal year.

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

Employees:

As of January 31, 2004, the Company employed 330 people, of whom 128 were involved in manufacturing, and 202 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past 20 years and considers its employee relations to be good.

Index

Foreign Operations:

Most of the Company’s operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, Holland through its wholly-owned subsidiary, Mefiag B.V., and operates a sales office and warehouse in Barrie, Ontario, Canada through its wholly-owned subsidiary, Flex-Kleen Canada Inc.

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

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 50, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003. He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003. Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003 and Vice President and General Manager of the Company’s Fybroc Division from June 1995 to December 2000. In October 1999, he also assumed the responsibilities of General Manager for the Company’s Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont’s management positions at Air and Water Technologies included Vice President and General Manager of Flex-Kleen Corporation, which is now a division of Met-Pro Corporation.

Gary J. Morgan, CPA, age 49, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

James G. Board, age 50, is Vice President of the Company and General Manager of Dean Pump and Fybroc Divisions, to which offices he was appointed in December 2000. For more than five years prior thereto, Mr. Board was employed by Tuthill Energy Systems, most recently as Director of Sales.

Thomas V. Edwards, age 50, is Vice President of the Company and General Manager of the Systems Division, to which offices he was appointed in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

Hans J. D. Huizinga, age 53, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, Holland, an office to which he was appointed in August 1993. He was employed for over five years before than as Managing Director for the predecessor of Mefiag B.V.

Gregory C. Kimmer, age 49, is Vice President of the Company and General Manager of the Duall Division, to which offices he was appointed in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by the predecessor to our division in various capacities.

William F. Mersch, age 50, is Vice President of the Company, General Manager of the Stiles-Kem Division and Vice President and General Manager of Pristine Hydrochemical Inc., to which offices he was appointed in October 1996 and May 2002, respectively. He joined the Company in June 1995 as National Sales Manager. For more than five years prior thereto, Mr. Mersch was employed by ANCO Corporation, in which his last position was Vice President Sales and Marketing.

Robert P. Replogle, age 63, is Vice President of the Company and General Manager of Mefiag and Sethco Divisions, to which offices he was appointed in August 2003. He joined the Company in December 1973 and prior to his present position held the position of Director of the International Sales Division and Vice President and General Manager of Mefiag Division.

Paul A. Tetley, age 45, is Vice President of the Company and General Manager of Strobic Air Corporation, to which offices he was appointed in December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the predecessor company, and prior to his present position held the position of Director of Operations. For more than five years prior thereto, Mr. Tetley was employed by the predecessor entity as the Engineering/Production Manager.

Dennis M. Wierzbicki, age 46, is Vice President of the Company, General Manager of the Flex-Kleen Division and Vice President and General Manager of Flex-Kleen Canada Inc., to which offices he was appointed in February 2003 when he joined Flex-Kleen Division. For more than five years prior thereto, Mr. Wierzbicki was employed by American Air Filter, as Vice President and General Manager of its Air Quality Equipment Division since October 2000 until he joined Flex-Kleen Division, and as Vice President of Marketing and Sales of its Global Air Filtration Division from April 1996 until October 2000.

There are no family relationships between any of the Directors or Executive Officers of the Registrant. Each officer serves at the pleasure of the Board of Directors.

Index

Item 2.   Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status

Executive Offices,	73,000 square feet, cement	17 acres in Harleysville,	Owned
International Division,	building, with finestone facing,	Pennsylvania
Mefiag Division and	built 1976
Strobic Air Corporation

Sethco Division	30,000 square feet, cement	4 acres in Hauppauge,	Owned
	block with brick facing	Long Island, New York
built 1982

Fybroc Division	47,500 square feet, cement	8 acres in Telford,	Owned
	building with brick facing,	Pennsylvania
built 1991

Keystone Filter Division	31,000 square feet, cement	2.3 acres in Hatfield,	Owned
	block, built 1978	Pennsylvania

Systems Division	3,375 square feet,	Kulpsville, Pennsylvania	Leased(1)
brick building

Dean Pump Division	66,000 square feet, metal	17.1 acres in	Owned
	building	Indianapolis, Indiana

Duall Division	63,000 square feet, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan

Stiles-Kem Division	22,000 square feet, cement	2.55 acres in	Owned
	block building, built 1996	Waukegan, Illinois

Pristine Hydrochemical Inc.	1,500 square feet office and	Williston, North Dakota	Leased
warehouse facility

Flex-Kleen Division	13,760 square feet, brick	Itasca, Illinois	Leased(2)
building

	37,320 square feet, metal	Sharpsburg, North Carolina	Leased(3)
building

Mefiag B.V.	17,200 square feet, metal	1.1 acres in	Owned
	and masonry building	Heerenveen, Holland

	Vacant land	3 acres in Heerenveen, Holland	Owned

Flex-Kleen Canada Inc.	3,187 square feet, masonry	Barrie, Ontario, Canada	Leased(4)
building

(1) Systems Division’s lease for the Sales and Engineering facility in Kulpsville, Pennsylvania expires on February 9, 2005.

(2) Flex-Kleen Division’s lease for the operation in Itasca, Illinois expires on December 31, 2007.

(3) Flex-Kleen Division’s lease for the warehouse in Sharpsburg, North Carolina expires on February 28, 2005.

(4) Flex-Kleen Canada Inc.’s lease for the sales and warehouse facility in Barrie, Ontario, Canada expires on February 28, 2007.

Index

Item 3.   Legal Proceedings:

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

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition. After the end of the fiscal year on January 31, 2004, the Company settled a case in which the costs of defending the case were material to the fiscal year ended January 31, 2004. Neither the legal fees incurred after January 31, 2004 nor the settlement will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition during the fiscal year ending January 31, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2004.

Index

PART II

Item 5.   Market for Registrant’s Common Equity and Related Shareholder Matters:

(a) Market Information. The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “MPR”. The high and low selling prices of the Common Shares for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below (adjusted for four-for-three stock split paid on October 15, 2003).

	Quarter ended
Year ended January 31, 2004	April	July	October	January

Price range of common shares:
High	$10.58	$11.47	$14.50	$18.00
Low	9.53	9.98	11.44	14.06
Cash dividend paid	.0675	.0675	.0675	.0725

Year ended January 31, 2003	April	July	October	January

Price range of common shares:
High	$11.66	$12.02	$10.73	$10.88
Low	9.79	9.34	9.38	9.75
Cash dividend paid	.0638	.0638	.0638	.0675

(b) Holders. There were 644 registered shareholders at January 31, 2004, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(c) Stock Split. On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003. All references to per share amounts, number of shares outstanding, and number of shares covered by stock option and other plans have been restated to reflect the effect of the stock split.

(d) Dividends. The Board of Directors declared quarterly dividends of $.0675 per share payable on March 10, 2003, June 9, 2003, and September 9, 2003 to shareholders of record at the close of business on February 21, 2003, May 23, 2003 and August 27, 2003, respectively. The Board of Directors declared quarterly dividends of $.0725 per share payable on December 10, 2003 and March 10, 2004 to shareholders of record as of November 28, 2003 and February 27, 2004, respectively.

We expect to continue to pay comparable dividends during at least the next fiscal year.

(e) Securities Authorized For Issuance under Equity Compensation Plans. Set forth below is information aggregated as of January 31, 2004 with respect to two equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan and 2001 Equity Incentive Plan. Also shown is information with respect to the Company’s Year 2000 Employee Stock Purchase Plan. The data does not include any options under the 1992 Stock Option Plan, insofar as there were no options issued and outstanding as of January 31, 2004 nor were any options available for issuance as of such date.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

	(A)	(B)	(C)
Equity compensation plans approved by
security holders	356,831	$9.21	625,490
Equity compensation plans not approved
by security holders	-	-	-

Index

(f) Recent Sales of Unregistered Securities. In May 2002, the Company issued to two individuals an aggregate of 151,300 Common Shares (adjusted for stock split) valued at $1,600,000 as part of the purchase price for the shares of Pristine Hydrochemical, Inc. These shares were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. The purchasers of these shares represented to their investment intent in connection with such acquisition.

(g) Stock Repurchases. During the fiscal year ended January 31, 2004, the Company repurchased an aggregate of 62,480 shares, at a total cost of $0.9 million, pursuant to a 400,000 (adjusted for stock split) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000. As of January 31, 2004, an aggregate of 154,520 shares have been repurchased through such repurchase program.

Item 6.    Selected Financial Data:

	Years ended January 31,
	2004	2003	2002	2001	2000

Selected Operating Statement Data
Net sales	$75,058,929	$69,619,382	$70,088,446	$81,203,550	$78,449,992
Income from operations	11,167,238	9,154,986	9,451,925	12,513,886	11,410,679
Net income	6,346,579	5,888,379	6,189,317	7,773,720	7,072,642
Earnings per share, basic (a)	.76	.71	.76	.95	.81
Earnings per share, diluted (a)	.76	.71	.76	.94	.81

Selected Balance Sheet Data
Current assets	$48,173,429	$40,631,745	$37,411,679	$37,412,259	$35,722,971
Current liabilities	14,229,463	9,750,309	10,151,149	12,957,995	13,681,578
Working capital	33,943,966	30,881,436	27,260,530	24,454,264	22,041,393
Current ratio	3.4	4.2	3.7	2.9	2.6
Total assets	81,135,557	73,754,671	68,070,192	69,151,341	68,641,983
Long-term obligations	5,447,869	7,111,995	7,125,195	8,100,000	9,933,014
Total shareholders’ equity	60,270,734	56,045,885	50,279,394	47,061,366	44,206,333
Total capitalization	65,718,603	63,157,880	57,404,589	55,161,366	54,139,347
Return on average total assets, %	8.2	8.3	9.0	11.3	10.0
Return on average shareholders’ equity, %	10.9	11.1	12.7	17.0	15.7

Other Financial Data
Net cash flows from operating activities	$8,232,851	$5,831,186	$8,301,567	$10,047,845	$10,204,749
Capital expenditures	952,812	752,125	1,631,356	1,023,682	1,193,559
Shareholders’ equity per share (a)	7.24	6.76	6.20	5.80	5.19
Cash dividends paid per share (a) (b)	.275	.259	.255	.24	.36
Average common shares, basic (a)	8,297,668	8,239,491	8,145,521	8,203,100	8,722,947
Average common shares, diluted (a)	8,398,256	8,295,328	8,191,783	8,231,249	8,769,093
Common shares outstanding (a)	8,323,277	8,288,492	8,110,896	8,120,207	8,521,656

(a)   All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective October 15, 2003.

(b)   Fiscal year ended January 31, 2000 included an annual dividend of $.24 per share payable on April 23, 1999 and quarterly dividends of $.06 per share payable on September 10, 1999 and December 10, 1999, resulting from the Company’s change from an annual to a quarterly dividend.

Index

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K together with “Forward-Looking Statements; Factors that May Affect Future Results” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

	Years ended January 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.5%	65.3%	65.7%

Gross profit	35.5%	34.7%	34.3%
Selling, general and administrative expense	20.6%	21.6%	20.8%

Income from operations	14.9%	13.1%	13.5%

Interest expense	(.6%)	(.7%)	(.8%)
Other income/(expense), net	(1.5%)	.4%	1.2%

Income before taxes	12.8%	12.8%	13.9%

Provision for taxes	4.4%	4.4%	5.1%

Net income	8.4%	8.4%	8.8%

FYE 2004 vs FYE 2003:

Net sales for the fiscal year ended January 31, 2004 were $75.1 million compared to $69.6 million for the fiscal year ended January 31, 2003, an increase of $5.5 million. Sales in the Product Recovery/Pollution Control Equipment segment increased to $50.8 million, 10.1% higher than the prior year due primarily to increased demand for laboratory fume hood exhaust systems. Sales in the Fluid Handling Equipment segment were $24.3 million, or 3.3% higher compared to the fiscal year ended January 31, 2003.

Foreign sales increased to $13.0 million for the fiscal year ended January 31, 2004, compared to $10.7 million for the same period last year, a 22.1% increase. Foreign sales increased 32.2% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were 9.6% higher than the prior fiscal year due to higher demand for our laboratory fume hood exhaust systems.

Net income for the fiscal year ended January 31, 2004 was $6.3 million compared to $5.9 million for the fiscal year ended January 31, 2003, an increase of $0.4 million. The increase in net income is principally related to higher sales and gross margin in the Product Recovery/Pollution Control Equipment segment during the current fiscal year.

The gross margin for the fiscal year ended January 31, 2004 increased to 35.5% versus 34.7% for the prior year. This increase can be attributed to higher gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expense was $7.7 million for the fiscal year ended January 31, 2004, an increase of $0.5 million over the prior year. Selling expense as a percentage of net sales was 10.2% compared to 10.3% for the prior fiscal year.

Index

General and administrative expense was $7.8 million for the fiscal year ended January 31, 2004 compared to $7.9 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.4% for the fiscal year ended January 31, 2004 compared to 11.3% for the prior fiscal year.

Interest expense was $0.4 million for the fiscal year ended January 31, 2004 compared to $0.5 million in the prior fiscal year. This decrease was due primarily to a reduction of existing long-term debt.

Other expense, net, increased $1.4 million for the fiscal year ended January 31, 2004 compared to the prior fiscal year. This increase is principally related to an unusual charge for legal expenses incurred in defending allegations that products sold by one of the Company’s divisions infringed on a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 are expected to be material in the fiscal year ending January 31, 2005.

The effective tax rate was 34.0% for the fiscal years ended January 31, 2004 and 2003.

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

Foreign sales decreased to $10.7 million for the fiscal year ended January 31, 2003, compared to $11.0 million for the same period in the prior year, a 3.2% decrease. Foreign sales decreased 10.5% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were 7.7% higher than the prior fiscal year due to higher demand for our fume and odor control equipment.

Net income for the fiscal year ended January 31, 2003 was $5.9 million compared to $6.2 million for the fiscal year ended January 31, 2002, a decrease of $0.3 million. The decrease in net income is principally related to a $0.4 million net gain on the sale of property and equipment associated with the Systems Division’s operations during the fiscal year ended January 31, 2002, combined with lower sales in the Company’s Fluid Handling Equipment segment during the current fiscal year.

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

General and administrative expense was $7.9 million for the fiscal year ended January 31, 2003 compared to $7.6 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 11.3% for the fiscal year ended January 31, 2003 compared to 10.8% for the prior fiscal year. This increase, in dollars, is principally related to increased pension and health care costs, offset by the reduction in amortization expense for goodwill that is no longer being amortized per Statement of Financial Accounting Standards (“SFAS”) No. 142.

Interest expense was $0.5 million for the fiscal year ended January 31, 2003 compared to $0.6 million in the prior fiscal year.

Other income, net was $0.3 million for the fiscal year ended January 31, 2003 compared to $0.9 million for the same period in the prior year, a decrease of $0.6 million. The reduction is the result of recording a $0.4 million net gain on the sale of property and equipment associated with the Systems Division’s operations in West Chester, Pennsylvania during the fiscal year ended January 31, 2002, combined with the reduction in interest rates on our short-term investments during the year ended January 31, 2003.

The effective tax rate decreased to 34.0% for the fiscal year ended January 31, 2003 from 36.5% for the prior year.

Index

Liquidity:

Cash and cash equivalents were $17.0 million on January 31, 2004, an increase of $3.6 million over the previous year. This increase is the net result of the following occurring during the fiscal year: cash flows provided by operating activities of $8.2 million, proceeds received from the exercise of stock options totaling $0.9 million, exchange rate changes of $0.1 million, offset by the payment of quarterly cash dividends amounting to $2.3 million, payment of long-term debt totaling $1.5 million, purchases of treasury shares amounting to $0.9 million and investments in property, plant and equipment amounting to $1.0 million. The Company’s cash flows for operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable were $16.6 million on January 31, 2004, an increase of $4.4 million compared to the prior year. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories totaled $12.8 million on January 31, 2004, a decrease of $0.6 million compared to the prior year. Inventory balances will fluctuate depending on the size and timing of orders and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $14.2 million on January 31, 2004 compared to $9.8 on January 31, 2003, an increase of $4.4 million. Increases in accounts payable, customers’ advances and accrued expense accounted for a substantial amount of the increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totaling $5.0 million which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of January 31, 2004 and January 31, 2003, working capital was $33.9 million and $30.9 million, respectively, and the current ratio was 3.4 and 4.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2004 amounted to $8.2 million compared to $5.8 million during the prior fiscal year, an increase of $2.4 million. This increase in cash flows from operating activities was principally related to an increase in net income, accounts payable, accrued expenses, customers’ advances and a decrease in inventories, offset by an increase in accounts receivable. Per share, our cash flows from operating activities increased to $.98 per share compared to $.70 per share for the prior year.

Cash flows used in investing activities during the fiscal year ended January 31, 2004 amounted to $1.0 million compared to $1.2 million during the fiscal year ended January 31, 2003. The Company’s investing activities principally represent the acquisition of property, plant and equipment in the two operating segments during both years, and the acquisition of a business during the fiscal year ended January 31, 2003. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets that we serve.

Financing activities during the fiscal year ended January 31, 2004 used $3.8 million of available resources compared to $3.2 million during the prior fiscal year. The 2004 activity is the result of the payment of quarterly cash dividends amounting to $2.3 million, reduction of long-term debt totaling $1.5 million, and the purchase of treasury shares totaling $0.9 million, offset by proceeds received by the exercise of stock options amounting to $0.9 million.

The Company paid $1.5 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2004 decreased to 9.0% compared to 12.7% at January 31, 2003.

During the fiscal year ended January 31, 2004, the Company repurchased an aggregate of 62,480 shares at a cost of $0.9 million under the 400,000 share stock repurchase program authorized by the Board of Directors on December 15, 2000.

The Board of Directors declared quarterly dividends of $.0675 per share payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record at the close of business on February 21, 2003, May 23, 2003 and August 27, 2003, respectively, and a quarterly dividend of $.0725 per share payable on December 10, 2003 to shareholders of record as of November 28, 2003. On December 15, 2003, the Board of Directors declared a quarterly dividend of $.0725 per share, which was paid on March 10, 2004 to shareholders of record at the close of business on February 27, 2004.

On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003. All references in the financial statements to per share amounts, number of shares outstanding, and number of shares covered by stock option and similar plans have been restated to reflect the effect of the stock split.

Index

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. The Company has experienced a decline in the fair market value of assets in the Company’s non-contributory defined benefit pension plan trust. This decline is due, in large part, to the decline in the market value of investments during the fiscal year ended January 31, 2003 combined with a reduction in the discount rate from 7.00% to 6.25% in the fiscal year ended January 31, 2004. In connection with the decline in the fair market value of these assets, the Company recorded an after-tax charge to shareholders’ equity of $0.3 million during the fiscal year ended January 31, 2004.

As part of our commitment to the future, the Company expended $0.7 million and $0.6 million on research and development for the fiscal years ended January 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure”, which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Finance Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its financial condition or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. We adopted SFAS No. 149 on a prospective basis at its effective date July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatory redeemable financial instruments. Mandatory redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. The adoption of this statement did not have a material impact on our financial condition or results of operations.

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Index

The Company’s revenues are generally recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board (“APB”) No.17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed at least annually for impairment.

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

Forward-Looking Statements; Factors that May Affect Future Results:

Our prospects are subject to certain uncertainties and risk. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may be identified by words describing our belief or expectation, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or “unusual”. The content of the other statements may indicate that the statement is “forward-looking”. We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for forward-looking statements.

Our results may differ materially from its current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one time events, other important factors disclosed previously and from time to time in Met-Pro’s other filings with the Securities and Exchange Commission.

The following important factors, along with those discussed elsewhere in this Annual Report of Form 10-K, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:
  the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, has experienced declining performance during the last several years due primarily to a general weakness in its served markets. During the fiscal year ended January 31, 2004 we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred. However, if Flex-Kleen’s performance does not improve sufficiently in the current fiscal year, we may be required to write off some or all of the goodwill;
  materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
  material changes in available technology;
  changes in our accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
  unexpected results in our product development activities;
  loss of key customers;
  changes in product mix;
  changes in our existing management;
  exchange rate fluctuations;
  changes in federal, state laws and regulations;
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

Index
  losses related to international sales; and/or
  failure in execution of acquisition strategy.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks:

We have no disclosure to make with respect to this Item.

Item 8.   Financial Statements and Supplementary Data:

Index
INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 20, 2004

Index
MET-PRO CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended January 31,
	2004	2003	2002

Net sales	$75,058,929	$69,619,382	$70,088,446
Cost of goods sold	48,406,090	45,439,557	46,060,214

Gross profit	26,652,839	24,179,825	24,028,232

Operating expenses
Selling	7,662,594	7,139,082	6,998,234
General and administrative	7,823,007	7,885,757	7,578,073

	15,485,601	15,024,839	14,576,307

Income from operations	11,167,238	9,154,986	9,451,925

Interest expense	(441,704)	(505,394)	(557,855)
Other income/(expense), net	(1,109,506)	278,126	852,885

Income before taxes	9,616,028	8,927,718	9,746,955

Provision for taxes	3,269,449	3,039,339	3,557,638

Net income	$6,346,579	$5,888,379	$6,189,317

Earnings per share
Basic (adjusted for stock split)	$.76	$ .71	$.76
Diluted (adjusted for stock split)	$.76	$ .71	$.76

Average number of common and common equivalent shares outstanding
Basic (adjusted for stock split)	8,297,668	8,239,491	8,145,521
Diluted (adjusted for stock split)	8,398,256	8,295,328	8,191,783

The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION
CONSOLIDATED BALANCE SHEET

	January 31,
ASSETS	2004	2003

Current assets
Cash and cash equivalents	$16,996,253	$13,429,367
Accounts receivable, net of allowance for
doubtful accounts of approximately
$208,000 and $263,000, respectively	16,608,344	12,217,315
Inventories	12,755,011	13,374,128
Prepaid expenses, deposits and other current assets	1,209,395	979,714
Deferred income taxes	604,426	631,221

Total current assets	48,173,429	40,631,745

Property, plant and equipment, net	11,514,199	11,950,422
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	649,016	373,591

Total assets	$81,135,557	$73,754,671

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$1,533,866	$1,536,926
Accounts payable	5,073,554	2,810,002
Accrued salaries, wages and expenses	6,542,306	4,827,241
Dividend payable	602,755	559,167
Customers’ advances	476,982	16,973

Total current liabilities	14,229,463	9,750,309

Long-term debt	5,447,869	7,111,995
Other non-current liabilities	38,818	36,621
Deferred income taxes	1,148,673	809,861

Total liabilities	20,864,823	17,708,786

Commitments

Shareholders’ equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 and 9,635,071 shares issued,
of which 1,311,679 and 1,346,579 shares were reacquired
and held in treasury at the respective dates	963,496	722,630
Additional paid-in capital	7,955,459	8,196,782
Retained earnings	63,727,425	59,705,267
Accumulated other comprehensive loss	(328,616)	(541,959)
Treasury shares, at cost	(12,047,030)	(12,036,835)

Total shareholders’ equity	60,270,734	56,045,885

Total liabilities and shareholders’ equity	$81,135,557	$73,754,671

The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended January 31,
2004	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$6,346,579	$5,888,379	$6,189,317
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,571,482	1,559,357	2,046,007
Deferred income taxes	471,652	379,874	155,419
(Gain) loss on sales of property and equipment, net	24,906	(5,247)	(472,895)
Allowance for doubtful accounts	(55,077)	34,188	10,721
(Increase) decrease in operating assets,
net of acquisition of business:
Accounts receivable	(4,156,402)	(1,420,024)	3,658,676
Inventories	766,704	591,932	(687,317)
Prepaid expenses, deposits and other current assets	(214,988)	(52,207)	115,808
Other assets	(336,490)	(8,408)	(8,092)
Increase (decrease) in operating liabilities,
net of acquisition of business:
Accounts payable and accrued expenses	3,352,279	(406,094)	(2,933,944)
Customers’ advances	460,009	(732,761)	140,289
Other non-current liabilities	2,197	2,197	87,578

Net cash provided by operating activities	8,232,851	5,831,186	8,301,567

Cash flows from investing activities
Proceeds from sale of property and equipment	-	19,347	1,095,456
Acquisitions of property and equipment	(952,812)	(752,125)	(1,631,356)
Payment for acquisition of business	-	(465,673)	-

Net cash (used in) investing activities	(952,812)	(1,198,451)	(535,900)

Cash flows from financing activities
Proceeds from new borrowing	-	16,373	-
Reduction of debt	(1,536,927)	(1,235,974)	(1,741,711)
Exercise of stock options	884,339	353,229	1,092,253
Payment of dividends	(2,280,833)	(2,029,579)	(1,934,132)
Purchase of treasury shares	(893,570)	(289,218)	(1,793,435)
Payment of cash in lieu of fractional shares	(1,421)	-	-

Net cash (used in) financing activities	(3,828,412)	(3,185,169)	(4,377,025)

Effect of exchange rate changes on cash	115,259	149,541	(66,427)

Net increase in cash and cash equivalents	3,566,886	1,597,107	3,322,215

Cash and cash equivalents at beginning of year	13,429,367	11,832,260	8,510,045

Cash and cash equivalents at end of year	$16,996,253	$13,429,367	$11,832,260

The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total

Balances, January 31, 2001	$720,658	$8,139,799	$51,880,800	($491,163)	($13,188,728)	$47,061,366

Comprehensive income:
Net income	-	-	6,189,317	-	-
Cumulative translation adjustment	-	-	-	(231,570)	-
Interest rate swap, net of tax of $60,357	-	-	-	(105,004)	-
Total comprehensive income						5,852,743

Dividends paid, $.255 per share	-	-	(1,562,968)	-	-	(1,562,968)
Dividend declared, $.0638 per share	-	-	(517,070)	-	-	(517,070)
Proceeds from issuance of common
shares under dividend reinvestment
plan (16,776 shares)	1,258	145,247	-	-	-	146,505
Stock option transactions	-	(405,678)	-	-	1,497,931	1,092,253
Purchase of 194,120 treasury shares	-	-	-	-	(1,793,435)	(1,793,435)

Balances, January 31, 2002	721,916	7,879,368	55,990,079	(827,737)	(13,484,232)	50,279,394

Comprehensive income:
Net income	-	-	5,888,379	-	-
Cumulative translation adjustment	-	-	-	617,563	-
Interest rate swap, net of tax of $109,056	-	-	-	(202,802)	-
Minimum pension liability adjustment,
net of tax of $70,991	-	-	-	(128,983)	-
Total comprehensive income						6,174,157

Issuance of treasury shares for acquisition
of business	-	250,782	-	-	1,349,218	1,600,000
Dividends paid, $.2588 per share	-	-	(1,614,024)	-	-	(1,614,024)
Dividend declared, $.0675 per share	-	-	(559,167)	-	-	(559,167)
Proceeds from issuance of common
shares under dividend reinvestment
plan (9,517 shares)	714	100,801	-	-	-	101,515
Stock option transactions	-	(34,169)	-	-	387,397	353,228
Purchase of 26,588 treasury shares	-	-	-	-	(289,218)	(289,218)

Balances, January 31, 2003	722,630	8,196,782	59,705,267	(541,959)	(12,036,835)	56,045,885

Comprehensive income:
Net income	-	-	6,346,579	-	-
Cumulative translation adjustment	-	-	-	449,074	-
Interest rate swap, net of tax of ($51,447)	-	-	-	78,812	-
Minimum pension liability adjustment,
net of tax of $157,492	-	-	-	(314,543)	-
Total comprehensive income						6,559,922

Stock split four-for-three	240,866	(240,866)	-	-	-	-
Cash in lieu of fractional shares	-	(1,421)	-	-	-	(1,421)
Dividends paid, $.275 per share	-	-	(1,721,666)	-	-	(1,721,666)
Dividend declared, $.0725 per share	-	-	(602,755)	-	-	(602,755)
Stock option transactions	-	964	-	-	883,375	884,339
Purchase of 62,480 treasury shares	-	-	-	-	(893,570)	(893,570)

Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION
CONSOLIDATED BUSINESS SEGMENT DATA

	Years ended January 31,
	2004	2003	2002

Net sales to unaffiliated customers
Product recovery/pollution control equipment	$50,746,995	$46,094,834	$44,498,316
Fluid handling equipment	24,311,934	23,524,548	25,590,130

	$75,058,929	$69,619,382	$70,088,446
Includes foreign sales of:
Product recovery/pollution control equipment	$5,234,164	$4,777,495	$4,437,309
Fluid handling equipment	7,811,469	5,907,012	6,598,746

	$13,045,633	$10,684,507	$11,036,055

Income from operations
Product recovery/pollution control equipment	$7,977,169	$6,039,173	$5,144,940
Fluid handling equipment	3,190,069	3,115,813	4,306,985

	$11,167,238	$9,154,986	$9,451,925

Depreciation and amortization expense
Product recovery/pollution control equipment	$887,979	$859,590	$1,303,761
Fluid handling equipment	683,503	699,767	742,246

	$1,571,482	$1,559,357	$2,046,007

Capital expenditures
Product recovery/pollution control equipment	$443,884	$301,437	$675,435
Fluid handling equipment	308,833	315,409	746,241

	752,717	616,846	1,421,676
Corporate	200,095	135,279	209,680

	$952,812	$752,125	$1,631,356

Identifiable assets at January 31
Product recovery/pollution control equipment	$44,613,967	$41,396,626	$38,945,179
Fluid handling equipment	19,313,159	18,417,187	18,209,157

	63,927,126	59,813,813	57,154,336
Corporate	17,208,431	13,940,858	10,915,856

	$81,135,557	$73,754,671	$68,070,192

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, between the segments.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:

The Company manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

Basis of presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation, MPC Inc. and Pristine Hydrochemical Inc. Significant intercompany accounts and transactions have been eliminated.

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

Foreign currency translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of other comprehensive income in the Statement of Shareholders’ Equity.

Inventories:

Inventories are stated at the lower of cost (principally first-in, first-out) or market except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see Note 4).

Property, plant and equipment:

Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method over estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized (see Note 5).

Costs in excess of net assets of businesses acquired:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually. The Company performed its annual impairment test in the fourth quarter of the fiscal year ended January 31, 2004 using a fair value approach. No impairment was present upon performing this test. At January 31, 2004, costs in excess of net assets of businesses acquired associated with the Company’s reportable business segments totaled $20,798,913. The Company cannot predict the occurrence of certain events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

If SFAS No. 142 had been in effect during the year ended January 31, 2002, the Company’s earnings would have been improved because of reduced amortization, as described below:

	January 31,
	2004	2003	2002

Net income as reported	$6,346,579	$5,888,379	$6,189,317
Add: amortization	-	-	314,775

Adjusted net income	$6,346,579	$5,888,379	$6,504,092

Basic earnings per share as reported	$.76	$.71	$.76
Add: amortization	-	-	.04

Adjusted basic earnings per share	$.76	$.71	$.80

Diluted earnings per share as reported	$.76	$.71	$.76
Add: amortization	-	-	.03

Adjusted diluted earnings per share	$.76	$.71	$.79

Adjusted for four-for-three stock split.

The changes in the carrying amount of costs in excess of net assets of businesses acquired by business segment for the fiscal year ended January 31, 2004 are as follows:

Product Recovery/
Pollution Control	Fluid Handling
Equipment	Equipment	Total

Balance as of February 1, 2003	$19,066,431	$1,732,482	$20,798,913
Goodwill acquired during the period	-	-	-

Balance as of January 31, 2004	$19,066,431	$1,732,482	$20,798,913

Revenue recognition:

Revenues are generally recognized when products are shipped.

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,340,929, $1,299,908 and $1,403,366 for the years ended January 31, 2004, 2003 and 2002, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $700,622, $624,098 and $979,813 for the years ended January 31, 2004, 2003 and 2002, respectively.

Earnings per share:

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

Basic and diluted earnings per share have been restated to reflect the effect of the four-for-three stock split, which was effective October 15, 2003.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

Dividends:

On December 15, 2003, the Board of Directors declared a $.0725 per share quarterly cash dividend payable on March 10, 2004 to shareholders of record on February 27, 2004, amounting to an aggregate of $602,755.

Stock splits:

On September 17, 2003, the Board of Directors declared a four-for-three stock split, effected in the form of a stock distribution, payable on October 15, 2003 to shareholders of record on October 1, 2003. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Shareholders’ equity reflects the stock split by reclassifying from “Additional Paid-in Capital” to “Common Shares” an amount equal to the par value of the additional shares arising from the split.

Stock options:

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company since the exercise price of options is normally established at the market price of the Company’s Common Shares on the date granted. SFAS No. 123, “Accounting for Stock-Based Compensation”, provides that the related expense may be recorded in the basic financial statements or the pro forma effect on earnings may be disclosed in the financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 1.7% to 4.2%, dividend yield ranging from 1.7% to 3.9%, expected volatility of the market price of the Company’s Common Shares ranging from 26% to 32%, and an expected option life of five years.

The risk-free interest rates are based on two and five year treasury bill rates. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The pro forma information compared to reported information for the three years ended January 31 is presented in the following table:

	2004	2003	2002

Net income:
As reported	$6,346,579	$5,888,379	$6,189,317
Pro forma	6,182,008	5,788,478	6,097,825
Basic earnings per share:
As reported	$.76	$.71	$.76
Pro forma	.75	.70	.75
Diluted earnings per share:
As reported	$.76	$.71	$.76
Pro forma	.74	.70	.74

Adjusted for four-for-three stock split.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

The pro forma effects of applying SFAS No. 123 to fiscal 2004, 2003 and 2002 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for the same as stock options granted to employees.

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

Supplemental cash flow information:

	2004	2003	2002

Cash paid during the year for:
Interest	$395,494	$465,728	$560,697
Income taxes	2,634,096	2,732,862	3,431,219

Recent accounting pronouncements:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure”, which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Finance Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its financial condition or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatory redeemable financial instruments. Mandatory redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not entered into or modified any financial instruments subsequent to May 31, 2003 affected by this statement. The adoption of this statement did not have a material impact on our financial condition or results of operations.

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Short-term investments at January 31, 2004 and 2003 were valued at cost (approximating market) and amounted to $13,891,531 and $12,526,044, respectively. Short-term investments consist principally of certificates of deposit with an original maturity of six months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Debt:

The fair value and carrying amount of long-term debt was as follows:

	January 31,
	2004	2003

Fair value	$7,011,068	$8,693,870
Carrying amount	6,981,735	8,648,921

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

The Company’s financial instruments are not held for trading purposes.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 3:	ACQUISITION OF BUSINESS

Effective May 22, 2002, the Company, pursuant to an Agreement and Plan of Merger, acquired 100% of the Common Shares of Pristine Hydrochemical Inc. (“Pristine”) for a purchase price of approximately $3,200,000. The results of Pristine’s operations have been included in the consolidated financial statements since that date. The acquisition was accounted for as a purchase transaction. Pristine sells water treatment chemicals and services to municipal water utilities, and boiler and water cooling chemicals and services to industrial and commercial markets. It is expected that Pristine will complement the operations of the Company’s Stiles-Kem Division.

The acquisition was completed by issuing Common Shares from the treasury valued at $1,600,000 (151,300 shares, adjusted for stock split), a cash payment of $400,000, promissory notes payable for $1,200,000, plus acquisition costs. The notes are payable over a four-year period in installments of $300,000 annually, plus interest at a fixed rate of 4.75% (see Note 6). Goodwill totaling approximately $3,018,000 was acquired.

The following unaudited pro forma summary presents the consolidated results of operations for the fiscal year ended January 31, as if the Company had acquired Pristine on February 1, 2002:

	January 31,
	2004	2003

Net sales	$75,058,929	$70,391,540
Income before taxes	9,616,028	9,085,238
Net income	6,346,579	5,996,257

Earnings per share, basic	$.76	$.73
Earnings per share, diluted	.76	.72

Adjusted for four-for-three stock split.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 4:	INVENTORIES

Inventories consisted of the following:

	January 31,
	2004	2003

Raw materials	$7,069,349	$7,066,298
Work in process	1,186,898	1,366,127
Finished goods	4,498,764	4,941,703

	$12,755,011	$13,374,128

At January 31, 2004 and 2003, inventories valued at the last-in, first-out method (“LIFO”) were $2,172,540 and $2,257,859, respectively. The LIFO value of inventories was lower than replacement cost by $926,888 and $942,516 at January 31, 2004 and 2003, respectively.

The book  basis of  LIFO  inventories  exceeded the  tax  basis by  approximately  $1,026,000  at both  January  31,  2004 and 2003 as a result of applying the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations”, to an acquisition completed in a prior year.

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2004	2003

Land	$2,131,045	$2,057,581
Buildings and improvements	11,266,376	11,040,510
Machinery and equipment	11,596,206	11,324,083
Furniture and fixtures	4,716,192	4,485,052
Automotive equipment	1,093,741	982,895
Construction in progress	73,388	87,059

	30,876,948	29,977,180
Less accumulated depreciation	19,362,749	18,026,758

	$11,514,199	$11,950,422

Depreciation of property, plant and equipment charged to operations amounted to $1,510,417, $1,486,083 and $1,461,478 for the years ended in 2004, 2003 and 2002, respectively.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 6:	DEBT

Short-term debt:

The Company has available both domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

Long-term debt:

Long-term debt consisted of the following:

	January 31,
	2004	2003

Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a fixed rate swap of
5.98%, maturing October, 2008	$5,700,000	$6,900,000

Notes payable, payable in annual
installments of $300,000, plus
interest at a fixed rate of 4.75%,
maturing May, 2006	900,000	1,200,000

Various equipment notes, payable in monthly
installments ranging from $455 to
$1,074, maturing November
2004 through March 2005, no
interest	34,776	71,702

	6,634,776	8,171,702
Less current portion	1,533,866	1,536,926

	5,100,910	6,634,776
Fair market value of interest rate
swap liability	346,959	477,219

Long-term portion	$5,447,869	$7,111,995

The note payable, bank is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Maturities of long-term debt are as follows:

Year Ending
January 31,

2005	$1,533,866
2006	1,500,910
2007	1,500,000
2008	1,200,000
2009	900,000
Thereafter	-

$6,634,776

Interest expense was $441,704, $505,394 and $557,855 for the years ended in 2004, 2003 and 2002, respectively.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 7:	SHAREHOLDERS’ EQUITY

On December 15, 2000, the Company announced a 400,000 (adjusted for stock split) share stock repurchase program, which began after the Company’s February 21, 2000 stock repurchase program was completed. During the fiscal year ended January 31, 2004, the Company repurchased 62,480 Common Shares at a cost of $0.9 million. At January 31, 2004, the Company had the authority to repurchase an additional 245,480 shares under the December 15, 2000 stock repurchase program.

The Company has a Shareholders’ Rights Plan, under which the Company’s Board of Directors declared a dividend of one Right for each Common Share owned. The Plan provides, under certain conditions involving acquisition of the Company’s Common Shares, that holders of Rights, except for the acquiring entity, would be entitled to purchase Common Shares of the Company, or acquiring company, having a value of twice the Rights’ exercise price. The Rights under the Plan expire in 2010.

NOTE 8:	INCOME TAXES

The provision for income taxes was comprised of the following:

	2004	2003	2002

Current
Federal	$2,331,231	$2,291,842	$2,675,479
State	242,078	275,729	552,851
Foreign	224,488	91,894	173,889

	2,797,797	2,659,465	3,402,219
Deferred	471,652	379,874	155,419

	$3,269,449	$3,039,339	$3,557,638

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	2004	2003

Deferred tax assets
Inventory cost capitalization	$137,143	$152,674
Pension cost	955,321	639,327
Non-compete agreements	334,896	395,783
Excess of tax over book basis of
property acquired in acquisition	-	8,954
Other	242,983	449,226

Total deferred tax assets	1,670,343	1,645,964

Deferred tax liabilities
Accelerated depreciation	612,907	478,219
Inventory - Dean Pump Division	348,913	364,438
Excess of book over tax basis of
property acquired in acquisitions	17,296	-
Goodwill	1,235,474	981,947

Total deferred tax liabilities	2,214,590	1,824,604

Net deferred tax assets/(liabilities)	($544,247)	($178,640)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

2004		2003		2002

Computed expected
tax expense (federal)	$3,269,449	34.0%	$3,035,424	34.0%	$3,313,965	34.0%
State income taxes,
net of federal
income tax benefit	177,415	1.8	188,981	2.1	306,012	3.2
Other	(177,415)	(1.8)	(185,066)	(2.1)	(62,339)	(.7)

Effective income taxes	$3,269,449	34.0%	$3,039,339	34.0%	$3,557,638	36.5%

NOTE 9:	LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2004 were as follows:

2005	$264,169
2006	139,740
2007	132,124
2008	108,733

Rental expense for the above operating leases during the years ended in 2004, 2003 and 2002 was $397,291, $466,911 and $474,910, respectively.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 10:	EMPLOYEE BENEFIT PLANS

Pension Plans:

The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

On October 31, 2003, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation). This difference reflects an increase in the accumulated benefit obligation that resulted from a decrease from 7.00% to 6.25% in the interest rate used to discount the projected benefit obligation to its present settlement amount.

A minimum pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2004 as a liability with a corresponding decrease to shareholders’ equity and an increase in intangible assets. During the fiscal year ended January 31, 2004, the Company recorded an after-tax charge to shareholders’ equity of $314,543 and intangible assets of $327,753.

Net periodic pension cost (income) included the following components:

	2004	2003	2002

Service cost - benefits earned
during the period	$549,886	$574,129	$570,695
Interest cost on projected
benefit obligation	916,844	881,278	836,860
Expected return on assets	(946,473)	(1,064,136)	(1,178,322)
Amortization	91,995	31,332	(440,135)

	$612,252	$422,603	($210,902)

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized in the Company’s balance sheet at January 31, 2004 and 2003:

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$13,407,299	$12,876,395
Service cost	549,886	574,129
Interest cost	916,844	881,278
Actuarial (gain) loss	2,398,019	(302,479)
Benefits paid	(893,971)	(666,722)
Other	-	44,698

Benefit obligation at end of year	$16,378,077	$13,407,299

Change in plan assets:
Fair value of plan assets at beginning of year	$10,837,628	$12,125,268
Actual gain (loss) on plan assets	1,642,973	(1,080,918)
Employer contribution	89,608	460,000
Benefits paid	(893,971)	(666,722)

Fair value of plan assets at end of year	$11,676,238	$10,837,628

Funded status	($4,701,839)	($2,569,671)
Unrecognized actuarial loss	1,829,201	130,739
Unrecognized transition (asset)	(102,405)	(112,920)
Unrecognized prior service costs	837,285	936,738
Contribution after measurement date	24,869	15,000

Net amount recognized	($2,112,889)	($1,600,114)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	($3,137,520)	($1,815,088)
Intangible assets	327,753	-
Accumulated other comprehensive loss	672,009	199,974
Contributions after measurement date	24,869	15,000

Net amount recognized	($2,112,889)	($1,600,114)

The accumulated benefit obligation, projected benefit obligation, and fair value for plans with accumulated benefit obligations in excess of assets were $14,813,758, $16,378,077 and $11,676,238, respectively as of October 31, 2003 and $12,256,229, $13,407,299 and $10,837,628, respectively as of October 31, 2002.

The Company contributed $89,608 to the pension plans during the fiscal year ended January 31, 2004 and expects an additional contribution of $326,465 during the fiscal year ended January 31, 2005.

Weighted average assumptions used in accounting for benefit obligations at fiscal year end:

	2004	2003	2002

Discount rate	6.25%	7.00%	7.00%
Expected long-term rate of
return on assets	9.00%	9.00%	9.00%
Rate of increase in
compensation levels	3% for Three Years	3% for Four Years	3% for Five Years
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter	Then 4.50% Thereafter

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2004	2003	2002

Discount rate	7.00%	7.00%	7.00%
Expected long-term rate of
return on assets	9.00%	9.00%	9.00%
Rate of increase in
compensation levels	3% for Four Years	3% for Five Years	4.50%
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	2003	2002

Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation as of October 31:
Equity securities	79%	80%
Debt securities	21%	19%
Other	0%	1%

Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere to and undertake on the behalf of the plans’ participants. The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company also provides a non-qualified pension plan for Directors which is presently unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the plan was $781,630 and $711,693 at January 31, 2004 and 2003, respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan. The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation. The Company provided for cash contributions to the 401(k) profit sharing plan of $203,103, $206,257 and $206,866, for the years ended January 31, 2004, 2003 and 2002, respectively.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the plan. There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended in 2004, 2003 and 2002. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Option Plans:

In 1991, the Board of Directors of the Company approved a stock option plan covering 100,000 shares (increased to 300,000 shares after giving effect to stock splits and stock dividends), that was approved by the Company’s shareholders at the 1992 meeting of shareholders (the “1992 Plan”). In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares (increased to 466,667 shares after giving effect to a stock split) that was approved by the Company’s shareholders at the 1997 meeting of shareholders (the “1997 Plan”). In 2001, the Board of Directors of the Company approved an equity incentive plan covering 350,000 shares (increased to 466,667 shares after giving effect to a stock split) that was approved by the Company’s shareholders at the 2001 meeting of shareholders (the “2001 Plan”). All of these plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

The status of the plans was as follows (adjusted for stock splits):

1992 Plan	2004	2003	2002

Options outstanding, beginning	-	-	161,367
Grants	-	-	-
Exercises	-	-	151,367
Cancellations	-	-	10,000
Options outstanding, ending	-	-	-

Options price range at January 31	-	-	$3.7500
			to
			$9.8475

Options exercisable at January 31	-	-	-

Options available for grant at January 31	0	0	0

1997 Plan	2004	2003	2002

Options outstanding, beginning	347,408	271,167	176,100
Grants	12,000	124,675	111,734
Exercises	92,935	43,367	16,667
Cancellations	9,600	5,067	-
Options outstanding, ending	256,873	347,408	271,167

Options price range at January 31	$7.3125	$7.3125	$7.3125
	to	to	to
	$9.8625	$11.6250	$11.6250

Options exercisable at January 31	252,871	307,708	194,207

Options available for grant at January 31	558	12,558	137,233

2001 Plan	2004	2003	2002

Options outstanding, beginning	-	-	-
Grants	108,402	-	-
Exercises	4,444	-	-
Cancellations	4,000	-	-
Options outstanding, ending	99,958	-	-

Options price range at January 31	$9.8100	-	-
	to
	$9.8663

Options exercisable at January 31	65,150	-	-

Options available for grant at January 31	358,265	466,667	466,667

The weighted average exercise prices of the Company’s stock option plans were as follows:
	2004	2003	2002

Options outstanding, beginning	$8.9775	$8.4450	$7.3125
Grants	$9.8119	$9.8625	$9.0600
Exercises	$9.0814	$8.1450	$6.5025
Cancellations	$9.6154	$9.6525	$9.8475
Options outstanding, ending	$9.2080	$8.9775	$8.4450

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 11:	OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	2004	2003	2002

Gain/(Loss) on sale of property and
equipment	($24,906)	$5,248	$472,895
Other, primarily interest income	207,642	272,878	379,990
Unusual charge – patent litigation	(1,292,242)	-	-

	($1,109,506)	$278,126	$852,885

NOTE 12:	BUSINESS SEGMENT DATA

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

	2004	2003	2002

Net sales:
United States	$62,013,296	$58,934,875	$59,052,391
Foreign	13,045,633	10,684,507	11,036,055

	$75,058,929	$69,619,382	$70,088,446

Income from operations:
United States	$9,217,442	$8,093,077	$8,337,026
Foreign	1,949,796	1,061,909	1,114,899

	$11,167,238	$9,154,986	$9,451,925

Total assets:
United States	$74,940,833	$69,012,399	$63,813,498
Foreign	6,194,724	4,742,272	4,256,694

	$81,135,557	$73,754,671	$68,070,192

Index
MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 14:	CONTINGENCIES

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

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition. After the end of the fiscal year on January 31, 2004, the Company settled a case in which the costs of the defending the case were material to the fiscal year ended January 31, 2004. Neither the legal fees incurred after January 31, 2004 nor the settlement will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition during the fiscal year ending January 31, 2005.

Index

QUARTERLY FINANCIAL DATA (Unaudited)

				Earning	Earnings
				Per Share,	Per Share,
2003	Net Sales	Gross Profit	Net Income	Basic	Diluted

First Quarter	$16,193,880	$5,528,831	$1,200,128	$.15	$.15
Second Quarter	18,278,083	6,176,474	1,433,166.18		.17
Third Quarter	16,671,696	6,045,425	1,440,616.18		.17
Fourth Quarter	18,475,723	6,429,095	1,814,469.22		.22

				Earning	Earnings
				Per Share,	Per Share,
2004	Net Sales	Gross Profit	Net Income	Basic	Diluted

First Quarter	$17,002,269	$6,234,967	$1,350,088.16	.16
Second Quarter	18,626,209	6,648,468	1,568,039.19	.19
Third Quarter	19,811,544	6,949,807	1,655,529.20	.20
Fourth Quarter	19,618,907	6,819,597	1,772,923.21	.21

Adjusted for four-for-three stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures:

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosures controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2004.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant:

We have a code of ethics that applies to all Directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer (who is also our principal accounting officer). You can find our code of ethics on our website by going to the following address: www.met-pro.com, and clicking on the link for our code of ethics under the “Investor Relations – Corporate Governance” captions. We will post any amendments to the code of ethics, as well as, any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.

Our Board of Directors has adopted charters for the three standing committees of the Board, being the Audit, Compensation and Stock Option, and Corporate Governance and Nominating Committees. You can find these documents on our website by going to the following address: www.met-pro.com, and clicking on the link “charters” under the “Investor Relations – Corporate Governance” captions.

You may obtain a printed copy of any of the foregoing materials by writing to: Corporate Secretary, Met-Pro Corporation, 160 Cassell Road, Harleysville, PA 19438.

The information required by this Item (except for the information set forth on page 6 with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2004 Annual Meeting of Shareholders, including the information set forth under the caption “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management”.

Index

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2004 Annual Meeting of Shareholders, including the information set forth under the caption “Executive Compensation and Other Information”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

   The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2004 Annual Meeting of Shareholders, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.  Certain Relationships and Related Transactions:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2004 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2004 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Auditor”.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A.    Financial statements:

Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data that appears on page 16 of this report.

B.    Reports on Form 8-K:

On November 20, 2003, the Company filed a Report on Form 8-K covering its press release announcing the Company’s third quarter financial results for the quarter ended October 31, 2003, as required by SEC Release 33-8216.

On February 25, 2004, the Company filed a Report on Form 8-K covering its press release announcing the Company’s fiscal year ended January 31, 2004 financial results, as required by SEC Release 33-8216.

C.    Exhibits, Including Those Incorporated by Reference:

Exhibit No.                     Description
(2)(a)
Agreement and Plan of Merger dated September 12, 1996 by and between Met-Pro Corporation, Met-Pro Acquisition Corporation, Strobic Air Corporation, Lynn T. Secrest, Ronald H. Secrest, Richard P. Secrest and John W. Stone, III. Incorporated by reference to Registrant’s Registration Statement on Form S-3 (File No. 333-13929), declared effective December 31, 1996.

(2)(b)
Asset Purchase Agreement dated October 29, 1998 among Flex-Kleen Corporation, Flex-Kleen Canada Limited, Aqua Alliance, Inc., AWT Air Company Inc., 1321249 Ontario Limited and Met-Pro Corporation. Incorporated by reference to Company’s Registration Statement on Form 8-K filed on November 13, 1998 and amended on January 12, 1999.

Index

Exhibit No.                     Description

(2)(c)
Agreement and Plan of Merger dated July 31, 2003 by and between Met-Pro Corporation, a Delaware Corporation, and Met-Pro Pennsylvania, Inc., a Pennsylvania corporation. Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(3)(f)

Articles of Incorporation of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc. Incorporated by reference to the Company’s Current Report of Form 8-K filed on August 6, 2003.

(3)(g)	By-Laws of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc. Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(4)	Shareholders’ Rights Plan, incorporated by reference to Company’s Current Report on Form 8-K filed on January 6, 2000.

(10)(a)	The 1992 Stock Option Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed June 13, 2000.*

(10)(b)	The 1997 Stock Option Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed January 16, 1998.*

(10)(c)	Amendment No. 1 to the 1992 Stock Option Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(d)	Amendment No. 1 to the 1997 Stock Option Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(e)	Key Employee Severance Agreement between Met-Pro Corporation and William L. Kacin, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(f)	Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(g)	Key Employee Severance Agreement between Met-Pro Corporation and Raymond J. De Hont, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(h)	Amendment to Key Employee Severance Agreement between Met-Pro Corporation and William L. Kacin, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(i)	Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(j)	The Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(k)	Amendment No. 1 to the Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(l)	Amendment No. 2 to the Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(m)	Restoration Plan, effective February 1, 2000, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

Index

Exhibit No.                     Description

(10)(o)	Additional 1% Supplemental Executive Retirement Plan, effective February 1, 2000, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(p)	The 2001 Equity Incentive Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed August 22, 2001.*

(10)(q)	Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 13, 2000.*

(10)(r)	Salaried Pension Plan Amended and Restated effective September 1, 2000.*

(10)(s)	First Amendment to the Company’s Salaried Pension Plan dated August 15, 2002.*

(10)(t)	Second Amendment to the Company’s Salaried Pension Plan dated October 23, 2002.*

(10)(u)	Amendment No. 3 to the Company’s Directors’ Retirement Plan dated as of February 24, 2003.*

(10)(v)	Amendment No. 1 to the Company’s Additional 1 % Supplemental Executive Plan dated as of March 21, 2003.*

(10)(w)	Directors Retirement Plan Trust dated as of February 11, 2000.*

(10)(x)	Amendment No. 1 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003.*

(10)(y)	Amendment No. 2 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003.*

(10)(z)	Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 11, 2000.*

(10)(aa)	Amendment No. 1 to the Company’s Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 24, 2003.*

(11)	Statement Re-computation of Per Share Earnings. See page 18 of Item 8.

(21)	List of Subsidiaries of Registrant:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted
Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly-
owned subsidiary of
Met-Pro Corporation

Flex-Kleen Canada Inc.	Ontario, Canada	Flex-Kleen Canada Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Hydrochemical Inc.	Delaware	Pristine Hydrochemical Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Index

Exhibit No.                     Description

(23)	Consent of Independent Auditor.**

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

The following exhibits required under Item 601 of Regulation S-K promulgated by the Securities & Exchange Commission have been omitted because they are either inapplicable or non-existent:

(9)	Voting trust agreements.
(12)	Statements re computation of ratios.
(13)	Annual report to security holders.
(14)	Code of ethics.
(16)	Letter re change in certifying accountant.
(18)	Letter re change in accounting principles.
(22)	Published report regarding matters submitted to vote of security holders.
(24)	Power of attorney.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MET-PRO CORPORATION

April 13, 2004	By:/s/ Raymond J. De Hont
Date	Raymond J. De Hont
Chairman,
Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	April 13, 2004
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Vice President-Finance,	April 13, 2004
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	April 13, 2004
Nicholas De Benedictis

/s/ William L. Kacin	Director	April 13, 2004
William L. Kacin

/s/ Alan Lawley	Director	April 13, 2004
Alan Lawley

/s/ Michael J. Morris	Director	April 13, 2004
Michael J. Morris

/s/ Jeffrey H. Nicholas	Director	April 13, 2004
Jeffrey H. Nicholas

Index