Form 10-Q
period 2004-04-30
MET PRO CORP
filed 2004-06-03
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2004	Commission file number: 001-07763
MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2004 the Registrant had 8,353,940 Common Shares, par value $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PART II – OTHER INFORMATION

SIGNATURES	18

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET
(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2004	2004

Current assets
Cash and cash equivalents	$18,731,387	$16,996,253
Accounts receivable, net of allowance for doubtful
accounts of approximately $228,000 and
$208,000, respectively	12,302,596	16,608,344
Inventories	14,128,297	12,755,011
Prepaid expenses, deposits and other current assets	1,244,056	1,209,395
Deferred income taxes	604,426	604,426

Total current assets	47,010,762	48,173,429

Property, plant and equipment, net	11,406,917	11,514,199
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	640,769	649,016

Total assets	$79,857,361	$81,135,557

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$1,525,544	$1,533,866
Accounts payable	4,140,374	5,073,554
Accrued salaries, wages and expenses	6,323,361	6,542,306
Dividend payable	605,661	602,755
Customers' advances	532,851	476,982

Total current liabilities	13,127,791	14,229,463

Long-term debt	5,061,573	5,447,869
Other non-current liabilities	39,367	38,818
Deferred income taxes	1,177,098	1,148,673

Total liabilities	19,405,829	20,864,823

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 shares issued,
of which 1,281,016 and 1,311,679 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,926,997	7,955,459
Retained earnings	63,935,327	63,727,425
Accumulated other comprehensive loss	(398,222)	(328,616)
Treasury shares, at cost	(11,976,066)	(12,047,030)

Total shareholders' equity	60,451,532	60,270,734

Total liabilities and shareholders' equity	$79,857,361	$81,135,557

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	April 30,
	2004	2003

Net sales	$15,634,646	$17,002,269

Cost of goods sold	10,572,214	10,767,302

Gross profit	5,062,432	6,234,967

Operating expenses
Selling	1,932,368	1,919,048
General and administrative	1,802,308	2,041,636

	3,734,676	3,960,684

Income from operations	1,327,756	2,274,283

Interest expense	(96,847)	(116,078)
Other income/(expense), net	2,804	(112,618)

Income before taxes	1,233,713	2,045,587

Provision for taxes	419,464	695,499

Net income	$814,249	$1,350,088

Earnings per share, basic (1) (2)	$.10	$.16

Earnings per share, diluted (1) (3)	$.10	$.16

Cash dividend per share – declared (1) (4)	$.0725	$.0675

Cash dividend per share – paid (1) (4)	$.0725	$.0675

(1)
On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003. All references in the financial statements to per share amounts and number of shares outstanding have been restated to reflect the effect of the stock split.

(2)	Basic earnings per share are based upon the weighted average number of shares outstanding of 8,342,386 and 8,288,492 for the three-month periods ended April 30, 2004 and 2003, respectively.

(3)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 8,480,996 and 8,335,380 for the three-month periods ended April 30, 2004 and 2003, respectively.

(4)
The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004 and June 9, 2004 to shareholders of record as of February 27, 2004 and May 28, 2004, respectively. Quarterly dividends of $.0675 per share were paid on March 10, 2003 and June 9, 2003 to shareholders of record as of February 21, 2003 and May 23, 2003, respectively.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	–	–	814,249	–	–
Cumulative translation adjustment	–	–	–	(125,961)	–
Interest rate swap,
net of tax of ($29,031)	–	–	–	56,355	–
Total comprehensive income						744,643

Dividends declared, $.0725 per
share	–	–	(606,347)	–	–	(606,347)
Stock option transactions	–	(28,462)	–	–	552,651	524,189
Purchase of 28,717 shares of
treasury stock	–	–	–	–	(481,687)	(481,687)

Balances, April 30, 2004	$963,496	$7,926,997	$63,935,327	($398,222)	($11,976,066)	$60,451,532

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Stock	Total

Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	–	–	1,350,088	–	–
Cumulative translation adjustment	–	–	–	148,033	–
Interest rate swap,
net of tax of $935	–	–	–	(22,869)	–
Total comprehensive income						1,475,252

Dividends declared, $.0675 per
share	–	–	(559,780)	–	–	(559,780)

Balances, April 30, 2003	$722,630	$8,196,782	$60,495,575	($416,795)	($12,036,835)	$56,961,357

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended
April 30,
2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$814,249	$1,350,088
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	358,256	384,237
Deferred income taxes	(606)	(4,156)
Allowance for doubtful accounts	(19,736)	27,776
(Increase) decrease in operating assets:
Accounts receivable	4,253,669	(1,258,163)
Inventories	(1,384,106)	(432,860)
Prepaid expenses, deposits and other current assets	(39,497)	123,078
Other assets	(1,920)	(1,890)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,121,513)	2,045,561
Customers’ advances	55,869	204,875
Other non-current liabilities	549	549

Net cash provided by operating activities	2,915,214	2,439,095

Cash flows from investing activities
Acquisitions of property and equipment	(284,632)	(299,947)

Net cash (used in) investing activities	(284,632)	(299,947)

Cash flows from financing activities
Reduction of debt	(309,232)	(309,232)
Exercise of stock options	524,189	–
Payment of dividends	(603,441)	(559,473)
Purchase of treasury shares	(481,687)	–

Net cash (used in) financing activities	(870,171)	(868,705)

Effect of exchange rate changes on cash	(25,277)	17,742

Net increase in cash and cash equivalents	1,735,134	1,288,185

Cash and cash equivalents at February 1	16,996,253	13,429,367

Cash and cash equivalents at April 30	$18,731,387	$14,717,552

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 3.1% to 3.6%, dividend yield ranging from 1.9% to 3.7%, expected volatility of the market price of the Company’s Common Shares of 32%, and an expected option life of five years.

The risk-free interest rates are based on the five year treasury bill rates. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The pro forma information compared to reported information for the three-month periods ended April 30, 2004 and 2003 is presented in the following table (adjusted for four-for-three stock split):

	Three Months Ended April 30,
	2004	2003

Net Income:
As reported	$814,249	$1,350,088
Pro forma	761,645	1,311,382
Basic earnings per share:
As reported	$.10	$.16
Pro forma	.09	.16
Diluted earnings per share:
As reported	$.10	$.16
Pro forma	.09	.16

The pro forma effects of applying SFAS No. 123 to the three-month periods ended April 30, 2004 and 2003 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants are at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for the same as stock options granted to employees.

Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board ("FASB") issued Finance Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its financial condition or results of operations.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications: Certain reclassifications have been made to the financial statements for the three-month period ended April 30, 2003 to conform with the presentation of the financial statements for the three-month period ended April 30, 2004. Such reclassifications did not have any impact on shareholders’ equity and net income as of and for the three-month period ended April 30, 2003.

Stock Splits: On September 17, 2003, the Company’s Board of Directors declared a four-for-three stock split, effective in the form of a stock distribution, payable on October 15, 2003 to shareholders of record on October 1, 2003. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

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

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2004 and the results of operations, changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2004 and 2003. The results of operations for the three-month periods ended April 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	April 30, 2004	January 31, 2004

Raw materials	$7,830,480	$7,069,349
Work in progress	1,314,687	1,186,898
Finished goods	4,983,130	4,498,764

	$14,128,297	$12,755,011

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2004	2003

Cash paid during the period for:
Interest	$86,306	$102,179
Income taxes	51,800	77,993

NOTE 6 – OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	Three Months Ended April 30,
	2004	2003

Other, primarily interest income	$80,465	$64,063
Unusual charge – patent litigation	(77,661)	(176,681)

	$2,804	($112,618)

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

Financial information by business segment is shown below:

	Three Months Ended April 30,
	2004	2003

Net sales
Product recovery/pollution control equipment	$9,251,532	$11,451,879
Fluid handling equipment	6,383,114	5,550,390

	$15,634,646	$17,002,269

Income from operations
Product recovery/pollution control equipment	$587,088	$1,643,297
Fluid handling equipment	740,668	630,986

	$1,327,756	$2,274,283

	April 30,	January 31,
	2004	2004

Identifiable assets
Product recovery/pollution control equipment	$41,235,554	$44,613,967
Fluid handling equipment	19,269,819	19,313,159

	60,505,373	63,927,126
Corporate	19,351,988	17,208,431

	$79,857,361	$81,135,557

NOTE 8 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

MET-PRO CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                           /s/ Margolis & Company P.C.
                           Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 19, 2004

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	67.6%	63.3%

Gross profit	32.4%	36.7%

Selling expenses	12.4%	11.3%
General and administrative expenses	11.5%	12.0%

Income from operations	8.5%	13.4%

Interest expense	(.6%)	(.7%)
Other income/(expense), net	–	(.7%)

Income before taxes	7.9%	12.0%

Provision for taxes	2.7%	4.1%

Net income	5.2%	7.9%

Three Months Ended April 30, 2004 vs Three Months Ended April 30, 2003

Net sales for the three-month period ended April 30, 2004 were $15,634,646 compared to $17,002,269 for the three-month period ended April 30, 2003, a decrease of $1,367,623 or 8.0%. Sales in the Product Recovery/Pollution Control Equipment segment were $9,251,532 or 19.2% lower than the three-month period ended April 30, 2003, which was due primarily to customers rescheduling several large projects into the second and third quarters of this fiscal year. Sales in the Fluid Handling Equipment segment were $6,383,114 or 15.0% higher than the three-month period ended April 30, 2003.

Backlog at April 30, 2004 totaled $11,857,264 compared to $8,925,816 at April 30, 2003. In addition, at April 30, 2004, the Company had orders of $4,237,564 compared to $8,442,817 at April 30, 2003, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 2004 was $814,249 compared to $1,350,088 for the three-month period ended April 30, 2003, a decrease of $535,839 or 39.7%. The decrease in net income is principally related to the lower sales and gross margins resulting from product mix in the Product Recovery/Pollution Control Equipment segment.

The gross margin for the three-month period ended April 30, 2004 was 32.4% versus 36.7% for the same period in the prior year due to lower gross margins experienced in the Product Recovery/Pollution Control segment.

Selling expense increased $13,320 during the three-month period ended April 30, 2004 compared to the same period last year. Selling expense as a percentage of net sales was 12.4% for the three-month period ended April 30, 2004 compared to 11.3% for the three-month period ended April 30, 2003.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $1,802,308 for the three-month period ended April 30, 2004 compared to $2,041,636 for the same period last year, a decrease of $239,328. General and administrative expense as a percentage of net sales was 11.5% for the three-month period ended April 30, 2004 compared to 12.0% for the same period last year. This decrease is primarily related to a decrease in accruals for our management incentive program.

Interest expense was $96,847 for the three-month period ended April 30, 2004 compared to $116,078 for the same period in the prior year, a decrease of $19,231.

Other income, net was $2,804 for the three-month period ended April 30, 2004 compared to other expense, net of $112,618 in the same period of the prior year. This decrease is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed on a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 are expected to be material in the fiscal year ending January 31, 2005.

The effective tax rate for the three-month periods ended April 30, 2004 and April 30, 2003 was 34.0%.

Liquidity:

The Company’s cash and cash equivalents were $18,731,387 on April 30, 2004 compared to $16,996,253 on January 31, 2004, an increase of $1,735,134. This increase is the net result of the positive cash flows provided by operating activities of $2,915,214 and the exercise of stock options amounting to $524,189, offset by payment of the quarterly cash dividend amounting to $603,441, purchase of treasury shares amounting to $481,687, payments on long-term debt totaling $309,232, exchange rate changes of $25,277 and investment in property and equipment amounting to $284,632. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $12,302,596 on April 30, 2004 compared to $16,608,344 on January 31, 2004, which represents a decrease of $4,305,748. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $14,128,297 on April 30, 2004 compared to $12,755,011 on January 31, 2004, an increase of $1,373,286. Inventory balances fluctuate depending on the size and timing of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $13,127,791 on April 30, 2004 compared to $14,229,463 on January 31, 2004, a decrease of $1,101,672.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5.0 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of April 30, 2004 and January 31, 2004, working capital was $33,882,971 and $33,943,966, respectively, and the current ratio was 3.6 and 3.4, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2004 amounted to $2,915,214 compared with $2,439,095 in the three-month period ended April 30, 2003, an increase of $476,119. This increase in cash flows from operating activities was due principally to a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable and net income.

Cash flows used in investing activities during the three-month period ended April 30, 2004 amounted to $284,632 compared with $299,947 for the three-month period ended April 30, 2003. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments.

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

Financing activities during the three-month period ended April 30, 2004 utilized $870,171 of available resources compared to $868,705 for the three-month period ended April 30, 2003. The 2004 activity is the result of the payment of the quarterly cash dividend amounting to $603,441, purchase of treasury shares amounting to $481,687 and the reduction of long-term debt totaling $309,232, offset by the exercise of stock options amounting to $524,189.

The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004 and June 9, 2004 to shareholders of record as of February 27, 2004 and May 28, 2004, respectively.

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

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board (“APB”) No. 17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed at least annually for impairment.

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

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Cautionary Statement Concerning Forward-Looking Statements:

Our prospects are subject to certain uncertainties and risk. This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the Federal securities laws. These forward looking statements may be identified by words describing our beliefs or expectations, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or unusual”. The content of the other statements may indicate that the statement is “forward-looking”. We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for forward-looking statements.

Our future results may differ materially from our current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one time events, other important factors disclosed previously and from time to time in Met-Pro’s other filings with the Securities and Exchange Commission.

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

●
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

●	materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
●	material changes in available technology;
●	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
●	unexpected results in our product development activities;
●	loss of key customers;
●	changes in product mix;
●	changes in our existing management;
●	exchange rate fluctuations;
●	changes in federal laws, state laws and regulations;
●	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
●	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
●	adverse developments in the asbestos cases that have been filed against the Company, including without limitations adverse developments in the availability of insurance coverage in these cases;
●	the effect of acquisitions and other strategic ventures;
●	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
●	the cancellation or delay of purchase orders or shipments;
●	losses related to international sales; and/or
●	failure in execution of acquisition strategy.

MET-PRO CORPORATION

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We have no disclosure to make with respect to this Item.

Item 4.  Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2004.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MET-PRO CORPORATION

Item 2.  Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes Met-Pro’s purchases of its common shares for the quarter ending April 30, 2004:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(2)

February 1-29, 2004	0		$ -	0	245,480
March 1-31, 2004	28,717		16.77	28,717	216,763
April 1-30, 2004	0		-	0	216,763

Total	28,717		$16.77	28,717	216,763

(1)
These amounts consist of shares we purchased from non-employee directors who elected to pay the exercise price of their stock options upon exercise by delivering to us (and, thus, selling) Met-Pro Common Shares in accordance with the terms of our equity incentive plans that were previously approved by our shareholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the average of the high and low price of our Common Shares on the day after the option exercise.  The Company expects to continue to repurchase shares in this manner, but is not obligated to do so.

(2)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 400,000 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

MET-PRO CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certification of Chief Executive Officer,
under section 302 of the
Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer,
under section 302 of the
Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer,
Pursuant 18 U.S.C. Section 1350. *

32.2	Certification of Chief Financial Officer,
Pursuant 18 U.S.C. Section 1350. *
* Filed herewith.

(b)   Reports on Form 8-K

The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission (“SEC”) during the quarterly period covered by this report and thereafter:

On February 25, 2004, the Company filed a Report on Form 8-K covering its press release announcing the Company’s fiscal year ended January 31, 2004 financial results, as required by SEC Release 33-8216.

On May 20, 2004, the Company filed a Report on Form 8-K covering its press release announcing the Company’s financial results for the first quarter ended April 30, 2004, as required by SEC Release 33-8216.

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 3, 2004	Met-Pro Corporation

(Registrant)

June 3, 2004	/s/ Raymond J. De Hont

Raymond J. De Hont
Chairman, President and Chief Executive Officer

June 3, 2004	/s/ Gary J. Morgan

Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

