Form 10-Q
period 2004-07-31
MET PRO CORP
filed 2004-09-08
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2004	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2004 the Registrant had 8,366,206 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET
(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2004	2004
Current assets
Cash and cash equivalents	$16,664,881	$16,996,253
Accounts receivable, net of allowance for doubtful
accounts of approximately $251,000 and
$208,000, respectively	15,636,284	16,608,344
Inventories	13,448,196	12,755,011
Prepaid expenses, deposits and other current assets	862,038	1,209,395
Deferred income taxes	604,426	604,426
Total current assets	47,215,825	48,173,429

Property, plant and equipment, net	11,266,390	11,514,199
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	636,195	649,016
Total assets	$79,917,323	$81,135,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,516,312	$1,533,866
Accounts payable	4,096,754	5,073,554
Accrued salaries, wages and expenses	6,312,098	6,542,306
Dividend payable	606,550	602,755
Customers' advances	121,202	476,982
Total current liabilities	12,652,916	14,229,463

Long-term debt	4,409,075	5,447,869
Other non-current liabilities	39,916	38,818
Deferred income taxes	1,194,138	1,148,673
Total liabilities	18,296,045	20,864,823

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 shares issued,
of which 1,268,750 and 1,311,679 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,929,993	7,955,459
Retained earnings	64,939,196	63,727,425
Accumulated other comprehensive loss	(350,028)	(328,616)
Treasury shares, at cost	(11,861,379)	(12,047,030)
Total shareholders' equity	61,621,278	60,270,734
Total liabilities and shareholders' equity	$79,917,323	$81,135,557
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Six Months Ended July 31,		Three Months Ended July 31,
	2004	2003	2004	2003
Net sales	$35,984,670	$35,628,478	$20,350,024	$18,626,209
Cost of goods sold	24,521,075	22,745,043	13,948,861	11,977,741
Gross profit	11,463,595	12,883,435	6,401,163	6,648,468

Operating expenses
Selling	3,896,439	3,810,466	1,964,071	1,891,418
General and administrative	3,749,263	4,134,521	1,946,955	2,092,885
	7,645,702	7,944,987	3,911,026	3,984,303
Income from operations	3,817,893	4,938,448	2,490,137	2,664,165

Interest expense	(186,942)	(227,797)	(90,095)	(111,719)
Other income/(expense), net	42,789	(289,247)	39,985	(176,629)
Income before taxes	3,673,740	4,421,404	2,440,027	2,375,817

Provision for taxes	1,249,074	1,503,277	829,610	807,778
Net income	$2,424,666	$2,918,127	$1,610,417	$1,568,039

Earnings per share, basic (1) (2)	$.29	$.35	$.19	$.19

Earnings per share, diluted (1) (3)	$.29	$.35	$.19	$.19

Cash dividend per share - declared (1) (4)	$.1450	$.135	$.0725	$.0675

Cash dividend per share - paid (1) (4)	$.1450	$.135	$.0725	$.0675

(1)
On September 17, 2003, the Board of Directors declared a four-for-three stock split which was effective on October 15, 2003 to shareholders of record on October 1, 2003. All references in the financial statements to per share amounts and number of shares outstanding have been restated to reflect the effect of the stocks split.

(2)
Basic earnings per share are based upon the weighted average number of shares outstanding of 8,352,252 and 8,288,492 in the six-month periods ended July 31, 2004 and 2003, respectively,  and 8,348,996 and 8,288,492 in the three-month periods ended July 31, 2004 and 2003, respectively.

(3)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 8,474,359 and 8,350,381 in the six-month periods ended July 31, 2004 and 2003, respectively, and 8,476,042 and 8,344,919 in the three-month periods ended July 31, 2004 and 2003, respectively.

(4)
The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record as of February 27, 2004, May 28, 2004 and August 27, 2004, respectively. Quarterly dividends of $.0675 per share were payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record as of February 21, 2003, May 23, 2003 and August 27, 2003, respectively.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	2,424,666	-	-
Cumulative translation adjustment	-	-	-	(112,416)	-
Interest rate swap,
net of tax of ($46,880)	-	-	-	91,004	-
Total comprehensive income						2,403,254

Dividends paid, $.0725 per share	-	-	(606,345)	-	-	(606,345)
Dividends declared, $.0725 per
share	-	-	(606,550)	-	-	(606,550)
Stock option transactions	-	(25,466)	-	-	667,338	641,872
Purchase of 28,717 shares of
treasury stock	-	-	-	-	(481,687)	(481,687)
Balances, July 31, 2004	$963,496	$7,929,993	$64,939,196	($350,028)	($11,861,379)	$61,621,278

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	-	-	2,918,127	-	-
Cumulative translation adjustment	-	-	-	133,803	-
Interest rate swap,
net of tax of $41,691	-	-	-	59,875	-
Total comprehensive income						3,111,805

Dividends paid, $.0675 per share	-	-	(559,779)	-	-	(559,779)
Dividends declared, $.0675 per
share	-	-	(559,473)	-	-	(559,473)
Balances, July 31, 2003	$722,630	$8,196,782	$61,504,142	($348,281)	($12,036,835)	$58,038,438
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six Months Ended
July 31,
2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$2,424,666	$2,918,127
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	730,184	779,082
Deferred income taxes	(1,415)	(7,129)
Allowance for doubtful accounts	43,052	53,813
(Increase) decrease in operating assets:
Accounts receivable	865,681	(1,388,503)
Inventories	(691,701)	(214,657)
Prepaid expenses, deposits and other current assets	343,568	299,032
Other assets	(4,734)	(4,674)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,175,236)	1,692,272
Customers’ advances	(355,780)	622,565
Other non-current liabilities	(6,788)	1,098
Net cash provided by operating activities	2,171,497	4,751,026

Cash flows from investing activities
Acquisitions of property and equipment	(504,055)	(505,488)
Net cash (used in) investing activities	(504,055)	(505,488)

Cash flows from financing activities
Reduction of debt	(918,463)	(918,463)
Exercise of stock options	641,872	-
Payment of dividends	(1,209,101)	(1,118,947)
Purchase of treasury shares	(481,687)	-
Net cash (used in) financing activities	(1,967,379)	(2,037,410)
Effect of exchange rate changes on cash	(31,435)	24,861

Net increase (decrease) in cash and cash equivalents	(331,372)	2,232,989

Cash and cash equivalents at February 1	16,996,253	13,429,367
Cash and cash equivalents at July 31	$16,664,881	$15,662,356
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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was established at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 3.1% to 3.6%, dividend yield ranging from 1.9% to 3.7%, expected volatility of the market price of the Company’s Common Stock of 32%, and an expected option life of five years.

The risk-free interest rates are based on the five-year treasury bill rates. For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The pro forma information compared to reported information for the six-month and three-month periods ended July 31, 2004 and 2003 is presented in the following table (adjusted for four-for-three stock split):

Six Months Ended July 31,	Three Months Ended July 31,
	2004	2003	2004	2003
Net Income:
As reported	$2,424,666	$2,918,127	$1,610,417	$1,568,039
Pro forma	2,319,458	2,840,714	1,557,813	1,529,333
Basic earnings per share:
As reported	$.29	$.35	$.19	$.19
Pro forma	$.28	$.34	$.19	$.18
Diluted earnings per share:
As reported	$.29	$.35	$.19	$.19
Pro forma	$.27	$.34	$.18	$.18

The pro forma effects of applying SFAS No. 123 to the six-month and three-month periods ended July 31, 2004 and 2003, may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants are at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for the same as stock options granted to employees.

Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board ("FASB") issued Finance Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities", deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its financial condition or results of operations.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued...

Reclassifications: Certain reclassifications have been made to the financial statements for the three-month and six-month periods ended July 31, 2003 to conform with the presentation of the financial statements for the three-month and six-month periods ended July 31, 2004. Such reclassifications did not have any impact on shareholders’ equity and net income as of and for the three-month and six-month periods ended July 31, 2003.

Stock Splits: On September 17, 2003, the Company’s Board of Directors declared a four-for-three stock split, effective in the form of a stock distribution on October 15, 2003 to shareholders of record on October 1, 2003. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Shareholders’ equity reflects the stock split by reclassifying from "Additional paid-in capital" to "Common shares" an amount equal to the par value of the additional shares arising from the split.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation ("Met-Pro" or the "Company") and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation, MPC Inc. and Pristine Hydrochemical Inc. Significant intercompany accounts and transactions have been eliminated.

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2004 and the results of operations for the six-month and three- month periods ended July 31, 2004 and 2003, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	July 31, 2004	January 31, 2004
Raw materials	$7,450,300	$7,069,349
Work in progress	1,250,682	1,186,898
Finished goods	4,747,214	4,498,764
	$13,448,196	$12,755,011

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended July 31,
	2004	2003
Cash paid during the period for:
Interest	$211,226	$205,699
Income taxes	1,144,297	1,252,279

NOTE 6 - OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2004	2003	2004	2003
Other, primarily interest income	$140,581	$131,720	$60,116	$67,657
Unusual charge - patent litigation	(97,792)	(420,967)	(20,131)	(244,286)
	$42,789	($289,247)	$39,985	($176,629)

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

Financial information by business segment is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2004	2003	2004	2003
Net sales
Product recovery/pollution control equipment	$21,655,882	$23,758,091	$12,404,350	$12,306,212
Fluid handling equipment	14,328,788	11,870,387	7,945,674	6,319,997
	$35,984,670	$35,628,478	$20,350,024	$18,626,209

Income from operations
Product recovery/pollution control equipment	$1,951,500	$3,473,546	$1,364,412	$1,830,249
Fluid handling equipment	1,866,393	1,464,902	1,125,725	833,916
	$3,817,893	$4,938,448	$2,490,137	$2,664,165

	July 31,	January 31,
	2004	2004
Identifiable assets
Product recovery/pollution control equipment	$42,983,174	$44,613,967
Fluid handling equipment	19,632,098	19,313,159
	62,615,272	63,927,126
Corporate	17,302,051	17,208,431
	$79,917,323	$81,135,557

NOTE 8 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

MET-PRO CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2004, and the related consolidated statements of operations for the six-month and three-month periods ended July 31, 2004 and 2003 and shareholders’ equity and cash flows for the six-month periods ended July 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
August 19, 2004

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Six Months Ended				Three Months Ended
	July 31,				July 31,
	2004		2003		2004		2003
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	68.1%		63.8%		68.5%		64.3%
Gross profit	31.9%		36.2%		31.5%		35.7%

Selling expenses	10.9%		10.7%		9.7%		10.2%
General and administrative expenses	10.4%		11.6%		9.6%		11.2%
Income from operations	10.6%		13.9%		12.2%		14.3%

Interest expense	(.5%	)	(.6%	)	(.4%	)	(.6%	)
Other income/(expense), net	.1%		(.9%	)	.2%		(.9%	)
Income before taxes	10.2%		12.4%		12.0%		12.8%

Provision for taxes	3.5%		4.2%		4.1%		4.4%
Net income	6.7%		8.2%		7.9%		8.4%

Six Months Ended July 31, 2004 vs Six Months Ended July 31, 2003

Net sales for the six-month period ended July 31, 2004 were $35,984,670 compared to $35,628,478 for the six-month period ended July 31, 2003, an increase of $356,192 or 1.0%. Sales in the Fluid Handling Equipment segment were $14,328,788 or 20.7% higher than the six-month period ended July 31, 2003. Sales in the Product Recovery/Pollution Control Equipment segment were $21,655,882 or 8.8% lower than the six-month period ended July 31, 2003. The decreased sales in the Product Recovery/Pollution Control Equipment segment have been, and continue to be, adversely impacted by the delayed issuance of expected customer purchase orders for several large dollar projects. This has also resulted in a decreased backlog.

Backlog at July 31, 2004 totaled $8,789,040 compared to $10,294,479 at July 31, 2003. In addition, at July 31, 2004, the Company had orders of $4,295,130 compared to $9,725,346 at July 31, 2003, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the six-month period ended July 31, 2004 was $2,424,666 compared to $2,918,127 for the six-month period ended July 31, 2003, a decrease of $493,461 or 16.9%. The decrease in net income is principally related to a combination of lower gross margins as a result of product mix, pricing pressures and higher raw material costs, and lower sales in the Product Recovery/Pollution Control Equipment segment resulting from the delayed issuance of expected customer purchase orders for several large dollar projects.

The gross margin for the six-month period ended July 31, 2004 was 31.9% versus 36.2% for the same period in the prior year due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expense increased $85,973 during the six-month period ended July 31, 2004 compared to the same period last year. Selling expense as a percentage of net sales was 10.9% for the six-month period ended July 31, 2004 compared to 10.7% for the same period last year.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

General and administrative expense was $3,749,263 for the six-month period ended July 31, 2004 compared to $4,134,521 for the same period last year, a decrease of $385,258. General and administrative expense as a percentage of net sales was 10.4% for the six-month period ended July 31, 2004 compared to 11.6% for the same period last year. This decrease is related in part to a decrease in accruals for our management incentive program.

Interest expense was $186,942 for the six-month period ended July 31, 2004 compared to $227,797 for the same period in the prior year, a decrease of $40,855. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $42,789 for the six-month period ended July 31, 2004 compared to other expense, net of $289,247 in the same period in the prior year. This change is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed on a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 are expected to be material in the fiscal year ending January 31, 2005.

The effective tax rate for the six-month periods ended July 31, 2004 and July 31, 2003 was 34.0%.

Three Months Ended July 31, 2004 vs Three Months Ended July 31, 2003

Net sales for the three-month period ended July 31, 2004 were $20,350,024 compared to $18,626,209 for the three-month period ended July 31, 2003, an increase of $1,723,815 or 9.3%. Sales in the Product Recovery/Pollution Control Equipment segment were $12,404,350 or slightly higher than the three-month period ended July 31, 2003. Sales in the Fluid Handling Equipment segment were $7,945,674 or 25.7% higher compared to the three-month period ended July 31, 2003.

Net income for the three-month period ended July 31, 2004 was $1,610,417 compared to $1,568,039 for the three-month period ended July 31, 2003, an increase of $42,378 or 2.7%.

The gross margin for the three-month period ended July 31, 2004 was 31.5% compared to 35.7% for the same period last year, due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expenses increased $72,653 during the three-month period ended July 31, 2004 compared to the same period last year. As a percentage of net sales, selling expenses were 9.7% for the three-month period ended July 31, 2004 compared to 10.2 % for the same period last year.

General and administrative expense was $1,946,955 for the three-month period ended July 31, 2004 compared to $2,092,885 for the three-month period ended July 31, 2003, a decrease of $145,930. General and administrative expense for the three-month period ended July 31, 2004 was 9.6% of net sales, compared to 11.2% of net sales for the same period last year. This decrease is related in part to a decrease in accruals for our management incentive program.

Interest expense was $90,095 for the three-month period ended July 31, 2004 compared to $111,719 for the same period in the prior year, a decrease of 19.4%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $39,985 for the three-month period ended July 31, 2004 compared to other expense, net of $176,629 in the same period in the prior year. This change is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed on a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 are expected to be material in the fiscal year ending January 31, 2005.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

The effective tax rate for the three-month periods ended July 31, 2004 and July 31, 2003 was 34.0%.

Liquidity:

The Company’s cash and cash equivalents were $16,664,881 on July 31, 2004 compared to $16,996,253 on January 31, 2004, a decrease of $331,372. This decrease is the net result of the positive cash flows provided by operating activities of $2,171,497 and the exercise of stock options amounting to $641,872, offset by payments of the quarterly cash dividends amounting to $1,209,101, purchase of treasury shares amounting to $481,687, payments on long-term debt totaling $918,463, exchange rate changes of $31,435 and investment in property and equipment amounting to $504,055. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $15,636,284 on July 31, 2004 compared to $16,608,344 on January 31, 2004, which represents a decrease of $972,060. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,448,196 on July 31, 2004 compared to $12,755,011 on January 31, 2004, an increase of $693,185. Inventory balances fluctuate depending on the size and timing of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $12,652,916 on July 31, 2004 compared to $14,229,463 on January 31, 2004, a decrease of $1,576,547. A decrease in accounts payable, accrued expenses and customers’ advances accounted for this decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of July 31, 2004 and January 31, 2004, working capital was $34,562,909 and $33,943,966, respectively, and the current ratio was 3.7 and 3.4, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2004 amounted to $2,171,497 compared with $4,751,026 in the six-month period ended July 31, 2003, a decrease of $2,579,529. This decrease in cash flows from operating activities was due principally to (i) the increase in inventory and (ii) the decrease in net income, accounts payable and accrued expenses, and customers’ advances, which were offset by the decrease in accounts receivable.

Cash flows used in investing activities during the six-month period ended July 31, 2004 amounted to $504,055 compared with $505,488 for the six-month period ended July 31, 2003. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments during both years.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2004 utilized $1,967,379 of available resources compared to $2,037,410 for the six-month period ended July 31, 2003. The 2004 activity is the result of the payments of the quarterly cash dividends amounting to $1,209,101, purchase of treasury shares amounting to $481,687 and the reduction of long-term debt totaling $918,463, offset by the exercise of stock options amounting to $641,872.

The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record as of February 27, 2004, May 28, 2004 and August 27, 2004, respectively.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

The Company’s revenues are generally recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

Cautionary Statement Concerning Forward-Looking Statements:

Our prospects are subject to certain uncertainties and risk. This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the Federal securities laws. These forward looking statements may be identified by words describing our beliefs or expectations, such as where we say that we "believe", "expect" or "anticipate", or where we characterize something in a manner in which there is an express or implicit reference to the future, such as "non-recurring" or "unusual". The content of the other statements may indicate that the statement is "forward-looking". We claim the "safe harbor" provided by The Private Securities Reform Act of 1995 for forward-looking statements.

Our future financial condition and results of operations may differ materially from our current financial condition and results of operations, and actual financial condition and results of operations could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one time events, other important factors disclosed previously and from time to time in Met-Pro’s other filings with the Securities and Exchange Commission. Additionally, there are certain risks associated with the ownership of our stock, such as its limited trading volume and liquidity, which we believe results in certain price volatility and fluctuation.

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, has experienced declining performance during the last several years due primarily to a general weakness in its served markets. During the fiscal year ended January 31, 2004, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred. However, if Flex-Kleen’s performance does not improve sufficiently in the current fiscal year, we may be required to write off some or all of the goodwill;

•	materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
•	material changes in available technology;
•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix and the cost of materials, with effect on margins;
•	changes in our existing management;
•	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;
•	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
•	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
•	adverse developments in the asbestos cases that have been filed against the Company, including without limitations adverse developments in the availability of insurance coverage in these cases;
•	the effect of acquisitions and other strategic ventures;
•	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
•	the cancellation or delay of purchase orders or shipments;
•	losses related to international sales; and/or
•	failure in execution of acquisition strategy.

MET-PRO CORPORATION

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We have no disclosure to make with respect to this Item.

Item 4.  Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2004.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934) during the second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on a mass basis by large numbers of plaintiffs against a large number of industrial companies in the pump and fluid handling industries, and beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in a number of such cases, predominantly in Mississippi. The allegations against the Company and/or this division are vague, general and speculative, but in general allege that the Company, or the division, along with the numerous other defendants, sold asbestos-containing products that caused injuries and loss to the plaintiffs. The Company and/or the division has been voluntarily dismissed from several cases and has obtained summary judgment dismissal in several other cases, on the basis of the failure of the plaintiff to establish exposure to any of the Company’s or the division’s products. Most of these cases have not advanced beyond the early stages of discovery, although several cases are scheduled for trial during the current fiscal year. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

MET-PRO CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2004:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2004	0	$ -	0	216,763
June 1-30, 2004	0	-	0	216,763
July 1-31, 2004	0	-	0	216,763
Total	0	$ -	0	216,763

(1)	On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 400,000 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 9, 2004. At that meeting, two proposals were submitted to a vote of the Company’s shareholders. Proposal 1 was a proposal to elect three Directors (with Raymond J. De Hont, Nicholas DeBenedictis and William L. Kacin being the nominees) to serve until the 2007 Annual Meeting of Shareholders. Proposal 2 was to ratify the selection of Margolis & Company P.C. as independent certified public accountants for the Company’s fiscal year ending January 31, 2005.

At the close of business on the record date for the meeting (which was April 21, 2004), there were 8,349,940 Common Shares outstanding and entitled to be voted at the meeting. Holders of 7,809,898 Common Shares (representing a like number of votes) were present at the meeting, either in person or by proxy.

MET-PRO CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders continued...

The following table sets forth the results of the voting on each of the proposals:

	Number of Votes
			Abstain/ Broker
Proposals	For	Against	Non Vote
Proposal 1 - Election of Directors
Raymond J. De Hont	6,806,204	1,003,694	-
Nicholas DeBenedictis	7,468,294	341,604	-
William L. Kacin	6,156,053	1,653,845	-

Proposal 2 - Selection of Margolis & Company P.C. as
Independent Certified Public Accountants	7,778,045	4,625	27,228

Consequently, all proposals were adopted by the shareholders.

Item 5.  Other Information

(a)	Disclosure pursuant to Item 5.02 of Form 8-K/Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:

On May 26, 2004, Jeffrey H. Nicholas, a Director of the Company, resigned as part of a plan to effect early compliance with the New York Stock Exchange listing standards requiring a majority of independent directors.

On May 26, 2004, the Board of Directors of the Company appointed George H. Glatfelter II and Constantine N. Papadakis to the Board of Directors. Mr. Glatfelter was appointed to the class of Directors whose term of office expires with the 2006 Annual Meeting of Shareholders, and is a member of the Audit Committee. Dr. Papadakis was appointed to the class of Directors whose term of office expires with the 2005 Annual Meeting of Shareholders, and is a member of the Compensation and Stock Option Committee. The Board considers both Mr. Glatfelter and Dr. Papadakis to be "independent" for purposes of New York Stock Exchange listings requirements.

(b)
On May 26, 2004, the Board of Directors adopted revised Corporate Governance Guidelines. These guidelines include procedures for the nomination by security holders of nominees to our Board of Directors. These Corporate Governance Guidelines are posted on our website at www.met-pro.com.

Item 6.  Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certification of Chief Executive Officer,
under Section 302 of the
Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer,
under Section 302 of the
Sarbanes-Oxley Act of 2002.*

MET-PRO CORPORATION

Item 6.  Exhibits continued...

Exhibit No.	Description

32.1	Certification of Chief Executive Officer,
Pursuant 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer,
Pursuant 18 U.S.C. Section 1350.*

* Filed herewith.

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

September 8, 2004	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

September 8, 2004	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

