Form 10-Q
period 2004-10-31
MET PRO CORP
filed 2004-12-08
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2004	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2004 the Registrant had 8,366,206 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

1

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2004	2004
Current assets
Cash and cash equivalents	$17,587,019	$16,996,253
Accounts receivable, net of allowance for doubtful
accounts of approximately $285,000 and
$208,000, respectively	14,937,212	16,608,344
Inventories	13,898,907	12,755,011
Prepaid expenses, deposits and other current assets	1,134,156	1,209,395
Deferred income taxes	604,426	604,426
Total current assets	48,161,720	48,173,429

Property, plant and equipment, net	11,198,917	11,514,199
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	643,468	649,016
Total assets	$80,803,018	$81,135,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,507,585	$1,533,866
Accounts payable	4,655,607	5,073,554
Accrued salaries, wages and expenses	6,313,854	6,542,306
Dividend payable	648,381	602,755
Customers' advances	192,142	476,982
Total current liabilities	13,317,569	14,229,463

Long-term debt	4,115,998	5,447,869
Other non-current liabilities	40,465	38,818
Deferred income taxes	1,191,179	1,148,673
Total liabilities	18,665,211	20,864,823

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 shares issued,
of which 1,268,750 and 1,311,679 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,929,993	7,955,459
Retained earnings	65,270,486	63,727,425
Accumulated other comprehensive loss	(164,789)	(328,616)
Treasury shares, at cost	(11,861,379)	(12,047,030)
Total shareholders' equity	62,137,807	60,270,734
Total liabilities and shareholders' equity	$80,803,018	$81,135,557
See accompanying notes to consolidated financial statements.

2
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Nine Months Ended October 31,		Three Months Ended October 31,
	2004	2003	2004	2003
Net sales	$53,390,830	$55,440,022	$17,406,160	$19,811,544
Cost of goods sold	36,586,442	35,606,780	12,065,367	12,861,737
Gross profit	16,804,388	19,833,242	5,340,793	6,949,807

Operating expenses
Selling	5,759,178	5,903,475	1,862,739	2,093,009
General and administrative	5,725,878	6,036,950	1,976,615	1,902,429
	11,485,056	11,940,425	3,839,354	3,995,438
Income from operations	5,319,332	7,892,817	1,501,439	2,954,369

Interest expense	(273,098)	(336,868)	(86,156)	(109,071)
Other income/(expense), net	111,850	(626,168)	69,061	(336,922)
Income before taxes	5,158,084	6,929,781	1,484,344	2,508,376

Provision for taxes	1,753,747	2,356,125	504,673	852,847
Net income	$3,404,337	$4,573,656	$979,671	$1,655,529

Earnings per share, basic (1) (2)	$.41	$.55	$.12	$.20

Earnings per share, diluted (1) (3)	$.40	$.55	$.12	$.20

Cash dividend per share - declared (1) (4)	$.2225	$.2075	$.0775	$.0725

Cash dividend per share - paid (1)(4)	$.2175	$.2025	$.0725	$.0675

(1)    On September 17, 2003, the Board of Directors declared a four-for-three stock split which was effective on October 15, 2003 to shareholders of record on October 1, 2003. All references in the financial statements to per share amounts and number of shares outstanding have been restated to reflect the effect of the stock split.

(2)    Basic earnings per share are based upon the weighted average number of shares outstanding of 8,356,903 and 8,291,748 in the nine-month periods ended October 31, 2004 and 2003, respectively, and 8,355,629 and 8,290,133 in the three-month periods ended October 31, 2004 and 2003, respectively.

(3)    Diluted earnings per share are based upon the weighted average number of shares outstanding of 8,467,680 and 8,371,848 in the nine-month periods ended October 31, 2004 and 2003, respectively, and 8,469,833 and 8,363,065 in the three-month periods ended October 31, 2004 and 2003, respectively.

(4)   The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record as of February 27, 2004, May 28, 2004 and August 27, 2004, respectively, and a quarterly dividend of $.0775 per share payable on December 9, 2004 to shareholders of record on November 26, 2004. Quarterly dividends of $.0675 per share were payable on March 10, 2003, June 9, 2003 and September 9, 2003 to shareholders of record as of February 21, 2003, May 23, 2003 and August 27, 2003, respectively.

See accompanying notes to consolidated financial statements.

3
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	3,404,337	-	-
Cumulative translation adjustment	-	-	-	77,393	-
Interest rate swap,
net of tax of ($44,527)	-	-	-	86,434	-
Total comprehensive income						3,568,164

Dividends paid, $.1450 per share	-	-	(1,212,895)	-	-	(1,212,895)
Dividends declared, $.0775 per
share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(25,466)	-	-	667,338	641,872
Purchase of 28,717 shares of
treasury stock	-	-	-	-	(481,687)	(481,687)
Balances, October 31, 2004	$963,496	$7,929,993	$65,270,486	($164,789)	($11,861,379)	$62,137,807

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	-	-	4,573,656	-	-
Cumulative translation adjustment	-	-	-	215,274	-
Interest rate swap,
net of tax of ($46,198)	-	-	-	68,623	-
Total comprehensive income						4,857,553

Stock split four-for-three	240,866	(240,866)	-	-	-	-
Cash in lieu of fractional shares	-	(1,421)	-	-	-	(1,421)
Dividends paid, $.1350 per share	-	-	(1,119,253)	-	-	(1,119,253)
Dividends declared, $.0725 per
share	-	-	(604,091)	-	-	(604,091)
Stock option transactions	-	(25,452)	-	-	423,457	398,005
Purchase of 31,768 shares of
treasury stock	-	-	-	-	(398,005)	(398,005)
Balances, October 31, 2003	$963,496	$7,929,043	$62,555,579	($258,062)	($12,011,383)	$59,178,673
See accompanying notes to consolidated financial statements.

4
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended
October 31,
2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$3,404,337	$4,573,656
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,105,463	1,175,381
Deferred income taxes	(2,021)	(7,736)
(Gain) loss on sale of property and equipment, net	(1,650)	21,909
Allowance for doubtful accounts	76,914	45,170
(Increase) decrease in operating assets:
Accounts receivable	1,665,238	(2,575,609)
Inventories	(1,031,531)	243,050
Prepaid expenses, deposits and other current assets	79,159	(97,549)
Other assets	(19,502)	(6,564)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(750,110)	3,261,231
Customers’ advances	(287,805)	471,058
Other non-current liabilities	1,648	1,648
Net cash provided by operating activities	4,240,140	7,105,645

Cash flows from investing activities
Proceeds from sale of equipment	1,650	-
Acquisitions of property and equipment	(734,576)	(1,101,598)
Net cash (used in) investing activities	(732,926)	(1,101,598)

Cash flows from financing activities
Reduction of debt	(1,227,190)	(1,227,695)
Exercise of stock options	641,872	398,005
Payment of dividends	(1,815,651)	(1,678,421)
Purchase of treasury shares	(481,687)	(398,005)
Cash in lieu of fractional shares	-	(1,421)
Net cash (used in) financing activities	(2,882,656)	(2,907,537)
Effect of exchange rate changes on cash	(33,792)	51,980

Net increase in cash and cash equivalents	590,766	3,148,490

Cash and cash equivalents at February 1	16,996,253	13,429,367
Cash and cash equivalents at October 31	$17,587,019	$16,577,857
See accompanying notes to consolidated financial statements.

5
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

The pro forma information compared to reported information for the nine-month and three-month periods ended October 31, 2004 and 2003 is presented in the following table (adjusted for four-for-three stock split):

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net Income:
As reported	$3,404,337	$4,573,656	$979,671	$1,655,529
Pro forma	3,246,525	4,457,538	927,067	1,616,824
Basic earnings per share:
As reported	$.41	$.55	$.12	$.20
Pro forma	$.39	$.54	$.11	$.20
Diluted earnings per share:
As reported	$.40	$.55	$.12	$.20
Pro forma	$.38	$.53	$.11	$.19

The pro forma effects of applying SFAS No. 123 to the nine-month and three-month periods ended October 31, 2004 and 2003, may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants are at the discretion of the Company’s Board of Directors and cannot be assured.

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

6
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued...

Reclassifications: Certain reclassifications have been made to the financial statements for the three-month and nine-month periods ended October 31, 2003 to conform with the presentation of the financial statements for the three-month and nine-month periods ended October 31, 2004. Such reclassifications did not have any impact on shareholders’ equity and net income as of and for the three-month and nine-month periods ended October 31, 2003.

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

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2004 and the results of operations for the nine-month and three-month periods ended October 31, 2004 and 2003, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

7
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2004	2004
Raw materials	$7,703,343	$7,069,349
Work in progress	1,293,341	1,186,898
Finished goods	4,902,223	4,498,764
	$13,898,907	$12,755,011

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended October 31,
	2004	2003
Cash paid during the period for:
Interest	$256,991	$303,996
Income taxes	1,536,352	2,018,428

NOTE 6 - OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
(Loss)/gain on sale of property and
equipment	$1,650	($21,909)	$1,650	$0
Other, primarily interest income	226,742	175,015	86,161	21,385
Unusual charge - patent litigation	(116,542)	(779,274)	(18,750)	(358,307)
	$111,850	($626,168)	$69,061	($336,922)

8
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

Financial information by business segment is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net sales
Product recovery/pollution control equipment	$31,556,277	$37,257,235	$9,900,395	$13,499,144
Fluid handling equipment	21,834,553	18,182,787	7,505,765	6,312,400
	$53,390,830	$55,440,022	$17,406,160	$19,811,544

Income from operations
Product recovery/pollution control equipment	$2,522,779	$5,689,106	$571,279	$2,215,560
Fluid handling equipment	2,796,553	2,203,711	930,160	738,809
	$5,319,332	$7,892,817	$1,501,439	$2,954,369

	October 31,	January 31,
	2004	2004
Identifiable assets
Product recovery/pollution control equipment	$42,865,280	$44,613,967
Fluid handling equipment	19,885,789	19,313,159
	62,751,069	63,927,126
Corporate	18,051,949	17,208,431
	$80,803,018	$81,135,557

NOTE 8 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

9
MET-PRO CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2004, and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2004 and 2003 and shareholders’ equity and cash flows for the nine-month periods ended October 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
November 18, 2004

10
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5%	64.2%	69.3%	64.9%
Gross profit	31.5%	35.8%	30.7%	35.1%

Selling expenses	10.8%	10.7%	10.7%	10.6%
General and administrative expenses	10.7%	10.9%	11.4%	9.6%
Income from operations	10.0%	14.2%	8.6%	14.9%

Interest expense	(.5%)	(.6%)	(.5%)	(.5%)
Other income/(expense), net	.2%	(1.1%)	.4%	(1.7%)
Income before taxes	9.7%	12.5%	8.5%	12.7%

Provision for taxes	3.3%	4.3%	2.9%	4.3%
Net income	6.4%	8.2%	5.6%	8.4%

Nine Months Ended October 31, 2004 vs Nine Months Ended October 31, 2003

Net sales for the nine-month period ended October 31, 2004 were $53,390,830 compared to $55,440,022 for the nine-month period ended October 31, 2003, a decrease of $2,049,192 or 3.7%. Sales in the Fluid Handling Equipment segment were $21,834,553 or 20.1% higher than the nine-month period ended October 31, 2003. Sales in the Product Recovery/Pollution Control Equipment segment were $31,556,277 or 15.3% lower than the nine-month period ended October 31, 2003. The decreased sales in the Product Recovery/Pollution Control Equipment segment have been, and continue to be, adversely impacted by an overall softness in the higher dollar capital equipment and systems markets, combined with unusual customer delays in issuing expected purchase orders for several large dollar projects. Purchase orders for several of these projects, totaling approximately $5.5 million ($3.1 million is currently in backlog while the remaining $2.4 million of these purchase orders are awaiting engineering drawing approval), were received during the third quarter; however, none of these projects are scheduled to ship until our next fiscal year.

Backlog at October 31, 2004 totaled $11,698,164 compared to $10,606,653 at October 31, 2003. In addition, at October 31, 2004, the Company had orders of $6,485,255 compared to $5,488,629 at October 31, 2003, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the nine-month period ended October 31, 2004 was $3,404,337 compared to $4,573,656 for the nine-month period ended October 31, 2003, a decrease of $1,169,319 or 25.6%. The decrease in net income was primarily impacted by a continued slowness in the purchase of higher dollar value capital equipment and systems, as well as atypical customer delays in issuing expected purchase orders for a number of large projects in our Product Recovery/Pollution Control Equipment segment. In addition, net income was adversely impacted by product mix, competitive pricing pressures, and higher raw material and in-bound freight costs in both operating segments, combined with an unusual profit erosion sustained on a Product Recovery/Pollution Control Equipment segment project which reduced our net income by approximately $260,000.

11
MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

The gross margin for the nine-month period ended October 31, 2004 was 31.5% compared to 35.8% for the same period in the prior year due to lower gross margins experienced in both operating segments. The decrease in gross margin is principally due to product mix, competitive pricing pressures, and higher raw material and in-bound freight costs, combined with the profit erosion sustained on the Product Recovery/Pollution Control project previously mentioned which accounted for a 0.7% reduction in the gross margin for the nine-month period.

Selling expense decreased $144,297 during the nine-month period ended October 31, 2004 compared to the same period last year. Selling expense as a percentage of net sales was 10.8% for the nine-month period ended October 31, 2004 compared to 10.7% for the same period last year.

General and administrative expense was $5,725,878 for the nine-month period ended October 31, 2004 compared to $6,036,950 for the same period last year, a decrease of $311,072. General and administrative expense as a percentage of net sales was 10.7% for the nine-month period ended October 31, 2004 compared to 10.9% for the same period last year. This decrease is related in part to decreases in payroll and accruals for our management incentive program.

Interest expense was $273,098 for the nine-month period ended October 31, 2004 compared to $336,868 for the same period in the prior year, a decrease of $63,770. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $111,850 for the nine-month period ended October 31, 2004 compared to other expense, net, of $626,168 in the same period in the prior year. This change is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 are expected to be material in the fiscal year ending January 31, 2005.

The effective tax rate for the nine-month periods ended October 31, 2004 and October 31, 2003 was 34.0%.

Three Months Ended October 31, 2004 vs Three Months Ended October 31, 2003

Net sales for the three-month period ended October 31, 2004 were $17,406,160 compared to $19,811,544 for the three-month period ended October 31, 2003, a decrease of $2,405,384 or 12.1%. Sales in the Fluid Handling Equipment segment were $7,505,765 or 18.9% higher compared to the three-month period ended October 31, 2003. Sales in the Product Recovery/Pollution Control Equipment segment were $9,900,395 or 26.7% lower than the three-month period ended October 31, 2003. The decreased sales in the Product Recovery/Pollution Control Equipment segment have been, and continue to be, adversely impacted by an overall softness in the higher dollar capital equipment and systems markets, combined with unusual customer delays in issuing expected purchase orders for several large dollar projects. Purchase orders for several of these projects, totaling approximately $5.5 million ($3.1 million is currently in backlog while the remaining $2.4 million of these purchase orders are awaiting engineering drawing approval), were received during the third quarter; however, none of these projects are scheduled to ship until our next fiscal year.

Net income for the three-month period ended October 31, 2004 was $979,671 compared to $1,655,529 for the three-month period ended October 31, 2003, a decrease of $675,858. The decrease in net income was primarily impacted by a continued slowness in the purchase of higher dollar value capital equipment and systems, as well as atypical customer delays in issuing expected purchase orders for a number of large projects in our Product Recovery/Pollution Control Equipment segment. In addition, net income was adversely impacted by product mix, competitive pricing pressures, and higher raw material and in-bound freight costs in both operating segments, combined with the profit erosion sustained on a Product Recovery/Pollution Control Equipment segment project which reduced our net income by approximately $260,000.

The gross margin for the three-month period ended October 31, 2004 was 30.7% compared to 35.1% for the same period last year, due to lower gross margins experienced in both operating segments. The decrease in gross margin is principally due to product mix, competitive pricing pressures, and higher raw material and in-bound freight costs, combined with an unusual profit erosion sustained on the Product Recovery/Pollution Control project previously mentioned which accounted for a 2.3% reduction in the gross margin for the three-month period.

12
MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

Selling expenses decreased $230,270 during the three-month period ended October 31, 2004 compared to the same period last year. As a percentage of net sales, selling expenses were 10.7% for the three-month period ended October 31, 2004 compared to 10.6% for the same period last year. This decrease is related in part to decreases in salesmen commissions and advertising costs.

General and administrative expense was $1,976,615 for the three-month period ended October 31, 2004 compared to $1,902,429 for the three-month period ended October 31, 2003, an increase of $74,186. General and administrative expense for the three-month period ended October 31, 2004 was 11.4% of net sales, compared to 9.6% of net sales for the same period last year.

Interest expense was $86,156 for the three-month period ended October 31, 2004 compared to $109,071 for the same period in the prior year, a decrease of 21.0%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $69,061 for the three-month period ended October 31, 2004 compared to other expense, net, of $336,922 in the same period in the prior year. This change is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 are expected to be material in the fiscal year ending January 31, 2005.

The effective tax rate for the three-month periods ended October 31, 2004 and October 31, 2003 was 34.0%.

Liquidity:

The Company’s cash and cash equivalents were $17,587,019 on October 31, 2004 compared to $16,996,253 on January 31, 2004, an increase of $590,766. This increase is the net result of the positive cash flows provided by operating activities of $4,240,140, the exercise of stock options amounting to $641,872 and the proceeds from the sale of equipment totaling $1,650, offset by payments of the quarterly cash dividends amounting to $1,815,651, purchase of treasury shares amounting to $481,687, payments on long-term debt totaling $1,227,190, exchange rate changes of $33,792 and investment in property and equipment amounting to $734,576. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $14,937,212 on October 31, 2004 compared to $16,608,344 on January 31, 2004, which represents a decrease of $1,671,132. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $13,898,907 on October 31, 2004 compared to $12,755,011 on January 31, 2004, an increase of $1,143,896. Inventory balances fluctuate depending on the size and shipment of orders, and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $13,317,569 on October 31, 2004 compared to $14,229,463 on January 31, 2004, a decrease of $911,894. A decrease in accounts payable, accrued expenses and customers’ advances accounted for this decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of October 31, 2004 and January 31, 2004, working capital was $34,844,151 and $33,943,966, respectively, and the current ratio was 3.6 and 3.4, respectively.

13
MET-PRO CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations continued...

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2004 amounted to $4,240,140 compared with $7,105,645 in the nine-month period ended October 31, 2003, a decrease of $2,865,505. This decrease in cash flows from operating activities was due principally to (i) the increase in inventory and (ii) the decrease in net income, accounts payable and accrued expenses, and customers’ advances, which were offset by the decrease in accounts receivable.

Cash flows used in investing activities during the nine-month period ended October 31, 2004 amounted to $732,926 compared with $1,101,598 for the nine-month period ended October 31, 2003. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments during both years.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2004 utilized $2,882,656 of available resources compared to $2,907,537 for the nine-month period ended October 31, 2003. The 2004 activity is the result of the payments of the quarterly cash dividends amounting to $1,815,651, the purchase of treasury shares amounting to $481,687 and the reduction of long-term debt totaling $1,227,190, offset by the exercise of stock options amounting to $641,872.

The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record as of February 27, 2004, May 28, 2004 and August 27, 2004, respectively, and a quarterly dividend of $.0775 per share payable on December 9, 2004 to shareholders of record as of November 26, 2004.

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
•
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the imposition of punitive damages or other adverse developments in the availability of insurance coverage;

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

15
MET-PRO CORPORATION

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

We have no disclosure to make with respect to this Item.

Item 4.    Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2004.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934) during the second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Certain of the statements made in this Item 1 (and elsewhere in this Report) are "forward-looking" statements which are subject to the considerations set forth in "Cautionary Statement Regarding Forward-Looking Statements" elsewhere in this Report.

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on both a single plaintiff and on a mass basis by large numbers of plaintiffs against a large number of industrial companies including those in the pump and fluid handling industries, and beginning in 2002 and continuing through the date of this Report, the Company and/or one of its divisions began to be named as one of many defendants in a number of such cases, predominantly in Mississippi. The allegations against the Company and/or this division are vague, general and speculative, but in general allege that the Company, or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division has resolved and been dismissed from a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases have been scheduled for trial. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

16
MET-PRO CORPORATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not Applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2004:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2004	0	$ -	0	216,763
September 1-30, 2004	0	-	0	216,763
October 1-31, 2004	0	-	0	216,763
Total	0	$ -	0	216,763

(1)	On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 400,000 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

17
MET-PRO CORPORATION

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification of Chief Executive Officer, Pursuant 18 U.S.C. Section 1350.*

	32.2	Certification of Chief Financial Officer, Pursuant 18 U.S.C. Section 1350.*

* Filed herewith.

18
MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

December 8, 2004	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 8, 2004	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

19