Form 10-K
period 2005-01-31
MET PRO CORP
filed 2005-04-13
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
or
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: January 31, 2005	Commission file number 001-07763
MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P. O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 723-6751

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Shares, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.10 per share
(Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).   Yes   X      No ___

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $118,047,167

The number of Registrant’s outstanding Common Shares was 8,388,575 as of April 13, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A
in connection with Registrant’s Annual Meeting of Shareholders to be held on June 8, 2005	III

PART IV
Item 15.	Exhibits and Financial Statement Schedules	45

SIGNATURES		48

Index

FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements; Factors That May Affect Future Results.” Readers should also carefully review the risk factors described in the other documents Met-Pro files from time to time with the Securities and Exchange Commission.

PART I

Item 1.  Business:

General:

Met-Pro Corporation (“Met-Pro” or the “Company”), incorporated in the State of Delaware on March 30, 1966 and reincorporated in the State of Pennsylvania on July 31, 2003, manufactures and sells product recovery and pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company, which operates through ten divisions and five wholly-owned subsidiaries, markets and sells its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company’s products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company’s Common Shares began trading on the New York Stock Exchange, where it currently trades under the symbol “MPR”.

The Company’s principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. Our website address is www.met-pro.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.met-pro.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations - Corporate Governance” captions. Copies will also be provided to any shareholder upon written request to the Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

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

Product Recovery/Pollution Control Equipment Segment

This segment is composed of the following seven divisions and/or subsidiaries of the Company: Flex-Kleen Division, Stiles-Kem Division, Pristine Hydrochemical Inc., Sethco Division, Strobic Air Corporation, Duall Division and Systems Division.

Flex-Kleen Division, located in Itasca, Illinois, operating with the Company’s wholly-owned subsidiary, Flex-Kleen Canada Inc., is a leading supplier of product recovery and dry particulate collectors that are used primarily in the process of manufacturing industrial and consumer goods, food products and pharmaceuticals. While some of Flex-Kleen’s products are used for nuisance collection of particulates to conform to environmental concerns, the larger portion of its sales activity is for product collection and is process driven. Flex-Kleen’s products are sold through manufacturer’s representatives located across the United States and Canada.

Index

Stiles-Kem Division, operating with the Company’s wholly-owned subsidiary, Pristine Hydrochemical Inc., located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds which have been used in the public drinking water industry since 1955. Stiles-Kem’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems. Stiles-Kem’s products have also been used extensively to help municipalities meet soluble lead and copper limits in drinking water. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines. The division also markets a line of Bio-Purge™ products for drinking well water remediation.

Pristine Hydrochemical’s product line includes PHI coagulant and flocculent polymer products for both municipal and industrial applications as well as a chlorine dioxide treatment program for municipal drinking water sterilization, which improves water clarity, reduces sludge volume and also helps customers reduce trihalomethane formation as required by the EPA. In addition, Pristine Hydrochemical sells boiler and water cooling chemicals and services to industrial and commercial markets allowing customers to maximize their heat transfer efficiency and save operating revenues through energy conservation.

Both Stiles-Kem’s and Pristine Hydrochemical’s products are sold directly through regional sales representatives or agents and through a network of distributors located in the United States and Canada, and both offer technical and laboratory customer support from the Waukegan facilities.

Sethco Division, located on Long Island, New York, designs, manufactures and sells corrosion resistant pumps, filter chambers and filter systems with flow rates to about 250 gallons per minute. These products are used extensively in the metal finishing, electronics, chemical processing and waste water treatment industries. Sethco’s products are sold directly through regional sales managers and through a worldwide network of non-exclusive distributors, catalog houses and original equipment manufacturers.

Strobic Air Corporation, located in Harleysville, Pennsylvania, designs and manufactures patented laboratory fume hood exhaust systems and specialty blowers and industrial fans for industrial applications including university laboratories, hospitals, semiconductor manufacturers, government laboratories, pharmaceutical, chemical, petrochemical plants and other testing laboratory facilities. Sales, engineering and customer service are provided both internally and through a network of manufacturer’s representatives located in offices worldwide.

Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems. The Division’s major products include chemical and biological odor control systems, fume and emergency gas scrubbers, wet particulate collectors, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall’s support services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. Market specific sales managers and factory trained manufacturer’s representatives sell Duall’s engineered systems to industrial and municipal clients.

Systems Division, located in Kulpsville, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division’s air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts. These systems are custom engineered for clients in the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, ethanol, chemical, electronics, food processing and printing industries. Systems Division also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents and low temperature oxidation catalysts. Systems Division products are sold worldwide by a combination of in-house personnel and manufacturer’s representatives.

Fluid Handling Equipment Segment

This segment is composed of the following four divisions and/or subsidiaries of the Company: Mefiag, Keystone Filter Division, Dean Pump Division and Fybroc Division.

Mefiag®, operating with the Company’s wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, the Netherlands, and the Mefiag Division, located in Harleysville, Pennsylvania, designs, manufactures and sells filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished directly through regional sale representatives, qualified market-based distributors and original equipment manufacturers located throughout Europe, the United States, Asia and other major markets around the world.

Keystone Filter Division, located in Hatfield, Pennsylvania, is an established custom pleater and filter cartridge manufacturer in the United States.  The Division provides custom designed and engineered products which are currently used in a diversity of  applications

Index

such as the nuclear power industry, components in medical equipment and in indoor air quality equipment. Keystone Filter also provides standard filters for water purification and industrial applications. Sales and customer service are provided directly through regional sales managers and through a non-exclusive distributor network.

Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality pumps that handle a broad range of industrial and commercial applications. Industrial users include the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries. Commercial users include hospitals, universities and laboratories. Both groups choose Dean Pump products particularly for their high temperature applications. The Division’s products are sold worldwide through an extensive network of distributors.

Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc’s second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc’s pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). Fybroc pumps are sold to many markets including the chemical, petrochemical, pharmaceutical, fertilizer, pesticides, steel, pulp and paper, electric utility, aquaculture, aquarium, commercial marine/navy, desalination/water reuse, and industrial and municipal waste treatment industries. A worldwide distributor network provides sales, engineering and customer service.

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2005	2004	2003
United States	78.6%	82.6%	84.7%
Foreign	21.4%	17.4%	15.3%
Net Sales	100.0%	100.0%	100.0%

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

Index

Research and Development:

Due in part to the diversity of the Company’s products, research and development activities are typically initiated and conducted on a divisional or subsidiary basis, and are not centralized in the Company’s corporate offices. Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the production of product recovery/pollution control equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

Research and development expenses were $0.8 million, $0.7 million and $0.6 million for each of the years ended January 31, 2005, 2004 and 2003, respectively.

Patents and Trademarks:

The Company has a number of patents and trademarks. The Company considers these rights important to certain of its businesses, although it considers no individual right material to its business as a whole.

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

Backlog:

Generally, the Company’s customers do not enter into long-term contracts, but rather issue purchase orders that are accepted by the Company. Certain orders may be placed subject to customer approvals, such as approval of engineering drawings. The rate of booking new orders varies from month to month. In addition, the orders have varying delivery schedules, and the Company’s backlog as of any particular date may not be representative of actual revenues for any succeeding period.

The dollar amount of the Company’s backlog of orders, considered to be firm, totaled $11,663,558 and $7,332,386 as of January 31, 2005 and 2004, respectively. The Company expects that substantially all of the backlog that existed as of January 31, 2005 will be shipped during the ensuing fiscal year. The backlog amount does not include an additional $8,219,193 and $5,652,153 of orders in-house as of January 31, 2005 and 2004, respectively, which, in accordance with our longstanding policy, are not considered firm, and not included in the backlog amount, until completed engineering drawings have been approved.

Raw Materials:

The Company procures its raw materials and supplies from various sources. The Company believes it could secure substitutes for the raw materials and supplies should they become unavailable, but there are no assurances that the substitutes would perform as well or be priced as competitively. The Company has not experienced any significant difficulty in securing raw materials and supplies, and does not anticipate any significant difficulty in procurement in the coming year or foreseeable future.

Employees:

As of January 31, 2005, the Company employed 333 people, of whom 134 were involved in manufacturing, and 199 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past five years and considers its employee relations to be good.

Index

Foreign Operations:

Most of the Company’s operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, The Netherlands through its wholly-owned subsidiary, Mefiag B.V., and operates a sales office and warehouse in Barrie, Ontario, Canada through its wholly-owned subsidiary, Flex-Kleen Canada Inc. Subsequent to January 31, 2005, the Company announced that it is in the process of establishing a wholly-owned subsidiary in the People’s Republic of China to produce the Mefiag line of products initially for sale to China’s domestic plating and metal-finishing industry.

Large export sales are typically made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. The Company believes that currency fluctuation and political and economic instability do not constitute substantial risks to its business.

For information concerning foreign net sales on a segment basis, reference is made to the Consolidated Business Segment Data contained on page 26.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 51, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003. He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003. Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003. From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc Division, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by Met-Pro Corporation.

Gary J. Morgan, CPA, age 50, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

James G. Board, age 51, is Vice President of the Company and General Manager of Dean Pump and Fybroc Divisions, to which offices he was appointed in December 2000. For more than five years prior thereto, Mr. Board was employed by Tuthill Energy Systems, most recently as Director of Sales.

Thomas V. Edwards, age 51, is Vice President of the Company and General Manager of the Systems Division, to which offices he was appointed in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

Hans J. D. Huizinga, age 54, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, The Netherlands, an office to which he was appointed in August 1993. He was employed for over five years before that as Managing Director for the company whose business is now owned by Mefiag B.V.

Gregory C. Kimmer, age 50, is Vice President of the Company and General Manager of the Duall Division, to which offices he was appointed in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by the company whose business is now operated as the Duall Division.

Lewis E. Osterhoudt, age 54, is Vice President of the Company and General Manager of the Keystone Filter Division, to which offices he was appointed in June 2004. Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President. For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Robert P. Replogle, age 64, is Vice President of the Company and General Manager of Mefiag and Sethco Divisions. Mr. Replogle assumed the duties with respect to Mefiag in July 1993 and Sethco in August 2003, at which time he relinquished his position as Director of the International Sales Division.

Paul A. Tetley, age 46, is Vice President of the Company and General Manager of Strobic Air Corporation, to which offices he was appointed in December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager. Prior to his present position with the Company, Mr. Tetley held the position of Director of Operations.

Vincent J. Verdone, age 57, was elected a Vice President of the Company in February 2005, following his appointment in January 2005 as General Manager of the Company’s Stiles-Kem Division and subsidiary Pristine Hydrochemical Inc. For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

Dennis M. Wierzbicki, age 47, is Vice President of the Company, General Manager of the Flex-Kleen Division and Vice President and General Manager of Flex-Kleen Canada Inc., to which offices he was appointed in February 2003 when he joined Flex-Kleen Division. For more than five years prior thereto, Mr. Wierzbicki was employed by American Air Filter, as Vice President and General Manager of its Air Quality Equipment Division since October 2000 until he joined Flex-Kleen Division, and as Vice President of Marketing and Sales of its Global Air Filtration Division from April 1996 until October 2000.

There are no family relationships between any of the Directors or Executive Officers of the Registrant. Each officer serves at the pleasure of the Board of Directors, subject, however, to agreements we have with certain officers providing for compensation in the event of termination of employment following a change in control of the Company. See “Security Ownership of Certain Beneficial Owners and Management” referenced in Item 12 of this Report.

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status

Executive Offices,	73,000 square feet, cement	17 acres in Harleysville,	Owned
International Division,	building, with finestone facing,	Pennsylvania
Mefiag Division and	built 1976
Strobic Air Corporation

Sethco Division	30,000 square feet, cement	4 acres in Hauppauge,	Owned
	block with brick facing	Long Island, New York
built 1982

Fybroc Division	47,500 square feet, cement	8 acres in Telford,	Owned
	building with brick facing,	Pennsylvania
built 1991

Keystone Filter Division	31,000 square feet, cement	2.3 acres in Hatfield,	Owned
	block, built 1978	Pennsylvania

Systems Division	3,375 square feet,	Kulpsville, Pennsylvania	Leased(1)
brick building

Dean Pump Division	66,000 square feet, metal	17.1 acres in	Owned
	Building	Indianapolis, Indiana

Duall Division	63,000 square feet, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan

Stiles-Kem Division	22,000 square feet, cement	2.55 acres in	Owned
	block building, built 1996	Waukegan, Illinois

Pristine Hydrochemical Inc.	600 square feet	Bismarck, North Dakota	Leased(2)
warehouse facility

Flex-Kleen Division	13,760 square feet, brick	Itasca, Illinois	Leased(3)
Building

	37,320 square feet, metal	Sharpsburg, North Carolina	Leased(4)
Building

Mefiag B.V.	17,200 square feet, metal	1.1 acres in	Owned
	and masonry building	Heerenveen, The Netherlands

	Vacant land	3 acres in	Owned
Heerenveen, The Netherlands

Flex-Kleen Canada Inc.	3,187 square feet, masonry	Barrie, Ontario, Canada	Leased(5)
Building

(1)	Systems Division’s lease for the Sales and Engineering facility in Kulpsville, Pennsylvania expires on February 9, 2006. We anticipate no difficulties either renewing this lease or in otherwise finding suitable facilities for Systems Division.
(2)	Pristine Hydrochemical Inc.’s lease for the warehouse in Bismarck, North Dakota is on a month to month basis.
(3)	Flex-Kleen Division’s lease for the operation in Itasca, Illinois expires on December 31, 2007.
(4)	Flex-Kleen Division’s lease for the warehouse in Sharpsburg, North Carolina is on a month to month basis.
(5)	Flex-Kleen Canada Inc.’s lease for the sales and warehouse facility in Barrie, Ontario, Canada expires on February 28, 2007.

Index

Item 3.  Legal Proceedings:

Certain of the statements made in this Item 3 (and elsewhere in this Report) are “forward-looking” statements which are subject to the considerations set forth in “Forward-Looking Statements; Factors That May Affect Future Results” located in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, and we refer you to these considerations.

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

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition. After the end of the fiscal year on January 31, 2004, the Company settled a patent litigation case in which the costs of defending the case were material to the fiscal year ended January 31, 2004. Neither the legal fees incurred after January 31, 2004 nor the settlement had a material adverse impact upon the Company’s results of operations, liquidity or financial condition during the fiscal year ended January 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2005.

Index

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities:

(a) Market Information. The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “MPR”. The high and low selling prices of the Common Shares for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below (adjusted for four-for-three stock split paid on October 15, 2003).

		Quarter ended
Year ended January 31, 2005	April	July	October	January

Price range of common shares:
High	$17.75	$17.37	$15.26	$14.05
Low	15.00	14.01	12.65	12.82
Cash dividend paid	.0725	.0725	.0725	.0775

Year ended January 31, 2004	April	July	October	January

Price range of common shares:
High	$10.58	$11.47	$14.50	$18.00
Low	9.53	9.98	11.44	14.06
Cash dividend paid	.0675	.0675	.0675	.0725

(b) Holders. There were 630 registered shareholders at January 31, 2005, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(c) Stock Split. On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003. All references to per share amounts, number of shares outstanding, and number of shares covered by stock option and other plans have been restated to reflect the effect of the stock split.

(d) Dividends. The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004, June 9, 2004, and September 9, 2004 to shareholders of record at the close of business on February 27, 2004, May 28, 2004 and August 27, 2004, respectively. The Board of Directors declared quarterly dividends of $.0775 per share payable on December 9, 2004 and March 8, 2005 to shareholders of record as of November 26, 2004 and February 25, 2005, respectively.

We expect to continue to pay comparable dividends during at least the next fiscal year.

(e) Securities Authorized For Issuance Under Equity Compensation Plans. Set forth below is information aggregated as of January 31, 2005 with respect to two equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan and 2001 Equity Incentive Plan. Also shown is information with respect to the Company’s Year 2000 Employee Stock Purchase Plan.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
Security holders	394,851	$11.60	522,196
Equity compensation plans not approved
by security holders	-	-	-

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

(g) Stock Repurchases. During the fiscal year ended January 31, 2005, the Company repurchased an aggregate of 32,881 shares, at a total cost of $0.5 million, pursuant to a 400,000 (adjusted for stock split) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000. As of January 31, 2005, an aggregate of 187,401 shares have been repurchased through such repurchase program.

The following table summarizes Met-Pro’s purchases of its Common Shares during the fiscal year ended January 31, 2005:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs	(2)
February 1-28, 2004	0		$ -	0	245,480
March 1-31, 2004	28,717		16.77	28,717	216,763
April 1-30, 2004	0		-	0	216,763
May 1-31, 2004	0		-	0	216,763
June 1-30, 2004	0		-	0	216,763
July 1-31, 2004	0		-	0	216,763
August 1-31, 2004	0		-	0	216,763
September 1-30, 2004	0		-	0	216,763
October 1-31, 2004	0		-	0	216,763
November 1-30, 2004	0		-	0	216,763
December 1-31, 2004	0		-	0	216,763
January 1-31, 2005	4,164		13.65	4,164	212,599
Total	32,881		$16.37	32,881	212,599

(1)
These amounts consist of shares we purchased from non-employee directors and an employee who both elected to pay the exercise price of certain stock options upon exercise by delivering to us (and, thus, selling) Met-Pro Common Shares in accordance with the terms of our equity incentive plans that were previously approved by our shareholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the average of the high and low price of our Common Shares on the day after the option exercise. The Company expects to continue to repurchase shares in this manner, but is not obligated to do so.

(2)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 400,000 (adjusted for stock split) shares. The program has no fixed expiration date.

Index

Item 6.  Selected Financial Data:

		Years ended January 31,
	2005	2004	2003	2002	2001

Selected Operating Statement Data
Net sales	$72,116,289	$75,058,929	$69,619,382	$70,088,446	$81,203,550
Income from operations	7,513,049	11,167,238	9,154,986	9,451,925	12,513,886
Net income	4,814,679	6,346,579	5,888,379	6,189,317	7,773,720
Earnings per share, basic (a)	.58	.76	.71	.76	.95
Earnings per share, diluted (a)	.57	.76	.71	.76	.94

Selected Balance Sheet Data
Current assets	$50,270,495	$48,173,429	$40,631,745	$37,411,679	$37,412,259
Current liabilities	13,867,892	14,229,463	9,750,309	10,151,149	12,957,995
Working capital	36,402,603	33,943,966	30,881,436	27,260,530	24,454,264
Current ratio	3.6	3.4	4.2	3.7	2.9
Total assets	82,924,066	81,135,557	73,754,671	68,070,192	69,151,341
Long-term obligations	4,039,068	5,447,869	7,111,995	7,125,195	8,100,000
Total shareholders’ equity	63,165,191	60,270,734	56,045,885	50,279,394	47,061,366
Total capitalization	67,204,259	65,718,603	63,157,880	57,404,589	55,161,366
Return on average total assets, %	5.9	8.2	8.3	9.0	11.3
Return on average shareholders’ equity, %	7.8	10.9	11.1	12.7	17.0

Other Financial Data
Net cash flows from operating activities	$8,545,521	$8,232,851	$5,831,186	$8,301,567	$10,047,845
Capital expenditures	1,193,767	952,812	752,125	1,631,356	1,023,682
Shareholders’ equity per share (a)	7.54	7.24	6.76	6.20	5.80
Cash dividends paid per share (a)	.295	.275	.259	.255	.24
Average common shares, basic (a)	8,359,382	8,297,668	8,239,491	8,145,521	8,203,100
Average common shares, diluted (a)	8,463,005	8,398,256	8,295,328	8,191,783	8,231,249
Common shares outstanding (a)	8,368,042	8,323,277	8,288,492	8,110,896	8,120,207

(a)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective October 15, 2003.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, together with “Forward-Looking Statements; Factors That May Affect Future Results” located in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

	Years ended January 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.6%	64.5%	65.3%

Gross profit	31.4%	35.5%	34.7%
Selling, general and administrative expense	21.0%	20.6%	21.6%

Income from operations	10.4%	14.9%	13.1%

Interest expense	(.5%)	(.6%)	(.7%)
Other income/(expense), net	.2%	(1.5%)	.4%

Income before taxes	10.1%	12.8%	12.8%

Provision for taxes	3.4%	4.4%	4.4%

Net income	6.7%	8.4%	8.4%

FYE 2005 vs FYE 2004:

Net sales for the fiscal year ended January 31, 2005 were $72.1 million compared to $75.1 million for the fiscal year ended January 31, 2004, a decrease of $3.0 million. Sales in the Fluid Handling Equipment segment were $29.2 million or 20.3% higher than the fiscal year ended January 31, 2004.  Sales in the Product Recovery/Pollution Control Equipment segment were $42.9 million or 15.5% lower than the fiscal year ended January 31, 2004. The decreased sales in the Product Recovery/Pollution Control Equipment segment have been adversely impacted by an overall softness in the higher dollar capital equipment and systems markets, combined with atypical customer delays in issuing expected purchase orders for several large dollar projects.

Foreign sales increased to $15.5 million for the fiscal year ended January 31, 2005, compared to $13.0 million for the same period last year, an 18.4% increase. Foreign sales increased 31.4% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were slightly lower than the prior fiscal year.

Net income for the fiscal year ended January 31, 2005 was $4.8 million compared to $6.3 million for the fiscal year ended January 31, 2004, a decrease of $1.5 million. The decrease in net income was primarily attributable to the decreased sales in the Product Recovery/Pollution Control segment, as discussed above, and by a decrease in gross margin, as discussed below.

The gross margin for the fiscal year ended January 31, 2005 was 31.4% compared to 35.5% for the same period in the prior year due to lower gross margins experienced in both operating segments. The decrease in gross margin is principally due to product mix, competitive pricing pressures, and higher raw material and in-bound freight costs, combined with the profit erosion sustained on a Product Recovery/Pollution Control project which reduced our net income by approximately $260,000 or 0.6% of the overall reduction in the gross margin for the fiscal year.

Selling expense was $7.5 million for the fiscal year ended January 31, 2005, a decrease of $0.1 million over the prior year. Selling expense as a percentage of net sales was 10.4% compared to 10.2% for the prior fiscal year.

Index

General and administrative expense was $7.6 million for the fiscal year ended January 31, 2005 compared to $7.8 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.6% for the fiscal year ended January 31, 2005 compared to 10.4% for the prior fiscal year.

Interest expense was approximately $0.4 million for each of the fiscal years ended January 31, 2005 and 2004.

Other income, net, was $0.2 million for the fiscal year ended January 31, 2005 compared to other expense, net, of $1.1 million in the prior year. This change is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 were material in the fiscal year ended January 31, 2005.

The effective tax rate was 34.0% for each of the fiscal years ended January 31, 2005 and 2004.

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

The effective tax rate was 34.0% for each of the fiscal years ended January 31, 2004 and 2003.

Liquidity:

The Company’s cash and cash equivalents were $20.9 million on January 31, 2005 compared to $17.0 million on January 31, 2004, an increase of $3.9 million. This increase is the net result of the positive cash flows provided by operating activities of $8.5 million,  the exercise of stock options amounting to $0.7 million and the effect of exchange rate changes totaling $0.1 million, offset by payments of the quarterly cash dividends amounting to $2.5 million, the purchase of treasury shares amounting to $0.5 million, payments on long-term debt totaling $1.2 million and investment in property and equipment amounting to $1.2 million. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Index

Accounts receivable were $13.6 million on January 31, 2005, a decrease of $3.0 million compared to the prior fiscal year. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will, among other factors, influence accounts receivable balances at any point in time.

Inventories totaled $13.8 million on January 31, 2005, an increase of $1.1 million compared to the prior fiscal year. Inventory balances will fluctuate, in part, with the size and timing of orders and market demand, especially when major systems and contracts are involved.

Current liabilities amounted to $13.9 million on January 31, 2005 compared to $14.2 million on January 31, 2004, a decrease of $0.3 million. A decrease in accounts payable and accrued expenses, offset by an increase in customers’ advances, accounted for this decrease.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit totaling $5.0 million which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of January 31, 2005 and January 31, 2004, working capital was $36.4 million and $33.9 million, respectively, and the current ratio was 3.6 and 3.4, respectively.

Capital Resources:

Cash flows provided by operating activities during the fiscal year ended January 31, 2005 amounted to $8.5 million compared with $8.2 million in the fiscal year ended January 31, 2004, an increase of $0.3 million. This increase in cash flows from operating activities was due principally to (i) the decrease in accounts receivable and (ii) the increase in customers’ advances, which were offset by (i) the decrease in net income and accounts payable and accrued expenses, and (ii) the increase in inventory.

Cash flows used in investing activities during the fiscal year ended January 31, 2005 amounted to $1.2 million compared to $1.0 million during the fiscal year ended January 31, 2004. The Company’s investing activities principally represent the acquisition of property, plant and equipment in the two operating segments during both years. The Company continues to invest in machinery and equipment, tooling, patterns and molds to improve efficiency and maintain our position as leaders in the markets that we serve.

Financing activities during the fiscal year ended January 31, 2005 used $3.5 million of available resources compared to $3.8 million during the prior fiscal year. The 2005 activity is the result of the payment of quarterly cash dividends amounting to $2.5 million, reduction of long-term debt totaling $1.2 million, and the purchase of treasury shares totaling $0.5 million, offset by proceeds received by the exercise of stock options amounting to $0.7 million.

The Company paid $1.2 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2005 decreased to 6.4 % compared to 9.0% at January 31, 2004.

During the fiscal year ended January 31, 2005, the Company repurchased an aggregate of 32,881 shares at a cost of $0.5 million under the 400,000 (adjusted for stock split) share stock repurchase program authorized by the Board of Directors on December 15, 2000.

The Board of Directors declared quarterly dividends of $.0725 per share payable on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record at the close of business on February 27, 2004, May 28, 2004 and August 27, 2004, respectively, and quarterly dividends of $.0775 per share payable on December 9, 2004 and March 8, 2005 to shareholders of record at the close of business on November 26, 2004 and February 25, 2005, respectively.

On September 17, 2003, the Board of Directors declared a four-for-three stock split which was paid on October 15, 2003 to shareholders of record on October 1, 2003. All references in the financial statements to per share amounts, number of shares outstanding, and number of shares covered by stock option and similar plans have been restated to reflect the effect of the stock split.

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. On October 31, 2004, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation). This difference is due to the decline in the market value of assets in the Company’s non-contributory defined benefit pension plan trust during the fiscal year ended January 31, 2003, combined with a reduction in the discount rate from 7.00% to 6.25% in the fiscal year ended January 31, 2004. In connection with this difference, the Company’s minimum pension liability as of January 31, 2005 was $570,262.

Index

As part of our commitment to the future, the Company expended $0.8 million and $0.7 million on research and development for the fiscal years ended January 31, 2005 and 2004, respectively.

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

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations by required payment periods:

Payments Due By Period	Long-Term Debt	Purchase Obligations	Operating Leases	Total Contractual Cash Obligations
Less than 1 Year	$1,500,910	$5,539,401	$206,207	$7,246,518
1 - 3 Years	2,700,000	-	240,857	2,940,857
3 - 5 Years	1,200,000	-	-	1,200,000
More than 5 Years	-	-	-	-
Total	$5,400,910	$5,539,401	$447,064	$11,387,375

Future expected obligations under the Company's pension plans have not been included in the contractual cash obligations table above.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will be required to contribute approximately $720,000 to its pension and deferred contribution plans during the fiscal year ended January 31, 2006.

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Finance Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”. FIN No. 46(R) addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) was effective for the Company on February 1, 2004 and had no impact on its financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 29.

Index

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

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is not being amortized over its estimated useful life; rather, it is being assessed at least annually for impairment.

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

Forward-Looking Statements; Factors That May Affect Future Results:

Our prospects are subject to certain uncertainties and risk. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may be identified by words describing our belief or expectation, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or “unusual,” or where we express that our view is based upon the “current status” of a given matter, or upon facts as we know them as of the date of the statement. The content and/or context of other statements that we make may indicate that the statement is “forward-looking”. We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for all forward-looking statements.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal year ended January 31, 2005 as compared to the prior year. During the fiscal year ended January 31, 2005, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill;

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

Index

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

Index

Item 8.  Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data:

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Met-Pro Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive and Chief Financial Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

As of January 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January  31, 2005 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, has been audited by Margolis & Company P.C., an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent or detect all errors and all frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

/s/ Raymond J. De Hont
Raymond J. De Hont
President and Chief Executive Officer

/s/ Gary J. Morgan
Gary J. Morgan
Chief Financial Officer

Harleysville, Pennsylvania
February 25, 2005

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Met-Pro Corporation’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 25, 2005

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of January 31, 2005 and 2004 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2005, and our report dated February 25, 2005 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 25, 2005

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended January 31,
	2005	2004	2003
Net sales	$72,116,289	$75,058,929	$69,619,382
Cost of goods sold	49,441,456	48,406,090	45,439,557
Gross profit	22,674,833	26,652,839	24,179,825

Operating expenses
Selling	7,537,508	7,662,594	7,139,082
General and administrative	7,624,276	7,823,007	7,885,757
	15,161,784	15,485,601	15,024,839
Income from operations	7,513,049	11,167,238	9,154,986

Interest expense	(371,345)	(441,704)	(505,394)
Other income/(expense), net	153,266	(1,109,506)	278,126
Income before taxes	7,294,970	9,616,028	8,927,718

Provision for taxes	2,480,291	3,269,449	3,039,339
Net income	$4,814,679	$6,346,579	$5,888,379

Earnings per share
Basic (adjusted for stock split)	$.58	$.76	$ .71
Diluted (adjusted for stock split)	$.57	$.76	$ .71

Average number of common and
common equivalent shares outstanding
Basic (adjusted for stock split)	8,359,382	8,297,668	8,239,491
Diluted (adjusted for stock split)	8,463,005	8,398,256	8,295,328
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

	January 31,
ASSETS	2005	2004
Current assets
Cash and cash equivalents	$20,889,476	$16,996,253
Accounts receivable, net of allowance for
doubtful accounts of approximately
$213,000 and $208,000, respectively	13,637,599	16,608,344
Inventories	13,843,171	12,755,011
Prepaid expenses, deposits and other current assets	1,250,098	1,209,395
Deferred income taxes	650,151	604,426
Total current assets	50,270,495	48,173,429

Property, plant and equipment, net	11,287,253	11,514,199
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	567,405	649,016
Total assets	$82,924,066	$81,135,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,500,910	$1,533,866
Accounts payable	5,028,074	5,073,554
Accrued salaries, wages and expenses	5,397,195	6,542,306
Dividend payable	648,381	602,755
Customers’ advances	1,293,332	476,982
Total current liabilities	13,867,892	14,229,463

Long-term debt	4,039,068	5,447,869
Other non-current liabilities	41,015	38,818
Deferred income taxes	1,810,900	1,148,673
Total liabilities	19,758,875	20,864,823
Commitments
Shareholders’ equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 shares issued,
of which 1,266,914 and 1,311,679 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,930,646	7,955,459
Retained earnings	66,032,446	63,727,425
Accumulated other comprehensive income/(loss)	100,635	(328,616)
Treasury shares, at cost	(11,862,032)	(12,047,030)
Total shareholders’ equity	63,165,191	60,270,734
Total liabilities and shareholders’ equity	$82,924,066	$81,135,557
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended January 31,
2005	2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$4,814,679	$6,346,579	$5,888,379
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,491,894	1,571,482	1,559,357
Deferred income taxes	511,225	471,652	379,874
(Gain) loss on sales of property and equipment, net	(6,358)	24,906	(5,247)
Allowance for doubtful accounts	4,823	(55,077)	34,188
(Increase) decrease in operating assets,
net of acquisition of business:
Accounts receivable	3,080,432	(4,156,402)	(1,420,024)
Inventories	(1,008,533)	766,704	591,932
Prepaid expenses, deposits and other current assets	(31,363)	(214,988)	(52,207)
Other assets	48,833	(336,490)	(8,408)
Increase (decrease) in operating liabilities,
net of acquisition of business:
Accounts payable and accrued expenses	(1,176,126)	3,352,279	(406,094)
Customers’ advances	813,818	460,009	(732,761)
Other non-current liabilities	2,197	2,197	2,197
Net cash provided by operating activities	8,545,521	8,232,851	5,831,186

Cash flows from investing activities
Proceeds from sale of property and equipment	18,965	-	19,347
Acquisitions of property and equipment	(1,193,767)	(952,812)	(752,125)
Payment for acquisition of business	-	-	(465,673)
Net cash (used in) investing activities	(1,174,802)	(952,812)	(1,198,451)

Cash flows from financing activities
Proceeds from new borrowing	-	-	16,373
Reduction of debt	(1,233,866)	(1,536,927)	(1,235,974)
Exercise of stock options	698,685	884,339	353,229
Payment of dividends	(2,464,033)	(2,280,833)	(2,029,579)
Purchase of treasury shares	(538,499)	(893,570)	(289,218)
Payment of cash in lieu of fractional shares	-	(1,421)	-
Net cash (used in) financing activities	(3,537,713)	(3,828,412)	(3,185,169)
Effect of exchange rate changes on cash	60,217	115,259	149,541
Net increase in cash and cash equivalents	3,893,223	3,566,886	1,597,107

Cash and cash equivalents at beginning of year	16,996,253	13,429,367	11,832,260
Cash and cash equivalents at end of year	$20,889,476	$16,996,253	$13,429,367
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2002	$721,916	$7,879,368	$55,990,079	($827,737)	($13,484,232)	$50,279,394

Comprehensive income:
Net income	-	-	5,888,379	-	-
Cumulative translation adjustment	-	-	-	617,563	-
Interest rate swap, net of tax of $109,056	-	-	-	(202,802)	-
Minimum pension liability adjustment,
net of tax of $70,991	-	-	-	(128,983)	-
Total comprehensive income						6,174,157

Issuance of treasury shares for acquisition
of business	-	250,782	-	-	1,349,218	1,600,000
Dividends paid, $.1913 per share	-	-	(1,614,024)	-	-	(1,614,024)
Dividend declared, $.0675 per share	-	-	(559,167)	-	-	(559,167)
Proceeds from issuance of common
shares under dividend reinvestment
plan (9,517 shares)	714	100,801	-	-	-	101,515
Stock option transactions	-	(34,169)	-	-	387,397	353,228
Purchase of 26,588 treasury shares	-	-	-	-	(289,218)	(289,218)
Balances, January 31, 2003	722,630	8,196,782	59,705,267	(541,959)	(12,036,835)	56,045,885

Comprehensive income:
Net income	-	-	6,346,579	-	-
Cumulative translation adjustment	-	-	-	449,074	-
Interest rate swap, net of tax of ($51,447)	-	-	-	78,812	-
Minimum pension liability adjustment,
net of tax of $157,492	-	-	-	(314,543)	-
Total comprehensive income						6,559,922

Stock split four-for-three	240,866	(240,866)	-	-	-	-
Cash in lieu of fractional shares	-	(1,421)	-	-	-	(1,421)
Dividends paid, $.2025 per share	-	-	(1,721,666)	-	-	(1,721,666)
Dividend declared, $.0725 per share	-	-	(602,755)	-	-	(602,755)
Stock option transactions	-	964	-	-	883,375	884,339
Purchase of 62,480 treasury shares	-	-	-	-	(893,570)	(893,570)
Balances, January 31, 2004	963,496	7,955,459	63,727,425	(328,616)	(12,047,030)	60,270,734

Comprehensive income:
Net income	-	-	4,814,679	-	-
Cumulative translation adjustment	-	-	-	224,890	-
Interest rate swap, net of tax of ($70,683)	-	-	-	137,208	-
Minimum pension liability adjustment,
net of tax of ($34,594)	-	-	-	67,153	-
Total comprehensive income						5,243,930

Dividends paid, $.2175 per share	-	-	(1,861,277)	-	-	(1,861,277)
Dividend declared, $.0775 per share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(24,813)	-	-	723,498	698,685
Purchase of 32,881 treasury shares	-	-	-	-	(538,500)	(538,500)
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA

	Years ended January 31,
	2005	2004	2003
Net sales to unaffiliated customers
Product recovery/pollution control equipment	$42,861,110	$50,746,995	$46,094,834
Fluid handling equipment	29,255,179	24,311,934	23,524,548
	$72,116,289	$75,058,929	$69,619,382

Includes foreign sales of:
Product recovery/pollution control equipment	$5,187,629	$5,234,164	$4,777,495
Fluid handling equipment	10,264,500	7,811,469	5,907,012
	$15,452,129	$13,045,633	$10,684,507

Income from operations
Product recovery/pollution control equipment	$3,761,248	$7,977,169	$6,039,173
Fluid handling equipment	3,751,801	3,190,069	3,115,813
	$7,513,049	$11,167,238	$9,154,986

Depreciation and amortization expense
Product recovery/pollution control equipment	$841,619	$887,979	$859,590
Fluid handling equipment	650,275	683,503	699,767
	$1,491,894	$1,571,482	$1,559,357

Capital expenditures
Product recovery/pollution control equipment	$495,575	$443,884	$301,437
Fluid handling equipment	565,204	308,833	315,409
	1,060,779	752,717	616,846
Corporate	132,988	200,095	135,279
	$1,193,767	$952,812	$752,125

Identifiable assets at January 31
Product recovery/pollution control equipment	$41,554,730	$44,613,967	$41,396,626
Fluid handling equipment	19,784,083	19,313,159	18,417,187
	61,338,813	63,927,126	59,813,813
Corporate	21,585,253	17,208,431	13,940,858
	$82,942,066	$81,135,557	$73,754,671
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, between the segments.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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

Costs in excess of net assets of businesses acquired:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually. The Company performed its annual impairment test in the fourth quarter of the fiscal year ended January 31, 2005 using a fair value approach. No impairment was present upon performing this test. At January 31, 2005, costs in excess of net assets of businesses acquired associated with the Company’s reportable business segments totaled $20,798,913. The Company cannot predict the occurrence of certain events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

The changes in the carrying amount of costs in excess of net assets of businesses acquired by business segment for the fiscal year ended January 31, 2005 are as follows:

Product Recovery/
Pollution Control	Fluid Handling
Equipment	Equipment	Total
Balance as of February 1, 2004	$19,066,431	$1,732,482	$20,798,913
Goodwill acquired during the period	-	-	-
Balance as of January 31, 2005	$19,066,431	$1,732,482	$20,798,913

Revenue recognition:

Revenues are generally recognized when products are shipped.

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,307,722, $1,340,929 and $1,299,908 for the years ended January 31, 2005, 2004 and 2003, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $755,778, $700,622 and $624,098 for the years ended January 31, 2005, 2004 and 2003, respectively.

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

Dividends:

On December 14, 2004, the Board of Directors declared a $.0775 per share quarterly cash dividend payable on March 8, 2005 to shareholders of record on February 25, 2005, amounting to an aggregate of $648,381.

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
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 2.9% to 3.4%, dividend yield ranging from 1.8% to 3.9%, expected volatility of the market price of the Company’s Common Shares ranging from 28% to 32%, and an expected option life of five years.

The risk-free interest rates are based on two and five year treasury bill rates. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The pro forma information compared to reported information for the three years ended January 31 is presented in the following table:

	2005	2004	2003

Net income:
As reported	$4,814,679	$6,346,579	$5,888,379
Pro forma	4,404,760	6,182,008	5,788,478
Basic earnings per share:
As reported	$.58	$.76	$.71
Pro forma	.53	.75	.70
Diluted earnings per share:
As reported	$.57	$.76	$.71
Pro forma	.52	.74	.70

Adjusted for four-for-three stock split.

During the fiscal year ended January 31, 2005, the Company accelerated the vesting of options covering 65,182 shares as to which the $17.15 per share exercise price was in excess of the then-trading price of the Company’s shares (“out of the money options”). This action caused the increase in pro forma compensation expense noted above under SFAS No. 123 for the fiscal year ended January 31, 2005 and was taken primarily to avoid the recognition of an expense in connection with the vesting of these options that would be required by the revision to SFAS No. 123, which will be effective for the Company on July 1, 2005. By vesting options which were out of the money, the expense under SFAS No. 123 is reflected only in the footnote disclosure above, and therefore, the future expense to be recorded once the revised SFAS No. 123 is effective is reduced.

The pro forma effects of applying SFAS No. 123 to fiscal 2005, 2004 and 2003 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for the same as stock options granted to employees.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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

Supplemental cash flow information:
	2005	2004	2003
Cash paid during the year for:
Interest	$327,776	$395,494	$465,728
Income taxes	1,982,222	2,634,096	2,732,862

Recent accounting pronouncements:

In December 2003, the FASB issued Finance Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”. FIN No. 46(R) addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) was effective for the Company on February 1, 2004 and had no impact on its financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 29.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Short-term investments at January 31, 2005 and 2004 were valued at cost (approximating market) and amounted to $20,878,623 and $13,891,531, respectively. Short-term investments consist principally of certificate of deposits with an original maturity of six months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Debt:

The fair value and carrying amount of long-term debt was as follows:

	January 31,
	2005	2004
Fair value	$5,545,754	$7,011,068
Carrying amount	5,539,978	6,981,735

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 4:	INVENTORIES

Inventories consisted of the following:

	January 31,
	2005	2004
Raw materials	$7,965,553	$7,069,349
Work in process	1,682,391	1,186,898
Finished goods	4,195,227	4,498,764
	$13,843,171	$12,755,011

At January 31, 2005 and 2004, inventories valued at the last-in, first-out method (“LIFO”) were $2,028,623 and $2,172,540, respectively. The LIFO value of inventories was lower than replacement cost by $988,992 and $926,888 at January 31, 2005 and 2004, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $983,000 and $1,026,000 at January 31, 2005 and 2004, respectively, as a result of applying the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations”, to an acquisition completed in a prior year.

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2005	2004
Land	$2,155,104	$2,131,045
Buildings and improvements	11,396,731	11,266,376
Machinery and equipment	11,999,576	11,596,206
Furniture and fixtures	4,707,416	4,716,192
Automotive equipment	1,289,731	1,093,741
Construction in progress	179,804	73,388
	31,728,362	30,876,948
Less accumulated depreciation	20,441,109	19,362,749
	$11,287,253	$11,514,199

Depreciation of property, plant and equipment charged to operations amounted to $1,459,116, $1,510,417 and $1,486,083 for the fiscal years ended in 2005, 2004 and 2003, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 6:	DEBT

Short-term debt:

The Company has available both domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. The lines of credit were not used during either year.

Long-term debt:

Long-term debt consisted of the following:
	January 31,
	2005	2004
Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a fixed rate swap of
5.98%, maturing October, 2008	$4,800,000	$5,700,000

Notes payable, payable in annual
installments of $300,000, plus
interest at a fixed rate of 4.75%,
maturing May, 2006	600,000	900,000

Equipment note, payable in monthly
installments ranging from $455 to
$1,074, maturing November 2004
through March, 2005, no interest	910	34,776
	5,400,910	6,634,776
Less current portion	1,500,910	1,533,866
	3,900,000	5,100,910
Fair market value of interest rate
swap liability	139,068	346,959
Long-term portion	$4,039,068	$5,447,869

The note payable, bank is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Maturities of long-term debt are as follows:

Year Ending
January 31,
2006	$1,500,910
2007	1,500,000
2008	1,200,000
2009	1,200,000
$5,400,910

    Interest expense was $371,345, $441,704 and $505,394 for the years ended in 2005, 2004 and 2003, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 7:	SHAREHOLDERS' EQUITY

On December 15, 2000, the Company announced a 400,000 (adjusted for stock split) share stock repurchase program, which began after the Company’s February 21, 2000 stock repurchase program was completed. During the fiscal year ended January 31, 2005, the Company repurchased 32,881 Common Shares at a cost of $0.5 million. At January 31, 2005, the Company had the authority to repurchase an additional 212,599 shares under the December 15, 2000 stock repurchase program.

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

NOTE 8:	INCOME TAXES

The provision for income taxes was comprised of the following:

	2005	2004	2003
Current
Federal	$1,396,111	$2,331,231	$2,291,842
State	240,048	242,078	275,729
Foreign	227,630	224,488	91,894

	1,863,789	2,797,797	2,659,465
Deferred	616,502	471,652	379,874
	$2,480,291	$3,269,449	$3,039,339

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	2005	2004
Deferred tax assets
Inventory cost capitalization	$130,509	$137,143
Pension cost	888,398	955,321
Non-compete agreements	283,707	334,896
Other	243,859	242,983
Total deferred tax assets	1,546,473	1,670,343

Deferred tax liabilities
Accelerated depreciation	652,942	612,907
Inventory - Dean Pump Division	334,241	348,913
Prepaid Expenses	189,547	-
Goodwill	1,530,492	1,235,474
Other	-	17,296
Total deferred tax liabilities	2,707,222	2,214,590
Net deferred tax assets/(liabilities)	($1,160,749)	($544,247)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2005		2004		2003
Computed expected
tax expense (federal)	$2,480,291	34.0%	$3,269,449	34.0%	$3,035,424	34.0%
State income taxes,
net of federal
income tax benefit	158,432	2.2	177,415	1.8	188,981	2.1
Other	(158,432)	(2.2)	(177,415)	(1.8)	(185,066)	(2.1)
Effective income taxes	$2,480,291	34.0%	$3,269,449	34.0%	$3,039,339	34.0%

NOTE 9:	LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2005 were as follows:

2006	$206,207
2007	132,124
2008	108,733

Rental expense for the above operating leases during the fiscal years ended in 2005, 2004 and 2003 was $266,884, $397,291 and $466,911, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 10:	EMPLOYEE BENEFIT PLANS

Pension Plans:

The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

On October 31, 2004, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation). This difference is due to the decline in the market value of investments during the fiscal year ended January 31, 2003 combined with a reduction in the discount rate from 7.00% to 6.25% in the fiscal year ended January 31, 2004.

A minimum pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2005 as a decrease to the minimum pension liability with a corresponding increase to shareholders’ equity and a decrease in intangible assets. During the fiscal year ended January 31, 2005, the Company recorded an after-tax increase to shareholders’ equity of $67,153 and a decrease to intangible assets of $71,838.

Net periodic pension cost (income) included the following components:

	2005	2004	2003
Service cost - benefits earned
during the period	$629,673	$549,886	$574,129
Interest cost on projected
benefit obligation	1,002,086	916,844	881,278
Expected return on assets	(996,546)	(946,473)	(1,064,136)
Amortization	86,147	91,995	31,332
	$721,360	$612,252	$422,603

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s balance sheet at January 31, 2005 and 2004:

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$16,378,077	$13,407,299
Service cost	629,673	549,886
Interest cost	1,002,086	916,844
Actuarial (gain) loss	(350,580)	2,398,019
Benefits paid	(854,573)	(893,971)
Benefit obligation at end of year	$16,804,683	$16,378,077

Change in plan assets:
Fair value of plan assets at beginning of year	$11,676,238	$10,837,628
Actual gain on plan assets	904,456	1,642,973
Employer contribution	326,458	89,608
Benefits paid	(854,573)	(893,971)
Fair value of plan assets at end of year	$12,052,579	$11,676,238

Funded status	($4,752,104)	($4,701,839)
Unrecognized actuarial loss	1,570,711	1,829,201
Unrecognized transition (asset)	(91,890)	(102,405)
Unrecognized prior service costs	740,623	837,285
Contribution after measurement date	514,854	24,869
Net amount recognized	($2,017,806)	($2,112,889)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	($3,358,837)	($3,137,520)
Intangible assets	255,915	327,753
Accumulated other comprehensive loss	570,262	672,009
Contributions after measurement date	514,854	24,869
Net amount recognized	($2,017,806)	($2,112,889)

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $15,306,308, $16,804,683 and $12,052,579, respectively as of October 31, 2004 and $14,813,758, $16,378,077 and $11,676,238, respectively as of October 31, 2003.

The Company contributed $816,446 to the pension plans during the fiscal year ended January 31, 2005 and expects an additional contribution of $519,978 during the fiscal year ended January 31, 2006.

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2005	2004	2003
Discount rate	6.25%	6.25%	7.00%
Expected long-term rate of
return on assets	9.00%	9.00%	9.00%
Rate of increase in
compensation levels	3% for Two Years	3% for Three Years	3% for Four Years
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter	Then 4.50% Thereafter

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2005	2004	2003
Discount rate	6.25%	7.00%	7.00%
Expected long-term rate of
return on assets	9.00%	9.00%	9.00%
Rate of increase in
compensation levels	3% for Three Years	3% for Four Years	3% for Five Years
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter	Then 4.50% Thereafter

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	2004	2003
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation as of October 31:
Equity securities	78%	79%
Debt securities	22%	21%
Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere to and undertake on the behalf of the plans’ participants. The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company also provides a non-qualified pension plan for Directors which is presently unfunded. The plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the plan was $733,674 and $781,630 at January 31, 2005 and 2004, respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan. The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation. The Company provided for cash contributions to the 401(k) profit sharing plan of $202,963, $203,103 and $206,257, for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the plan. There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended in 2005, 2004 and 2003. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2005	2004	2003
Options outstanding, beginning	256,873	347,408	271,167
Grants	8,930	12,000	124,675
Exercises	70,536	92,935	43,367
Cancellations	-	9,600	5,067
Options outstanding, ending	195,267	256,873	347,408

Options price range at January 31	$7.3125	$7.3125	$7.3125
	to	to	to
	$17.1450	$9.8625	$11.6250

Options exercisable at January 31	182,835	252,871	307,708
Options available for grant at January 31	0	8,930	12,558

2001 Plan	2005	2004	2003
Options outstanding, beginning	99,958	-	-
Grants	108,070	108,402	-
Exercises	7,110	4,444	-
Cancellations	1,334	4,000	-
Options outstanding, ending	199,584	99,958	-

Options price range at January 31	$9.8100	$9.8100	-
	to	to
	$17.1450	$9.8663

Options exercisable at January 31	96,536	65,150	-
Options available for grant at January 31	255,529	362,265	466,667

The weighted average exercise prices of the Company’s stock option plans were as follows:

	2005	2004	2003
Options outstanding, beginning	$9.2080	$8.9775	$8.4450
Grants	$17.1450	$9.8119	$9.8625
Exercises	$8.9983	$9.0814	$8.1450
Cancellations	$9.8100	$9.6154	$9.6525
Options outstanding, ending	$11.5991	$9.2080	$8.9775

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 11:	OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	2005	2004	2003
Gain/(loss) on sale of property and
equipment	$6,358	($24,906)	$5,248
Other, primarily interest income	282,200	207,642	272,878
Unusual charge - patent litigation	(135,292)	(1,292,242)	-
	$153,266	($1,109,506)	$278,126

NOTE 12:	BUSINESS SEGMENT DATA

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

Financial information by business segment is shown on page 26.

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

	2005	2004	2003
Net sales:
United States	$56,664,160	$62,013,296	$58,934,875
Foreign	15,452,129	13,045,633	10,684,507
	$72,116,289	$75,058,929	$69,619,382

Income from operations:
United States	$5,860,184	$9,217,442	$8,093,077
Foreign	1,652,865	1,949,796	1,061,909
	$7,513,049	$11,167,238	$9,154,986

Total assets:
United States	$75,391,281	$74,940,833	$69,012,399
Foreign	7,532,785	6,194,724	4,742,272
	$82,924,066	$81,135,557	$73,754,671

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition. After the end of the fiscal year on January 31, 2004, the Company settled a patent litigation case in which the costs of defending the case were material to the fiscal year ended January 31, 2004. Neither the legal fees incurred after January 31, 2004 nor the settlement had a material adverse impact upon the Company’s results of operations, liquidity or financial condition during the fiscal year ended January 31, 2005.

Index

QUARTERLY FINANCIAL DATA (Unaudited)

				Earnings	Earnings
				Per Share,	Per Share,
2004	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$17,002,269	$6,234,967	$1,350,088	$.16	$.16
Second Quarter	18,626,209	6,648,468	1,568,039.19		.19
Third Quarter	19,811,544	6,949,807	1,655,529.20		.20
Fourth Quarter	19,618,907	6,819,597	1,772,923.21		.21

				Earnings	Earnings
				Per Share,	Per Share,
2005	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$15,634,646	$5,062,432	$814,249	$.10	$.10
Second Quarter	20,350,024	6,401,163	1,610,417.19		.19
Third Quarter	17,406,160	5,340,793	979,671.12		.12
Fourth Quarter	18,725,459	5,870,445	1,410,342.17		.17

Adjusted for four-for-three stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures:

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

As required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in order to determine whether any changes occurred in the fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Based on this evaluation, there has been no such change during the fourth fiscal quarter.

Index

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2005 Annual Meeting of Shareholders.

Item 10.  Directors and Executive Officers of the Registrant:

We have a code of ethics that applies to all Directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer (who is also our principal accounting officer). You can find our code of ethics on our website by going to the following address: www.met-pro.com, and clicking on the link for our code of ethics under the “Investor Relations - Corporate Governance” captions. We will post any amendments to the code of ethics, as well as, any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.

Our Board of Directors has adopted charters for the three standing committees of the Board, being the Audit, Compensation and Stock Option, and Corporate Governance and Nominating Committees. You can find these documents on our website by going to the following address: www.met-pro.com, and clicking on the link “charters” under the “Investor Relations - Corporate Governance” captions.

You may obtain a printed copy of any of the foregoing materials by writing to: Corporate Secretary, Met-Pro Corporation, 160 Cassell Road, Harleysville, PA 19438.

The information required by this Item (except for the information set forth on page 6 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2005 Annual Meeting of Shareholders, including the information set forth under the caption “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2005 Annual Meeting of Shareholders, including the information set forth under the caption “Executive Compensation and Other Information”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

  The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2005 Annual Meeting of Shareholders, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.  Certain Relationships and Related Transactions:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2005 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2005 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Auditor”.

Index

PART IV

Item 15. Exhibits and Financial Statement Schedules:

               (a) Exhibits and Financial Statements and Schedules:

(1)   Financial Statements and Schedules:

Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data that appears on page 18 of this report.

(2)   Exhibits, including those incorporated by reference:

 Exhibit No.                         Description

(2)	(c)
Agreement and Plan of Merger dated July 31, 2003 by and between Met-Pro Corporation, a Delaware Corporation, and Met-Pro Pennsylvania, Inc., a Pennsylvania corporation. Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(3)	(f)
Articles of Incorporation of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc. Incorporated by reference to the Company’s Current Report of Form 8-K filed on August 6, 2003.

(3)	(g)	By-Laws of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc. Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(4)		Shareholders’ Rights Plan, incorporated by reference to Company’s Current Report on Form 8-K filed on January 6, 2000.

(10)	(b)	The 1997 Stock Option Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed January 16, 1998.*

(10)	(d)	Amendment No. 1 to the 1997 Stock Option Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(f)	Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(g)	Key Employee Severance Agreement between Met-Pro Corporation and Raymond J. De Hont, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(i)	Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(j)	The Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(k)	Amendment No. 1 to the Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(l)	Amendment No. 2 to the Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(m)	Restoration Plan, effective February 1, 2000, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(n)	Amendment No. 1 to the Company’s Restoration Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

Index

 Exhibit No.                         Description

(10)	(o)	Additional 1% Supplemental Executive Retirement Plan, effective February 1, 2000, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)	(p)	The 2001 Equity Incentive Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed August 22, 2001.*

(10)	(q)	Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 13, 2000.*

(10)	(r)	Salaried Pension Plan Amended and Restated effective September 1, 2000.*

(10)	(s)	First Amendment to the Company’s Salaried Pension Plan dated August 15, 2002.*

(10)	(t)	Second Amendment to the Company’s Salaried Pension Plan dated October 23, 2002.*

(10)	(u)	Amendment No. 3 to the Company’s Directors’ Retirement Plan dated as of February 24, 2003.*

(10)	(v)	Amendment No. 1 to the Company’s Additional 1 % Supplemental Executive Plan dated as of March 21, 2003.*

(10)	(w)	Directors Retirement Plan Trust dated as of February 11, 2000.*

(10)	(x)	Amendment No. 1 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003.*

(10)	(y)	Amendment No. 2 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003.*

(10)	(z)	Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 11, 2000.*

(10)	(aa)	Amendment No. 1 to the Company’s Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 24, 2003.*

(11)		Statement Re-computation of Per Share Earnings. See page 22 of Item 8.

(21)		List of Subsidiaries of Registrant as of January 31, 2005:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted
Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly-
owned subsidiary of
Met-Pro Corporation

Flex-Kleen Canada Inc.	Ontario, Canada	Flex-Kleen Canada Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Hydrochemical Inc.	Delaware	Pristine Hydrochemical Inc.,
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

The following exhibits required under Item 601 of Regulation S-K promulgated by the Securities & Exchange Commission have been omitted because they are either posted on our website, inapplicable or non-existent:

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
**Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	ME	T-PRO CORPORATION

April 13, 2005	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	April 13, 2005
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Vice President-Finance,	April 13, 2005
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	April 13, 2005
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	April 13, 2005
George H. Glatfelter II

/s/ William L. Kacin	Director	April 13, 2005
William L. Kacin

/s/ Alan Lawley	Director	April 13, 2005
Alan Lawley

/s/ Michael J. Morris	Director	April 13, 2005
Michael J. Morris

/s/ Constantine N. Papadakis	Director	April 13, 2005
Constantine N. Papadakis

Index