Form 10-Q
period 2005-04-30
MET PRO CORP
filed 2005-06-01
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2005	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2005 the Registrant had 8,388,575 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2005	2005
Current assets
Cash and cash equivalents	$19,807,864	$20,889,476
Accounts receivable, net of allowance for doubtful
accounts of approximately $236,000 and
$213,000, respectively	13,366,843	13,637,599
Inventories	16,224,188	13,843,171
Prepaid expenses, deposits and other current assets	1,189,342	1,250,098
Deferred income taxes	650,151	650,151
Total current assets	51,238,388	50,270,495

Property, plant and equipment, net	11,141,929	11,287,253
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	561,619	567,405
Total assets	$83,740,849	$82,924,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,500,000	$1,500,910
Accounts payable	4,664,685	5,028,074
Accrued salaries, wages and expenses	5,482,855	5,397,195
Dividend payable	650,115	648,381
Customers' advances	1,914,386	1,293,332
Total current liabilities	14,212,041	13,867,892

Long-term debt	3,696,942	4,039,068
Other non-current liabilities	41,564	41,015
Deferred income taxes	1,825,603	1,810,900
Total liabilities	19,776,150	19,758,875

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 shares issued,
of which 1,246,381 and 1,266,914 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,922,603	7,930,646
Retained earnings	66,700,406	66,032,446
Accumulated other comprehensive income	48,037	100,635
Treasury shares, at cost	(11,669,843)	(11,862,032)
Total shareholders' equity	63,964,699	63,165,191
Total liabilities and shareholders' equity	$83,740,849	$82,924,066
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended
	April 30,
	2005	2004
Net sales	$17,927,612	$15,634,646
Cost of goods sold	11,973,337	10,572,214
Gross profit	5,954,275	5,062,432

Operating expenses
Selling	1,954,263	1,932,368
General and administrative	2,093,458	1,802,308
	4,047,721	3,734,676

Income from operations	1,906,554	1,327,756

Interest expense	(66,052)	(96,847)
Other income, net	126,989	2,804
Income before taxes	1,967,491	1,233,713

Provision for taxes	649,273	419,464
Net income	$1,318,218	$814,249
Earnings per share, basic (1)	$.16	$.10

Earnings per share, diluted (2)	$.16	$.10

Cash dividend per share - declared (3)	$.0775	$.0725

Cash dividend per share - paid (3)	$.0775	$.0725

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 8,381,731 and 8,342,386 for the three-month periods ended April 30, 2005 and 2004, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 8,464,944 and 8,480,996 for the three-month periods ended April 30, 2005 and 2004, respectively.

(3)
The Board of Directors declared quarterly dividends of $.0775 per share payable on March 8, 2005 and June 8, 2005 to shareholders of record as of February 25, 2005 and May 27, 2005, respectively. Quarterly dividends of $.0725 per share were paid on March 10, 2004 and June 9, 2004 to shareholders of record as of February 27, 2004 and May 28, 2004, respectively.

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	1,318,218	-	-
Cumulative translation adjustment	-	-	-	(79,432)	-
Interest rate swap,
net of tax of ($15,292)	-	-	-	26,834	-
Total comprehensive income						1,265,620

Dividends declared, $.0775 per
share	-	-	(650,258)	-	-	(650,258)
Stock option transactions	-	(8,043)	-	-	192,189	184,146
Balances, April 30, 2005	$963,496	$7,922,603	$66,700,406	$48,037	($11,669,843)	$63,964,699

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	814,249	-	-
Cumulative translation adjustment	-	-	-	(125,961)	-
Interest rate swap,
net of tax of ($29,031)	-	-	-	56,355	-
Total comprehensive income						744,643

Dividends declared, $.0725 per
share	-	-	(606,347)	-	-	(606,347)
Stock option transactions	-	(28,462)	-	-	552,651	524,189
Purchase of 28,717 shares of
treasury stock	-	-	-	-	(481,687)	(481,687)
Balances, April 30, 2004	$963,496	$7,926,997	$63,935,327	($398,222)	($11,976,066)	$60,451,532
See accompanying notes to consolidated financial statements

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended
April 30,
2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$1,318,218	$814,249
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	374,519	358,256
Deferred income taxes	(589)	(606)
Loss on sale of property and equipment, net	12,198	-
Allowance for doubtful accounts	23,066	(19,736)
(Increase) decrease in operating assets:
Accounts receivable	206,313	4,253,669
Inventories	(2,402,889)	(1,384,106)
Prepaid expenses, deposits and other current assets	57,228	(39,497)
Other assets	(1,950)	(1,920)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(264,409)	(1,121,513)
Customers’ advances	623,810	55,869
Other non-current liabilities	549	549
Net cash provided by (used in) operating activities	(53,936)	2,915,214

Cash flows from investing activities
Proceeds from sale of property and equipment	12,330	-
Acquisitions of property and equipment	(261,596)	(284,632)
Net cash (used in) investing activities	(249,266)	(284,632)

Cash flows from financing activities
Reduction of debt	(300,910)	(309,232)
Exercise of stock options	184,146	524,189
Payment of dividends	(648,524)	(603,441)
Purchase of treasury shares	-	(481,687)
Net cash (used in) financing activities	(765,288)	(870,171)
Effect of exchange rate changes on cash	(13,122)	(25,277)

Net increase (decrease) in cash and cash equivalents	(1,081,612)	1,735,134

Cash and cash equivalents at February 1	20,889,476	16,996,253
Cash and cash equivalents at April 30	$19,807,864	$18,731,387
See accompanying notes to consolidated financial statements.

Index

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was established at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 3.1% to 3.9%, dividend yield ranging from 2.3% to 3.7%, expected volatility of the market price of the Company’s Common Stock of 32%, and an expected option life of five years.

The risk-free interest rates are based on the five-year treasury bill rates. For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The pro forma information compared to reported information for the three-month period ended April 30, 2005 and 2004 is presented in the following table:

	Three Months Ended
	April 30,
	2005	2004
Net income:
As reported	$1,318,218	$814,249
Pro forma	1,276,528	761,645
Basic earnings per share:
As reported	$.16	$.10
Pro forma	.15	.09
Diluted earnings per share:
As reported	$.16	$.10
Pro forma	.15	.09

The pro forma effects of applying SFAS No. 123 to the three-month periods ended April 30, 2005 and 2004 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants are at the discretion of the Company’s Board of Directors and cannot be assured.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes this statement will not have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 6.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation, MPC Inc. and Pristine Hydrochemical Inc. Significant intercompany accounts and transactions have been eliminated.

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2005 and the results of operations, changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2005 and 2004. The results of operations for the three-month periods ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	April 30,	January 31,
	2005	2005
Raw materials	$9,335,623	$7,965,553
Work in progress	1,971,761	1,682,391
Finished goods	4,916,804	4,195,227
	$16,224,188	$13,843,171

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended
	April 30,
	2005	2004
Cash paid during the period for:
Interest	$62,796	$86,306
Income taxes	45,812	51,800

NOTE 6 - OTHER INCOME, NET

Other income, net was comprised of the following:

Three Months Ended
April 30,
	2005	2004
(Loss) on sale of property and equipment	($12,198)	$ -
Other, primarily interest income	139,187	80,465
Unusual charge - patent litigation	-	(77,661)
	$126,989	$2,804

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - BUSINESS SEGMENT DATA

The Company’s operations are conducted in two business segments: the manufacture and sale of product recovery/pollution control equipment, and the manufacture and sale of fluid handling equipment.

No significant intercompany revenue is realized by either business segment. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

Financial information by business segment is shown below:

	Three Months Ended
	April 30,
	2005	2004
Net sales
Product recovery/pollution control equipment	$10,244,280	$9,251,532
Fluid handling equipment	7,683,332	6,383,114
	$17,927,612	$15,634,646

Income from operations
Product recovery/pollution control equipment	$929,992	$587,088
Fluid handling equipment	976,562	740,668
	$1,906,554	$1,327,756

	April 30,	January 31,
	2005	2005
Identifiable assets
Product recovery/pollution control equipment	$42,609,496	$41,554,730
Fluid handling equipment	20,216,194	19,784,083
	62,825,690	61,338,813
Corporate	20,915,159	21,585,253
	$83,740,849	$82,924,066

NOTE 8 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of Public Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 18, 2005

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	66.8%	67.6%
Gross profit	33.2%	32.4%

Selling expenses	10.9%	12.4%
General and administrative expenses	11.7%	11.5%
Income from operations	10.6%	8.5%

Interest expense	(.4%)	(.6%)
Other income, net	.8%	-
Income before taxes	11.0%	7.9%

Provision for taxes	3.6%	2.7%
Net income	7.4%	5.2%

Three Months Ended April 30, 2005 vs Three Months Ended April 30, 2004

Net sales for the three-month period ended April 30, 2005 were $17,927,612 compared to $15,634,646 for the three-month period ended April 30, 2004, an increase of $2,292,966 or 14.7%. Sales in the Fluid Handling Equipment segment were $7,683,332 or 20.4% higher compared to the three-month period ended April 30, 2004. Sales in the Product Recovery/Pollution Control Equipment segment were $10,244,280 or 10.7% higher than the three-month period ended April 30, 2004.

Backlog at April 30, 2005 totaled $18,261,846 compared to $11,857,264 at April 30, 2004. In addition, at April 30, 2005, the Company had orders of $3,977,076 compared to $4,237,564 at April 30, 2004, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the three-month period ended April 30, 2005 was $1,318,218 compared to $814,249 for the three-month period ended April 30, 2004, an increase of $503,969 or 61.9%. The increase in net income was primarily related to higher sales in both operating segments, combined with higher gross margins in the Product Recovery/Pollution Control Equipment segment.

The gross margin for the three-month period ended April 30, 2005 was 33.2% compared to 32.4% for the same period last year. The increase in gross margin is due to higher gross margins in the Product Recovery/Pollution Control Equipment segment.

Selling expenses increased $21,895 during the three-month period ended April 30, 2005 compared to the same period last year. As a percentage of net sales, selling expenses were 10.9% for the three-month period ended April 30, 2005 compared to 12.4% for the same period last year.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $2,093,458 for the three-month period ended April 30, 2005 compared to $1,802,308 for the three-month period ended April 30, 2004, an increase of $291,150. General and administrative expense for the three-month period ended April 30, 2005 was 11.7% of net sales, compared to 11.5% of net sales for the same period last year. This increase in part is related to higher health care costs combined with an increase in the accrual for the management incentive program.

Interest expense was $66,052 for the three-month period ended April 30, 2005 compared to $96,847 for the same period in the prior year, a decrease of 31.8%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $126,989 for the three-month period ended April 30, 2005 compared to $2,804 in the same period in the prior year. This change is related to higher interest income earned on the cash on hand, combined with the reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights. Neither the settlement nor the legal fees incurred after January 31, 2004 were material in the fiscal year ended January 31, 2005.

The effective tax rate for the three-month periods ended April 30, 2005 and April 30, 2004 was 33.0% and 34.0%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $19,807,864 on April 30, 2005 compared to $20,889,476 on January 31, 2005, a decrease of $1,081,612. This decrease is the net result of the cash flows used in operating activities totaling $53,936, payments of the quarterly cash dividends amounting to $648,524, payments on long-term debt totaling $300,910, exchange rate changes of $13,122 and investment in property and equipment amounting to $261,596, offset by the exercise of stock options amounting to $184,146 and the proceeds from the sale of property and equipment totaling $12,330. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects.

Accounts receivable (net) amounted to $13,366,843 on April 30, 2005 compared to $13,637,599 on January 31, 2005, which represents a decrease of $270,756. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $16,224,188 on April 30, 2005 compared to $13,843,171 on January 31, 2005, an increase of $2,381,017. This increase is due to inventory purchased in the three-month period ended April 30, 2005 for projects which are expected to ship in the second and third quarters of this fiscal year. Inventory balances fluctuate depending on market demand and on the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $14,212,041 on April 30, 2005 compared to $13,867,892 on January 31, 2005, an increase of $344,149. An increase in customers’ advances and accrued expenses accounted for this increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of April 30, 2005 and January 31, 2005, working capital was $37,026,347 and $36,402,603, respectively, and the current ratio was 3.6 on both dates.

Capital Resources and Requirements:

Cash flows used in operating activities during the three-month period ended April 30, 2005 amounted to $53,936 compared with cash flows provided by operating activities amounting to $2,915,214 in the three-month period ended April 30, 2004. This decrease in cash flows from operating activities was due principally to (i) the increase in inventories, (ii) the decrease in accounts payable, which were offset by the increase in net income and customers’ advances and (iii) the decrease in accounts receivable for the three-month period ended April 30, 2004.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Cash flows used in investing activities during the three-month period ended April 30, 2005 amounted to $249,266 compared with $284,632 for the three-month period ended April 30, 2004. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments during both years.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2005 utilized $765,288 of available resources compared to $870,171 for the three-month period ended April 30, 2004. The 2005 activity is the result of the payments of the quarterly cash dividends amounting to $648,524 and the reduction of long-term debt totaling $300,910, offset by the exercise of stock options amounting to $184,146.

The Board of Directors declared quarterly dividends of $.0775 per share payable on March 8, 2005 and June 8, 2005 to shareholders of record as of February 25, 2005 and May 27, 2005, respectively.

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

Our future results of operations and financial condition may differ materially from those suggested in forward-looking statements which we make in our Securities and Exchange Commission (“SEC”) filings and other public statements, as a result of events and occurrences relating to one or more of the factors set forth below, one time events or occurrences which are not reflected in the factors indicated below, or relating to factors disclosed previously or disclosed in the future in Met-Pro’s filings with the Securities and Exchange Commission.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain of the statements made in this Item 1 (and elsewhere in this Report) are “forward-looking” statements which are subject to the considerations set forth in “Cautionary Statement Regarding Forward-Looking Statements” located in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, and we refer you to these considerations.

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on both a single plaintiff and on a mass basis by large numbers of plaintiffs against a large number of industrial companies including those in the pump and fluid handling industries, and beginning in 2002 and continuing through the date of this Report, the Company and/or one of its divisions began to be named as one of many defendants in a number of such cases, predominantly in Mississippi. The allegations against the Company and/or this division are vague, general and speculative, but in general allege that the Company, or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. Based upon the current status of these cases, the Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division has resolved and been dismissed from a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases have been scheduled for trial. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Index

MET-PRO CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2005, the Company did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2005:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-28, 2005	0	$ -	0	212,599
March 1-31, 2005	0	-	0	212,599
April 1-30, 2005	0	-	0	212,599
Total	0	$ -	0	212,599

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 400,000 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Index

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

Met-Pro Corporation
(Registrant)

June 1, 2005	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

June 1, 2005	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index