Form 10-Q
period 2005-07-31
MET PRO CORP
filed 2005-09-06
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2005	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  X

As of July 31, 2005 the Registrant had 8,388,575 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2005	2005
Current assets
Cash and cash equivalents	$18,563,735	$20,889,476
Accounts receivable, net of allowance for doubtful
accounts of approximately $268,000 and
$213,000, respectively	15,665,312	13,637,599
Inventories	16,288,775	13,843,171
Prepaid expenses, deposits and other current assets	929,844	1,250,098
Deferred income taxes	650,151	650,151
Total current assets	52,097,817	50,270,495

Property, plant and equipment, net	10,922,814	11,287,253
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	569,382	567,405
Total assets	$84,388,926	$82,924,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,200,000	$1,500,910
Accounts payable	5,010,739	5,028,074
Accrued salaries, wages and expenses	6,532,010	5,397,195
Dividend payable	650,115	648,381
Customers' advances	963,770	1,293,332
Total current liabilities	14,356,634	13,867,892

Long-term debt	3,062,232	4,039,068
Other non-current liabilities	42,113	41,015
Deferred income taxes	1,836,469	1,810,900
Total liabilities	19,297,448	19,758,875

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 9,634,956 shares issued,
of which 1,246,381 and 1,266,914 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,922,603	7,930,646
Retained earnings	68,006,840	66,032,446
Accumulated other comprehensive income/(loss)	(131,618)	100,635
Treasury shares, at cost	(11,669,843)	(11,862,032)
Total shareholders' equity	65,091,478	63,165,191
Total liabilities and shareholders' equity	$84,388,926	$82,924,066
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net sales	$40,574,132	$35,984,670	$22,646,520	$20,350,024
Cost of goods sold	27,557,134	24,521,075	15,583,797	13,948,861
Gross profit	13,016,998	11,463,595	7,062,723	6,401,163

Operating expenses
Selling	3,927,401	3,896,439	1,973,138	1,964,071
General and administrative	4,351,964	3,749,263	2,258,506	1,946,955
	8,279,365	7,645,702	4,231,644	3,911,026
Income from operations	4,737,633	3,817,893	2,831,079	2,490,137

Interest expense	(135,914)	(186,942)	(69,862)	(90,095)
Other income, net	285,993	42,789	159,004	39,985
Income before taxes	4,887,712	3,673,740	2,920,221	2,440,027

Provision for taxes	1,612,945	1,249,074	963,672	829,610
Net income	$3,274,767	$2,424,666	$1,956,549	$1,610,417

Earnings per share, basic (1)	$.39	$.29	$.23	$.19

Earnings per share, diluted (2)	$.39	$.29	$.23	$.19

Cash dividend per share - declared (3)	$.1550	$.1450	$.0775	$.0725

Cash dividend per share - paid (3)	$.1550	$.1450	$.0775	$.0725

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 8,385,153 and 8,352,252 for the six-month periods ended July 31, 2005 and 2004, respectively and 8,384,354 and 8,348,996 for the three-month periods ended July 31, 2005 and 2004, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 8,480,840 and 8,474,359 for the six-month periods ended July 31, 2005 and 2004, respectively and 8,476,717 and 8,476,042 for the three-month periods ended July 31, 2005 and 2004, respectively.

(3)	The Board of Directors declared quarterly dividends of $.0775 per share payable on March 8, 2005, June 8, 2005 and September 8, 2005 to shareholders of record as of February 25, 2005, May 27, 2005 and August 28, 2005, respectively. Quarterly dividends of $.0725 per share were paid on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record as of February 27, 2004, May 28, 2004 and August 27, 2004, respectively.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	3,274,767	-	-
Cumulative translation adjustment	-	-	-	(282,343)	-
Interest rate swap,
net of tax of ($26,746)	-	-	-	50,090	-
Total comprehensive income						3,042,514

Dividends paid, $.0775 per share	-	-	(650,258)	-	-	(650,258)
Dividends declared, $.0775 per
share	-	-	(650,115)	-	-	(650,115)
Stock option transactions	-	(8,043)	-	-	192,189	184,146
Balances, July 31, 2005	$963,496	$7,922,603	$68,006,840	($131,618)	($11,669,843)	$65,091,478

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	2,424,666	-	-
Cumulative translation adjustment	-	-	-	(112,416)	-
Interest rate swap,
net of tax of ($46,880)	-	-	-	91,004	-
Total comprehensive income						2,403,254

Dividends paid, $.0725 per share	-	-	(606,345)	-	-	(606,345)
Dividends declared, $.0725 per
share	-	-	(606,550)	-	-	(606,550)
Stock option transactions	-	(25,466)	-	-	667,338	641,872
Purchase of 28,717 shares of
treasury stock	-	-	-	-	(481,687)	(481,687)
Balances, July 31, 2004	$963,496	$7,929,993	$64,939,196	($350,028)	($11,861,379)	$61,621,278
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Six Months Ended
July 31,
2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net Income	$3,274,767	$2,424,666
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	742,600	730,184
Deferred income taxes	(1,177)	(1,415)
Loss on sale of property and equipment, net	8,591	-
Allowance for doubtful accounts	55,466	43,052
(Increase) decrease in operating assets:
Accounts receivable	(2,305,022)	865,681
Inventories	(2,530,526)	(691,701)
Prepaid expenses, deposits and other current assets	303,086	343,568
Other assets	(17,394)	(4,734)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,267,070	(1,175,236)
Customers’ advances	(329,212)	(355,780)
Other non-current liabilities	1,098	(6,788)
Net cash provided by operating activities	469,347	2,171,497

Cash flows from investing activities
Proceeds from sale of property and equipment	30,907	-
Acquisitions of property and equipment	(488,380)	(504,055)
Net cash (used in) investing activities	(457,473)	(504,055)

Cash flows from financing activities
Reduction of debt	(1,200,910)	(918,463)
Exercise of stock options	184,146	641,872
Payment of dividends	(1,298,639)	(1,209,101)
Purchase of treasury shares	-	(481,687)
Net cash (used in) financing activities	(2,315,403)	(1,967,379)
Effect of exchange rate changes on cash	(22,212)	(31,435)

Net (decrease) in cash and cash equivalents	(2,325,741)	(331,372)

Cash and cash equivalents at February 1	20,889,476	16,996,253
Cash and cash equivalents at July 31	$18,563,735	$16,664,881
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

The pro forma information compared to reported information for the six-month and three-month periods ended July 31, 2005 and 2004 is presented in the following table:

	Six Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
Net Income:
As reported	$3,274,767	$2,424,666	$1,956,549	$1,610,417
Pro forma	3,191,387	2,319,458	1,914,859	1,557,813
Basic earnings per share:
As reported	$.39	$.29	$.23	$.19
Pro forma	$.38	$.28	$.23	$.19
Diluted earnings per share:
As reported	$.39	$.29	$.23	$.19
Pro forma	$.38	$.27	$.23	$.18

The pro forma effects of applying SFAS No. 123 to the six-month and three-month periods ended July 31, 2005 and 2004 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants are at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for in the same manner as stock options granted to employees.

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

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005, or in our case, beginning with our fiscal year ending January 31, 2007. We do not expect adoption of this Statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005, or in our case, beginning with our fiscal year ending January 31, 2007. We do not expect adoption of this Statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005, or in our case, beginning with our fiscal year ending January 31, 2007. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard upon our current and our immediately prior fiscal years would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 6. Accordingly, we expect the adoption of SFAS No. 123(R)’s fair value method to have an impact on the financial reporting of our results of operations based upon our current policies and practices with respect to the granting of stock options, although we do not expect it to have an impact on our overall financial position.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company with its fiscal year ending January 31, 2006. We do not expect adoption of FIN No. 47 to have a material impact on our financial condition or results of operations.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation, MPC Inc., Pristine Hydrochemical Inc., Mefiag (Guangzhou) Filter Systems Ltd. and Met-Pro (Hong Kong) Limited Company. Significant intercompany accounts and transactions have been eliminated.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2005 and the results of operations for the six-month and three-month periods ended July 31, 2005 and 2004, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	July 31,	January 31,
	2005	2005
Raw materials	$9,372,787	$7,965,553
Work in progress	1,979,610	1,682,391
Finished goods	4,936,378	4,195,227
	$16,288,775	$13,843,171

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended
	July 31,
	2005	2004
Cash paid during the period for:
Interest	$152,245	$211,226
Income taxes	869,244	1,144,297

NOTE 6 - OTHER INCOME, NET

Other income, net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
(Loss)/gain on sale of property and equipment	($8,592)	$ -	$3,606	$ -
Other, primarily interest income	294,585	140,581	155,398	60,116
Unusual charge - patent litigation	-	(97,792)	-	(20,131)
	$285,993	$42,789	$159,004	$39,985

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

Financial information by business segment is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2005	2004	2005	2004
Net sales
Product recovery/pollution control equipment	$24,802,000	$21,655,882	$14,557,720	$12,404,350
Fluid handling equipment	15,772,132	14,328,788	8,088,800	7,945,674
	$40,574,132	$35,984,670	$22,646,520	$20,350,024

Income from operations
Product recovery/pollution control equipment	$2,396,036	$1,951,500	$1,466,044	$1,364,412
Fluid handling equipment	2,341,597	1,866,393	1,365,035	1,125,725
	$4,737,633	$3,817,893	$2,831,079	$2,490,137

	July 31,	January 31,
	2005	2005
Identifiable assets
Product recovery/pollution control equipment	$44,135,698	$41,554,730
Fluid handling equipment	20,509,167	19,784,083
	64,644,865	61,338,813
Corporate	19,744,061	21,585,253
	$84,388,926	$82,924,066

NOTE 8 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2005 and the related consolidated statements of operations for the six-month and three-month periods ended July 31, 2005 and 2004 and shareholders’ equity and cash flows for the six-month periods ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 18, 2005

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.9%	68.1%	68.8%	68.5%
Gross profit	32.1%	31.9%	31.2%	31.5%

Selling expenses	9.7%	10.9%	8.7%	9.7%
General and administrative expenses	10.7%	10.4%	10.0%	9.6%
Income from operations	11.7%	10.6%	12.5%	12.2%

Interest expense	(.3%)	(.5%)	(.3%)	(.4%)
Other income, net	.7%	.1%	.7%	.2%
Income before taxes	12.1%	10.2%	12.9%	12.0%

Provision for taxes	4.0%	3.5%	4.3%	4.1%
Net income	8.1%	6.7%	8.6%	7.9%

Six Months Ended July 31, 2005 vs Six Months Ended July 31, 2004

Net sales for the six-month period ended July 31, 2005 were $40,574,132 compared to $35,984,670 for the six-month period ended July 31, 2004, an increase of $4,589,462 or 12.8%. Sales in the Fluid Handling Equipment segment were $15,772,132 or 10.1% higher than the six-month period ended July 31, 2004. Sales in the Product Recovery/Pollution Control Equipment segment were $24,802,000 or 14.5% higher than the six-month period ended July 31, 2004.

Backlog at July 31, 2005 totaled $16,044,603 compared to $8,789,040 at July 31, 2004. In addition, at July 31, 2005, the Company had orders of $3,745,264, compared to $4,295,130 at July 31, 2004, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the six-month period ended July 31, 2005 was $3,274,767 compared to $2,424,666 for the six-month period ended July 31, 2004, an increase of $850,101 or 35.1%. The increase in net income is principally related to higher sales volumes in both operating segments.

The gross margin for the six-month period ended July 31, 2005 was 32.1% versus 31.9% for the same period in the prior year.

Selling expense increased $30,962 during the six-month period ended July 31, 2005 compared to the same period last year. Selling expense as a percentage of net sales was 9.7% for the six-month period ended July 31, 2005 compared to 10.9% for the same period last year.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $4,351,964 for the six-month period ended July 31, 2005 compared to $3,749,263 for the same period last year, an increase of $602,701. General and administrative expense as a percentage of net sales was 10.7% for the six-month period ended July 31, 2005 compared to 10.4% for the same period last year. This increase is related to higher health care costs combined with last year’s same period decrease in an accrual for the management incentive program.

Interest expense was $135,914 for the six-month period ended July 31, 2005 compared to $186,942 for the same period in the prior year, a decrease of $51,028. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $285,993 for the six-month period ended July 31, 2005 compared to $42,789 for the same period in the prior year. This change is related to higher interest income earned on the cash on hand, combined with a reduction in charges incurred in defending and settling allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights.

The effective tax rates for the six-month periods ended July 31, 2005 and July 31, 2004 were 33.0% and 34.0%, respectively.

Three Months Ended July 31, 2005 vs Three Months Ended July 31, 2004

Net sales for the three-month period ended July 31, 2005 were $22,646,520 compared to $20,350,024 for the three-month period ended July 31, 2004, an increase of $2,296,496 or 11.3%. Sales in the Product Recovery/Pollution Control Equipment segment were $14,557,720 or 17.4% higher than the three-month period ended July 31, 2004. Sales in the Fluid Handling Equipment segment were $8,088,800 or slightly higher compared to the three-month period ended July 31, 2004.

Net income for the three-month period ended July 31, 2005 was $1,956,549 compared to $1,610,417 for the three-month period ended July 31, 2004, an increase of $346,132 or 21.5%.

The gross margin for the three-month period ended July 31, 2005 was 31.2% compared to 31.5% for the same period last year, due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment segment.

Selling expenses increased $9,067 during the three-month period ended July 31, 2005 compared to the same period last year. As a percentage of net sales, selling expenses were 8.7% for the three-month period ended July 31, 2005 compared to 9.7% for the same period last year.

General and administrative expense was $2,258,506 for the three-month period ended July 31, 2005 compared to $1,946,955 for the three-month period ended July 31, 2004, an increase of $311,551. General and administrative expense for the three-month period ended July 31, 2005 was 10.0% of net sales, compared to 9.6% of net sales for the same period last year. This increase in part is related to higher health care costs combined with last year’s same period decrease in an accrual for the management incentive program.

Interest expense was $69,862 for the three-month period ended July 31, 2005 compared to $90,095 for the same period in the prior year, a decrease of 22.5%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $159,004 for the three-month period ended July 31, 2005 compared to $39,985 for the same period in the prior year. This change is related to higher interest income earned on the cash on hand, combined with a reduction in charges incurred in defending and settling allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights.

The effective tax rates for the three-month periods ended July 31, 2005 and July 31, 2004 were 33% and 34%, respectively.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Liquidity:

The Company’s cash and cash equivalents were $18,563,735 on July 31, 2005 compared to $20,889,476 on January 31, 2005, a decrease of $2,325,741. This decrease is the net result of the payments of the quarterly cash dividends amounting to $1,298,639, payments on long-term debt totaling $1,200,910, exchange rate charges of $22,212 and investment in property and equipment amounting to $488,380, offset by cash flows provided by operating activities totaling $469,347, exercise of stock options amounting to $184,146 and the proceeds from the sale of property and equipment totaling $30,907. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivables.

Accounts receivable (net) amounted to $15,665,312 on July 31, 2005 compared to $13,637,599 on January 31, 2005, which represents an increase of $2,027,713. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $16,288,775 on July 31, 2005 compared to $13,843,171 on January 31, 2005, an increase of $2,445,604. This increase is primarily due to inventory purchased in the six-month period ended July 31, 2005 for projects which are expected to ship in the third and fourth quarters of this fiscal year. Inventory balances fluctuate depending on market demand and on the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $14,356,634 on July 31, 2005 compared to $13,867,892 on January 31, 2005, an increase of $488,742. An increase in accrued expenses, offset by a decrease in the current portion of long-term debt and customers’ advances accounted for this increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of July 31, 2005 and January 31, 2005, working capital was $37,741,183 and $36,402,603, respectively, and the current ratio was 3.6 on both dates.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2005 amounted to $469,347 compared to $2,171,497 in the six-month period ended July 31, 2004. This decrease in cash flows from operating activities was due principally to (i) the increase in accounts receivable and inventory and (ii) the decrease in customers’ advances, which (iii) together were offset by the increase in net income and accounts payable.

Cash flows used in investing activities during the six-month period ended July 31, 2005 amounted to $457,473 compared with $504,055 for the six-month period ended July 31, 2004. The Company’s investing activities principally represent the acquisitions of property, plant and equipment in the two operating segments during both years.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2005 utilized $2,315,403 of available resources compared to $1,967,379 for the six-month period ended July 31, 2004. The 2005 activity is the result of the payments of the quarterly cash dividends amounting to $1,298,639 and the reduction of long-term debt totaling $1,200,910, offset by the exercise of stock options amounting to $184,146.

The Board of Directors declared quarterly dividends of $.0775 per share payable on March 8, 2005, June 8, 2005 and September 8, 2005 to shareholders of record as of February 25, 2005, May 27, 2005 and August 28, 2005, respectively.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Our future results of operations and financial condition may differ materially from those suggested in forward-looking statements which we make in our Securities and Exchange Commission (“SEC”) filings and other public statements, as a result of events and occurrences relating to one or more of the factors set forth below, one time events or occurrences which are not reflected in the factors indicated below, or relating to factors disclosed previously or disclosed in the future in Met-Pro’s filings with the SEC.

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

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

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on both a single plaintiff and on a mass basis by large numbers of plaintiffs against a large number of industrial companies including those in the pump and fluid handling industries, and beginning in 2002 and continuing through the date of this Report, the Company and/or one of its divisions began to be named as one of many defendants in a number of such cases, predominantly in Mississippi. Additionally, the Company and/or the division has also recently experienced an increase in the number of single plaintiff asbestos cases filed against us and numerous other industrial companies in two other states. The allegations against the Company and/or the division are vague, general and speculative, but in general allege that the Company, or division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. Based upon the current status of these cases, the Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division has resolved and been dismissed from a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases are on a schedule leading to trial. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

MET-PRO CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2005:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2005	0	$ -	0	212,599
June 1-30, 2005	0	-	0	212,599
July 1-31, 2005	0	-	0	212,599
Total	0	$ -	0	212,599

(1)	On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 400,000 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 8, 2005. At that meeting, four proposals were submitted to a vote of the Company’s shareholders. Proposal 1 was a proposal to elect two Directors (with Michael J. Morris and Constantine N. Papadakis, Ph.D. being the nominees) to serve until the 2008 Annual Meeting of Shareholders. Proposal 2 was a proposal to adopt the 2005 Equity Incentive Plan. Proposal 3 was to ratify the election of Margolis & Company P.C. as independent certified public accountants for the Company’s fiscal year ending January 31, 2006. Proposal 4 was to consider and act upon a shareholder proposal pertaining to Board Diversity.

At the close of business on the record date for the meeting (which was April 13, 2005), there were 8,388,575 Common Shares outstanding and entitled to be voted at the meeting. Holders of 7,657,798 Common Shares (representing a like number of votes) were present at the meeting, either in person or by proxy.

MET-PRO CORPORATION

The following table sets forth the results of the voting on each of the proposals:

	Number of Votes
			Abstain/
			Broker
Proposals	For	Against	Non Vote
Proposal 1 - Election of Directors
Michael J. Morris	7,127,465	530,333	-
Constantine N. Papadakis, Ph. D.	7,120,689	537,109	-

Proposal 2 - Adoption of 2005 Equity Incentive Plan	4,339,944	1,234,407	2,083,447

Proposal 3 - Selection of Margolis & Company P.C. as
Independent Registered Public	7,563,312	64,670	29,816
Accountants
Proposal 4 - Shareholder proposal pertaining to Board
Diversity	1,225,288	4,151,281	2,281,229

Consequently, all proposals, with the exception of Proposal 4, were adopted by the shareholders.

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

Met-Pro Corporation
(Registrant)

September 6, 2005	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

September 6, 2005	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director