Form 10-Q
period 2005-10-31
MET PRO CORP
filed 2005-12-05
CIK 65201

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2005	Commission file number: 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Cassell Road, P.O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2005 the Registrant had 11,197,109 Common Shares, par value of $.10 per share, issued and outstanding (reflects a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005).

MET-PRO CORPORATION

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2005	2005
Current assets
Cash and cash equivalents	$19,016,343	$20,889,476
Accounts receivable, net of allowance for doubtful
accounts of approximately $310,000 and
$213,000, respectively	15,535,450	13,637,599
Inventories	16,410,789	13,843,171
Prepaid expenses, deposits and other current assets	1,217,395	1,250,098
Deferred income taxes	650,151	650,151
Total current assets	52,830,128	50,270,495

Property, plant and equipment, net	12,141,265	11,287,253
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	551,079	567,405
Total assets	$86,321,385	$82,924,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,200,000	$1,500,910
Accounts payable	5,921,566	5,028,074
Accrued salaries, wages and expenses	5,894,171	5,397,195
Dividend payable	699,539	648,381
Customers' advances	1,673,369	1,293,332
Total current liabilities	15,388,645	13,867,892

Long-term debt	2,729,854	4,039,068
Other non-current liabilities	42,662	41,015
Deferred income taxes	1,847,269	1,810,900
Total liabilities	20,008,430	19,758,875

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,649,499 and 1,689,219 shares were reacquired
and held in treasury at the respective dates	963,496	963,496
Additional paid-in capital	7,887,259	7,930,646
Retained earnings	69,189,322	66,032,446
Accumulated other comprehensive income/(loss)	(92,623)	100,635
Treasury shares, at cost	(11,634,499)	(11,862,032)
Total shareholders' equity	66,312,955	63,165,191
Total liabilities and shareholders' equity	$86,321,385	$82,924,066
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net sales	$62,492,924	$53,390,830	$21,918,792	$17,406,160
Cost of goods sold	42,762,662	36,586,442	15,205,528	12,065,367
Gross profit	19,730,262	16,804,388	6,713,264	5,340,793

Operating expenses
Selling	5,899,709	5,759,178	1,972,308	1,862,739
General and administrative	6,608,923	5,725,878	2,256,959	1,976,615
	12,508,632	11,485,056	4,229,267	3,839,354
Income from operations	7,221,630	5,319,332	2,483,997	1,501,439

Interest expense	(196,868)	(273,098)	(60,954)	(86,156)
Other income, net	448,847	111,850	162,854	69,061
Income before taxes	7,473,609	5,158,084	2,585,897	1,484,344

Provision for taxes	2,316,820	1,753,747	703,875	504,673
Net income	$5,156,789	$3,404,337	$1,882,022	$979,671

Earnings per share, basic (1)(2)	$.46	$.31	$.17	$.09

Earnings per share, diluted (1)(3)	$.46	$.30	$.17	$.09

Cash dividend per share - declared (1)(4)	$.1788	$.1669	$.0625	$.0581

Cash dividend per share - paid (1)(4)	$.1744	$.1631	$.0581	$.0544

(1)
On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005. All references in the financial statements to per share amounts and numbers of shares outstanding have been restated to reflect the effect of the stock split.

(2)
Basic earnings per share are based upon the weighted average number of shares outstanding of 11,185,838 and 11,142,537 for the nine-month periods ended October 31, 2005 and 2004, respectively, and 11,184,295 and 11,140,839 for the three-month periods ended October 31, 2005 and 2004, respectively.

(3)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,320,875 and 11,290,240 for the nine-month periods ended October 31, 2005 and 2004, respectively and 11,317,027 and 11,293,111 for the three-month periods ended October 31, 2005 and 2004, respectively.

(4)
The Board of Directors declared quarterly dividends of $.0581 per share payable on March 8, 2005, June 8, 2005 and September 8, 2005 to shareholders of record as of February 25, 2005, May 27, 2005 and August 28, 2005, respectively, and a quarterly dividend of $.0625 per share payable on December 8, 2005 to shareholders of record as of November 25, 2005. Quarterly dividends of $.0544 per share were paid on March 10, 2004, June 9, 2004 and September 9, 2004 to shareholders of record as of February 27, 2004, May 28, 2004 and August 27, 2004, respectively, and a quarterly dividend of $.0581 per share payable on December 9, 2004 to shareholders of record as of November 26, 2004.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	5,156,789	-	-
Cumulative translation adjustment	-	-	-	(264,444)	-
Interest rate swap,
net of tax of ($38,028)	-	-	-	71,186	-
Total comprehensive income						4,963,531

Dividends paid, $.1163 per share	-	-	(1,300,374)	-	-	(1,300,374)
Dividends declared, $.0625 per
share	-	-	(699,539)	-	-	(699,539)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 shares of
treasury stock	-	-	-	-	(140,135)	(140,135)
Balances, October 31, 2005	$963,496	$7,887,259	$69,189,322	($92,623)	($11,634,499)	$66,312,955

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	3,404,337	-	-
Cumulative translation adjustment	-	-	-	77,393	-
Interest rate swap,
net of tax of ($44,527)	-	-	-	86,434	-
Total comprehensive income						3,568,164

Dividends paid, $.1088 per share	-	-	(1,212,895)	-	-	(1,212,895)
Dividends declared, $.0581 per
share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(25,466)	-	-	667,338	641,872
Purchase of 38,289 shares of
treasury stock	-	-	-	-	(481,687)	(481,687)
Balances, October 31, 2004	$963,496	$7,929,993	$65,270,486	($164,789)	($11,861,379)	$62,137,807
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended
October 31,
2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$5,156,789	$3,404,337
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,109,925	1,105,463
Deferred income taxes	(1,659)	(2,021)
(Gain) loss on sale of property and equipment, net	8,348	(1,650)
Allowance for doubtful accounts	96,682	76,914
(Increase) decrease in operating assets:
Accounts receivable	(2,172,567)	1,665,238
Inventories	(2,638,644)	(1,031,531)
Prepaid expenses, deposits and other current assets	18,158	79,159
Other assets	(6,744)	(19,502)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,560,944	(750,110)
Customers’ advances	380,037	(287,805)
Other non-current liabilities	1,648	1,648
Net cash provided by operating activities	3,512,917	4,240,140

Cash flows from investing activities
Proceeds from sale of property and equipment	31,696	1,650
Acquisitions of property and equipment	(2,093,201)	(734,576)
Net cash (used in) investing activities	(2,061,505)	(732,926)

Cash flows from financing activities
Reduction of debt	(1,500,910)	(1,227,190)
Exercise of stock options	324,281	641,872
Payment of dividends	(1,948,755)	(1,815,651)
Purchase of treasury shares	(140,135)	(481,687)
Net cash (used in) financing activities	(3,265,519)	(2,882,656)
Effect of exchange rate changes on cash	(59,026)	(33,792)

Net increase (decrease) in cash and cash equivalents	(1,873,133)	590,766

Cash and cash equivalents at February 1	20,889,476	16,996,253
Cash and cash equivalents at October 31	$19,016,343	$17,587,019
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

The pro forma information compared to reported information for the nine-month and three-month periods ended October 31, 2005 and 2004 is presented in the following table:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net Income:
As reported	$5,156,789	$3,404,337	$1,882,022	$979,671
Pro forma	5,031,719	3,246,525	1,840,332	927,067
Basic earnings per share:
As reported	$.46	$.31	$.17	$.09
Pro forma	$.45	$.29	$.16	$.08
Diluted earnings per share:
As reported	$.46	$.30	$.17	$.09
Pro forma	$.44	$.29	$.16	$.08

The pro forma effects of applying SFAS No. 123 to the nine-month and three-month periods ended October 31, 2005 and 2004 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants are at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for in the same manner as stock options granted to employees.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005, or in our case, beginning with our fiscal year ending January 31, 2007. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard upon our current and our immediately prior fiscal years would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 6. Accordingly, we expect the adoption of SFAS No. 123(R)’s fair value method to have an impact on the financial reporting of our results of operations based upon our current policies and practices with respect to the granting of stock options, although we do not expect it to have an impact on our overall financial position.

In March 2005, the FASB issued Interpretation FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company with its fiscal year ending January 31, 2006. We do not expect adoption of FIN No. 47 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. As of October 31, 2005, the Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this Statement to have a significant impact on its consolidated statement of operations or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

Stock Splits: On October 10, 2005, the Company’s Board of Directors declared a four-for-three stock split effected in the form of a stock distribution, paid on November 15, 2005 to shareholders of record on November 1, 2005. The Company retained the current par value of $0.10 per share for all Common Shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s Common Shares have been restated to reflect the effect of the stock split for all periods presented.

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

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2005 and the results of operations for the nine-month and three-month periods ended October 31, 2005 and 2004, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2005	2005
Raw materials	$8,506,655	$7,965,553
Work in progress	3,280,075	1,682,391
Finished goods	4,624,059	4,195,227
	$16,410,789	$13,843,171

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended October 31,
	2005	2004
Cash paid during the period for:
Interest	$210,071	$256,991
Income taxes	1,290,171	1,536,352

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OTHER INCOME, NET

Other income, net was comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Gain/(loss) on sale of property and equipment	($8,348)	$1,650	$244	$1,650
Other, primarily interest income	457,195	226,742	162,610	86,161
Unusual charge - patent litigation	-	(116,542)	-	(18,750)
	$448,847	$111,850	$162,854	$69,061

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

Financial information by business segment is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net sales
Product recovery/pollution control equipment	$39,244,030	$31,556,277	$14,442,030	$9,900,395
Fluid handling equipment	23,248,894	21,834,553	7,476,762	7,505,765
	$62,492,924	$53,390,830	$21,918,792	$17,406,160

Income from operations
Product recovery/pollution control equipment	$3,938,788	$2,522,779	$1,542,752	$571,279
Fluid handling equipment	3,282,842	2,796,553	941,245	930,160
	$7,221,630	$5,319,332	$2,483,997	$1,501,439

	October 31,	January 31,
	2005	2005
Identifiable assets
Product recovery/pollution control equipment	$43,665,377	$41,554,730
Fluid handling equipment	21,995,856	19,784,083
	65,661,233	61,338,813
Corporate	20,660,152	21,585,253
	$86,321,385	$82,924,066

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2005, and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2005 and 2004, and shareholders’ equity and cash flows for the nine-month periods ended October 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
November 17, 2005

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.4%	68.5%	69.4%	69.3%
Gross profit	31.6%	31.5%	30.6%	30.7%

Selling expenses	9.4%	10.8%	9.0%	10.7%
General and administrative expenses	10.6%	10.7%	10.3%	11.4%
Income from operations	11.6%	10.0%	11.3%	8.6%

Interest expense	(.3%)	(.5%)	(.3%)	(.5%)
Other income, net	.7%	.2%	.7%	.4%
Income before taxes	12.0%	9.7%	11.7%	8.5%

Provision for taxes	3.7%	3.3%	3.2%	2.9%
Net income	8.3%	6.4%	8.5%	5.6%

Nine Months Ended October 31, 2005 vs. Nine Months Ended October 31, 2004

Net sales for the nine-month period ended October 31, 2005 were $62,492,924 compared with $53,390,830 for the nine-month period ended October 31, 2004, an increase of $9,102,094 or 17.0%. Sales in the Fluid Handling Equipment segment totaled $23,248,894 or 6.5% higher than the nine-month period ended October 31, 2004. Sales in the Product Recovery/Pollution Control Equipment segment totaled $39,244,030 or 24.4% higher than the nine-month period ended October 31, 2004.

Backlog at October 31, 2005 totaled $16,464,777 compared with $11,698,164 at October 31, 2004. In addition, at October 31, 2005, the Company had orders of $3,040,902, compared with $6,485,255 at October 31, 2004, which are not included in our backlog due to the Company’s long-standing policy of not including these orders in backlog until engineering drawings are approved.

Net income for the nine-month period ended October 31, 2005 was $5,156,789 compared with $3,404,337 for the nine-month period ended October 31, 2004, an increase of $1,752,452 or 51.5%. The increase in net income is principally related to higher sales volumes in both operating segments, combined with a lower effective tax rate for the nine month period.

The gross margin for the nine-month period ended October 31, 2005 was 31.6% versus 31.5% for the same period in the prior year.

Selling expense increased $140,531 during the nine-month period ended October 31, 2005 compared with the same period last year. Selling expense as a percentage of net sales was 9.4% for the nine-month period ended October 31, 2005 compared with 10.8% for the same period last year.

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $6,608,923 for the nine-month period ended October 31, 2005 compared with $5,725,878 for the same period last year, an increase of $883,045. This increase is principally related to higher health care costs combined with last year’s same period decrease in an accrual for the management incentive program. General and administrative expense as a percentage of net sales was 10.6% for the nine-month period ended October 31, 2005 compared with 10.7% for the same period last year.

Interest expense was $196,868 for the nine-month period ended October 31, 2005 compared with $273,098 for the same period in the prior year, a decrease of $76,230. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $448,847 for the nine-month period ended October 31, 2005 compared with $111,850 for the same period in the prior year. This change is related to higher interest income earned on cash on hand, combined with a reduction in charges incurred in defending and settling allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights.

The effective tax rates for the nine-month periods ended October 31, 2005 and October 31, 2004 were 31.0% and 34.0%, respectively. The 31.0 % tax rate in the current nine month period, which we anticipate will also be the effective tax rate for the full fiscal year, reflects both federal and state tax savings that were identified during the third fiscal quarter.

Three Months Ended October 31, 2005 vs. Three Months Ended October 31, 2004

Net sales for the three-month period ended October 31, 2005 were $21,918,792 compared with $17,406,160 for the three-month period ended October 31, 2004, an increase of $4,512,632 or 25.9%. Sales in the Product Recovery/Pollution Control Equipment segment totaled $14,442,030 or 45.9% higher than the three-month period ended October 31, 2004. Sales in the Fluid Handling Equipment segment totaled $7,476,762 or slightly lower compared with the three-month period ended October 31, 2004.

Net income for the three-month period ended October 31, 2005 was $1,882,022 compared with $979,671 for the three-month period ended October 31, 2004, an increase of $902,351 or 92.1%. The increase in net income is principally related to higher sales volume in the Product Recovery/Pollution Control segment, combined with a lower effective tax rate.

The gross margin for the three-month period ended October 31, 2005 was 30.6% compared with 30.7% for the same period last year.

Selling expenses increased $109,569 during the three-month period ended October 31, 2005 compared with the same period last year. As a percentage of net sales, selling expenses were 9.0% for the three-month period ended October 31, 2005 compared with 10.7% for the same period last year.

General and administrative expense was $2,256,959 for the three-month period ended October 31, 2005 compared with $1,976,615 for the three-month period ended October 31, 2004, an increase of $280,344. General and administrative expense for the three-month period ended October 31, 2005 was 10.3% of net sales, compared with 11.4% of net sales for the same period last year.

Interest expense was $60,954 for the three-month period ended October 31, 2005 compared with $86,156 for the same period in the prior year, a decrease of 29.3%. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $162,854 for the three-month period ended October 31, 2005 compared with $69,061 for the same period in the prior year. This change is principally related to higher interest income earned on cash on hand.

The effective tax rates for the three month periods ended October 31, 2005 and October 31, 2004 were 27.0% and 34.0%, respectively. As noted above, during the third fiscal quarter of the current fiscal year, we identified federal and state tax savings as a result of which we anticipate a 31.0% effective tax rate for the full fiscal year. The reduced tax rate in the current three month period reflects an adjustment to account for the 33.0% tax rate which had been utilized in the six-month period ended July, 2005.

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Liquidity:

The Company’s cash and cash equivalents were $19,016,343 on October 31, 2005 compared with $20,889,476 on January 31, 2005, a decrease of $1,873,133. This decrease is the net result of the payments of the quarterly cash dividends amounting to $1,948,755, payments on debt totaling $1,500,910, exchange rate changes of $59,026, purchase of treasury shares of $140,135 and investment in property and equipment amounting to $2,093,201, offset by cash flows provided by operating activities totaling $3,512,917, exercise of stock options amounting to $324,281 and the proceeds from the sale of property and equipment totaling $31,696. The Company’s cash flows from operating activities are influenced by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable.

Accounts receivable (net) amounted to $15,535,450 on October 31, 2005 compared with $13,637,599 on January 31, 2005, which represents an increase of $1,897,851. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will influence accounts receivable balances at any point in time.

Inventories were $16,410,789 on October 31, 2005 compared with $13,843,171 on January 31, 2005, an increase of $2,567,618. This increase is primarily due to inventory purchased in the nine-month period ended October 31, 2005 for projects which are expected to ship in the fourth quarter of this fiscal year. Inventory balances fluctuate depending on market demand and on the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $15,388,645 on October 31, 2005 compared with $13,867,892 on January 31, 2005, an increase of $1,520,753. An increase in accounts payable, accrued expenses and customer advances, offset partially by a decrease in the current portion of long-term debt, accounted for this increase.

The Company has consistently maintained a high current ratio and has not utilized either the domestic line of credit or the foreign line of credit together totaling $5 million, which are available for working capital purposes. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of October 31, 2005 and January 31, 2005, working capital was $37,441,483 and $36,402,603, respectively, and the current ratio was 3.4 as of October 31, 2005 and 3.6 as January 31, 2005.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2005 amounted to $3,512,917 compared with $4,240,140 in the nine-month period ended October 31, 2004. This decrease in cash flows from operating activities was due principally to the increase in accounts receivable and inventory, offset by increases in net income, accounts payable, accrued expenses and customer advances. During the three month period ended October 31, 2005, the Company contributed an additional $1.0 million to its defined benefit plans, in addition to the required payments of $328,000 for the nine month period ended October 31, 2005.

Cash flows used in investing activities during the nine-month period ended October 31, 2005 amounted to $2,061,505 compared with $732,926 for the nine-month period ended October 31, 2004, an increase of $1,328,579.  The increase in investing activities is partially due to an expansion of the Telford, Pennsylvania facility, in which the Company has incurred costs of $712,975 for the period ended October 31, 2005 out of an expected total project cost of $3.5 million.  This expansion is required to accommodate the relocation of the Sethco Division from Hauppauge, New York to the Telford, Pennsylvania facility. The costs associated with this relocation will not materially impact the financial results of the Company for the current fiscal year. We expect to realize significant improvement in profitability from this action commencing in our next fiscal year that begins in February 2006 and being more fully achieved in the following years. The balance of the increase is due to the Company’s planned capital expenditures in the two operating segments during the year.

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

Financing activities during the nine-month period ended October 31, 2005 utilized $3,265,519 of available resources compared with $2,882,656 for the nine-month period ended October 31, 2004. The 2005 activity is the result of the payments of the quarterly cash dividends amounting to $1,948,755, purchase of treasury shares of $140,135, and the reduction of long-term debt totaling $1,500,910, offset by the exercise of stock options amounting to $324,281.

The Board of Directors declared quarterly dividends of $.0581 (adjusted for a four-for-three stock split) payable on March 8, 2005, June 8, 2005 and September 8, 2005 to shareholders of record as of February 25, 2005, May 27, 2005 and August 28, 2005, respectively.

On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005.

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

There appears to have been a significant increase during the last several years in asbestos-related litigation claims filed in particular states on both a single plaintiff and on a mass basis by large numbers of plaintiffs against a large number of industrial companies including those in the pump and fluid handling industries, and beginning in 2002 and continuing through the date of this Report, the Company and/or one of its divisions began to be named as one of many defendants in a number of such cases, predominantly in Mississippi. Additionally, the Company and/or this division has also recently experienced an increase in the number of single plaintiff asbestos cases filed against us and numerous other industrial companies in two other states. The allegations against the Company and/or this division are vague, general and speculative, but in general allege that the Company, or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. Based upon the current status of these cases, the Company believes that these cases are without merit and that none of its products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division has resolved and been dismissed from a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases are on schedule leading to trial. Given the current status of these cases, the Company does not presently believe that these proceedings will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2005:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2005	12,548	$ 11.17	12,548	270,918
September 1-30, 2005	0	-	0	270,918
October 1-31, 2005	0	-	0	270,918
Total	12,548	$ 11.17	12,548	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for four-for-three stock split) shares. The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

MET-PRO CORPORATION

Item 6.   Exhibits

  (a)     Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description

4.2	2005 Equity Incentive Plan. Incorporated by reference to
Appendix C to the Definitive Proxy Statement filed
with the SEC on May 14, 2005 for the 2005 Annual Meeting
of Shareholders.

31.1	Certification of Chief Executive Officer,
under Section 302 of the
Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer,
under Section 302 of the
Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer,
Pursuant 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer,
Pursuant 18 U.S.C. Section 1350.*

* Filed herewith.

MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

December 5, 2005	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 5, 2005	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director