Form 10-K
period 2006-01-31
MET PRO CORP
filed 2006-04-13
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For fiscal year ended: January 31, 2006

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ] No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act. Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $123,110,289.

The number of Registrant’s outstanding Common Shares was 11,204,577 as of April 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant’s Annual Meeting of Shareholders to be held on June 7, 2006	III

FORM 10-K

Index

Page
PART I

PART II
PART III
PART IV
Item 15.	Exhibits and Financial Statement Schedules	49

SIGNATURES	52

FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements, perhaps for reasons described in “Risk Factors”, and perhaps for other unanticipated reasons. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements; Factors That May Affect Future Results.” Readers should also carefully review the risk factors identified in this Annual Report and in other documents Met-Pro files from time to time with the Securities and Exchange Commission.

PART I

Item 1.  Business:

General:

Met-Pro Corporation (“Met-Pro” or the “Company”), incorporated in the State of Delaware on March 30, 1966 and reincorporated in the State of Pennsylvania on July 31, 2003, manufactures and sells product recovery and pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company, which operates through nine divisions and seven wholly-owned subsidiaries, markets and sells its products through its own personnel, distributors, representatives and agents based on the division or subsidiary involved. The Company’s products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company’s Common Shares began trading on the New York Stock Exchange, where it currently trades under the symbol “MPR”.

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

Product Recovery/Pollution Control Equipment Segment

This segment is composed of the following six divisions and/or subsidiaries of the Company: Flex-Kleen Division, Pristine Water Solutions Inc. (an entity which consolidates the businesses previously operated as Stiles-Kem Division and Pristine Hydrochemical Inc.), Sethco Division, Strobic Air Corporation, Duall Division and Systems Division.
Index

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

Pristine Water Solutions Inc. (“Pristine”), located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds. Pristine is the consolidation of the Company’s Stiles-Kem Division and Pristine Hydrochemical Inc. businesses including product lines and operations. This consolidation was effective as of February 1, 2006. Products sold by Pristine have been used in the public drinking water industry since 1955. Pristine’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems and to reduce scaling and general corrosion tendencies within water distribution piping systems as well as help municipalities meet soluble lead and copper limits in drinking water. These food grade products are NSF/ANSI approved for health considerations in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines. Pristine’s product line also includes coagulant and flocculent polymer products for both municipal and industrial applications as well as a chlorine dioxide treatment program for municipal drinking water disinfection, which improves water clarity, reduces sludge volume and also helps customers reduce trihalomethane formation as required by the EPA. In addition, Pristine markets and sells a line of Bio-Purge™ products for drinking well water remediation as well as boiler and water cooling chemicals and services to industrial and commercial markets allowing customers to maximize their heat transfer efficiency and save operating costs through energy conservation. Pristine’s products are sold directly through Company regional sales managers or agents and through a network of distributors located in the United States and Canada, and offers technical and laboratory customer support from the Waukegan facility.

Sethco Division, which we are in the process of moving to our recently expanded Telford, Pennsylvania facility, designs, manufactures and sells corrosion resistant pumps, filter chambers and filter systems with flow rates up to about 250 gallons per minute. These products are used extensively in the metal finishing, electronics, chemical processing and waste water treatment industries. Sethco’s products are sold directly through Company regional sales managers and through a worldwide network of non-exclusive distributors, catalog houses and original equipment manufacturers.

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

Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems. The Division’s major products include chemical and biological odor control systems, fume and emergency gas scrubbers, wet particulate collectors, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall’s support services include pilot studies, engineering, installation and performance testing. Duall products are sold both domestically and internationally to the metal finishing, plating, wastewater treatment, composting, food processing, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. Market specific sales managers and factory trained manufacturer’s representatives sell Duall’s engineered systems to industrial and municipal clients.

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

Mefiag®, operating as the Company’s wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, The Netherlands, the Mefiag Division, located in Owosso, Michigan, and the Company’s indirect wholly-owned subsidiary established in the fiscal year ended January 31, 2006, Mefiag (Guangzhou) Filter Systems Ltd., located in Guangzhou, the People’s Republic of China designs, manufactures and sells filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries.

Index

Worldwide sales are accomplished directly through Company regional sales managers, qualified market-based distributors and original equipment manufacturers located throughout Europe, the United States, Asia and other major markets around the world.

Keystone Filter Division, located in Hatfield, Pennsylvania, is an established custom pleater and filter cartridge manufacturer. The Division provides custom designed and engineered products which are currently used in a diversity of applications such as the nuclear power industry, components in medical equipment and in indoor air quality equipment. Keystone Filter also provides standard filters for water purification and industrial applications. Sales and customer service are provided directly through Company regional sales managers and through a non-exclusive distributor network.

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

Fybroc Division, located in Telford, Pennsylvania, is a world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc’s second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc’s pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). Fybroc pumps are sold to many markets including the chemical, petrochemical, pharmaceutical, fertilizer, pesticides, steel, pulp and paper, electric utility, aquaculture, aquarium, commercial marine/navy, desalination/water reuse, and industrial and municipal waste treatment industries. The Division’s products are sold worldwide through an extensive network of distributors.

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2006	2005	2004
United States	75.3%	78.6%	82.6%
Foreign	24.7%	21.4%	17.4%
Net Sales	100.0%	100.0%	100.0%

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

With respect to the Fluid Handling Equipment segment, specifically the pump manufacturing operations, several companies, including Ingersoll-Dresser Pumps Co. (a subsidiary of Flowserve Corporation), Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), and Durco Pumps, Inc. (a subsidiary of Flowserve Corporation), dominate the industry with several smaller companies, including Met-Pro, competing in select product lines and niche markets.
Index

With respect to the Product Recovery/Pollution Control Equipment segment, we compete with numerous smaller as well as larger competitors, but there are no companies that dominate the markets in which we participate.

The Company is unable to state with certainty its relative positions in its various markets but believes that it is a leading and respected competitor in each of its markets.

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

Research and development expenses were $2.0 million, $2.2 million and $2.1 million for the years ended January 31, 2006, 2005 and 2004, respectively.  In the fiscal year ended January 31, 2006, the Company undertook a comprehensive review, for income tax purposes, of its classification of research and development expenditures.  As a result of this review, the Company has revised, for income tax purposes, its reported research and development expenses.  Prior to the revision, research and development expenses were reported as $0.8 million and $0.7 million for the fiscal years ended January 31, 2005 and 2004, respectively.

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

Backlog:

Generally, the Company’s customers do not enter into long-term contracts, but rather issue purchase orders which are subject to negotiation and acceptance by the Company, at which point the Company considers the order to be “booked” and to be in backlog. Certain orders may be subject to customer approvals, most typically, approval of engineering drawings. The rate of the Company’s bookings of new orders varies from month to month. Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery the extent and duration of which may vary widely from period to period. Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.

The dollar amount of the Company’s backlog of orders totaled $17,709,684 and $11,663,558 as of January 31, 2006 and 2005, respectively. The Company expects that substantially all of the backlog that existed as of January 31, 2006 will be shipped during the ensuing fiscal year.

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
Index

Employees:

As of January 31, 2006, the Company employed 351 people, of whom 144 were involved in manufacturing, and 207 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past five years and considers its employee relations to be good.

Foreign Operations:

Most of the Company’s operations and assets are located in the United States. The Company also owns a manufacturing operation in Heerenveen, The Netherlands, through its wholly-owned subsidiary, Mefiag B.V., and operates a sales office and warehouse in Barrie, Ontario, Canada through its wholly-owned subsidiary, Flex-Kleen Canada Inc. In the fiscal year ended January 31, 2006, the Company established an indirect wholly-owned subsidiary in the People’s Republic of China, Mefiag (Guangzhou) Filter Systems Ltd., to assemble the Mefiag line of products initially for sale to China’s domestic plating and metal-finishing industry.

Large export sales are typically made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars. The Company believes that currency fluctuation and political and economic instability do not constitute substantial risks to its business.

For information concerning foreign net sales on a segment basis, reference is made to the Consolidated Business Segment Data contained on page 30.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2006, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2006, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 52, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003. He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003. Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003. From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc Division, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by the Company.

Gary J. Morgan, CPA, age 51, is Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

James G. Board, age 52, is Executive Vice President of the Company and the General Manager of Dean Pump, Fybroc and Sethco Divisions. Mr. Board joined the Company in December 2000 as Vice President of the Company and General Manager of Dean Pump and Fybroc Divisions and served in these positions until March 2006, at which time he was appointed to his present position.  In February 2006, he assumed the additional responsibilities for the management of the Company's Sethco Division.  For more than five years prior to joining the Company, Mr. Board was employed by Tuthill Energy Systems, as Director of Sales.

Thomas V. Edwards, age 52, is Vice President of the Company and General Manager of the Systems Division, to which offices he was appointed in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

Hans J. D. Huizinga, age 55, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, The Netherlands, an office to which he was appointed in August 1993, and also is the General Manager of Mefiag Division and the Managing Director of Mefiag (Guangzhou) Filter Systems Ltd, to which offices he was appointed in February 2006 and August 2005, respectively.

Gregory C. Kimmer, age 51, is Vice President of the Company and General Manager of the Duall Division, to which offices he was appointed in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by the company whose business is now operated as the Duall Division.

Lewis E. Osterhoudt, age 55, is Vice President of the Company and General Manager of the Keystone Filter Division, to which offices he was appointed in June 2004. Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President. For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Robert P. Replogle, age 65, is Vice President of the Company and in February 2006 became Assistant to the President. Mr. Replogle served as General Manager of the Company’s Sethco Division from August 2003 until February 2006, and as General Manager of Mefiag Division from July 1993 until February 2006. Prior to July 1993, Mr. Replogle served as Director of the International Sales Division.

Paul A. Tetley, age 47, was appointed Executive Vice President of the Company in March 2006 with responsibilities for Duall, Flex-Kleen, Systems and the International Sales Divisions, as well as for Strobic Air Corporation where he continues to serve as General Manager, a position he has held since December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Vincent J. Verdone, age 58, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary. Mr. Verdone joined the Company in January 2005. For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

Dennis M. Wierzbicki, age 48, is Vice President of the Company, General Manager of the Flex-Kleen Division and Vice President and General Manager of Flex-Kleen Canada Inc., to which offices he was appointed in February 2003 when he joined Flex-Kleen Division. For more than five years prior thereto, Mr. Wierzbicki was employed by American Air Filter, as Vice President and General Manager of its Air Quality Equipment Division since October 2000 until he joined Flex-Kleen Division, and as Vice President of Marketing and Sales of its Global Air Filtration Division from April 1996 until October 2000.

There are no family relationships between any of the Directors or Executive Officers of the Registrant. Each officer serves at the pleasure of the Board of Directors, subject, however, to agreements we have with certain officers providing for compensation in the event of termination of employment following a change in control of the Company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” referenced in Item 12 of this Report.
Index

Item 1A.  Risk Factors:

Any of the events discussed as risk factors below may occur. If they do, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additional risks and uncertainties not identified in this or other SEC filings, or that we currently deem immaterial, may also impair our business operations.

We sell our products in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products are fragmented and highly competitive. We compete against a very diverse number of companies across our many markets. Depending upon the market, our competitors include large and well-established national and global companies; regional and local companies; low cost replicators of spare parts; and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, previous installation history and reputation for quality and reliability, with price competition tending to be more significant for sales to original equipment manufacturers. Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, our financial condition, results of operations and cash flows could be adversely affected.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business prospects and stock valuation could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to the years ended January 31, 2006 and 2005. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including delisting from the NYSE, securities litigation, events of default under our credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our Common Shares.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.
Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases in different jurisdictions are on schedules leading to trial. The Company presently believes that these proceedings will not have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Index

If we are unable to obtain raw materials at favorable prices, our operating margins and results of operations will be adversely affected.
We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys and certain other of our raw materials have increased, with the prices for energy currently exceeding historical averages. If we are unable to pass increases in the costs of our raw materials to our customers, our operating margins and results of operations will be adversely affected.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.

We maintain defined benefit pension plans that we must fund. In these plans’ fiscal years ended October 31, 2005, we contributed approximately $1.9 million to these plans. As of January 31, 2006, our unfunded pension liability was approximately $4.9 million. The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.
We may be exposed to product liability and warranty claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

Natural or man-made disasters could negatively affect our business.
Future disasters caused by earthquakes, hurricanes, floods, terrorist attacks or other events, and any potential response by the U.S. government or military, could have a significant adverse effect on the general economic, market and political conditions, which in turn could have a material adverse effect on our business.

We plan to expand the international distribution and manufacturing of our products, which will subject us to additional business risks.
As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. In the fiscal year ended January 31, 2006, through an indirectly wholly-owned subsidiary we established manufacturing operations for our Mefiag business in the Peoples Republic of China, in addition to our long-standing Mefiag manufacturing operations in The Netherlands. Conducting business outside of the United States subjects us to significant additional risks, including:

•	export and import restrictions, tax consequences and other trade barriers,
•	currency fluctuations,
•	greater difficulty in accounts receivable collections,
•	economic and political instability,
•	foreign exchange controls that prohibit payment in U.S. dollars, and
•	increased complexity and costs of managing and staffing international operations.

Index

Our products could infringe the intellectual property rights of others and we may be exposed to costly litigation.
The products we sell are continually changing as a result of improved technology. Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, of third party's patents, trade secrets, trademarks or copyrights. We incurred significant expense, consisting of primarily attorneys fees, in defending one such claim in our fiscal year ended January 31, 2004.

 Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to either enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We may increasingly be subject to infringement claims as we expand our product offerings.

Our ability to operate our Company effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, particularly research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 23% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen Division. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2006 and 2005. We have also made management changes at Flex-Kleen which we believe are helping to improve Flex-Kleen’s performance. During the fiscal year ended January 31, 2006, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill. If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would produce an adverse impact upon our results of operations.

Changes in accounting may affect our reported earnings.
For many aspects of our business, United States generally accepted accounting principles, including pronouncements, implementation guidelines, and interpretations, are highly complex and require subjective judgments. Additionally, changes in these accounting principles, including their interpretation and application, could significantly change our reported earnings, adding significant volatility to our reported results without a comparable underlying change in our cash flows. For example, in our fiscal year ending January 31, 2007, pursuant to a newly effective accounting statement, SFAS No. 123(R), we expect to begin recording an expense relating to our stock option awards over the vesting periods, and this will reduce our reported net income. If SFAS No. 123(R) had been in effect in our fiscal year ended January 31, 2006, we believe that our net income would have been reduced by approximately $300,000, or $.02 per share on basic earnings and $.03 per share on diluted earnings.

Additional Risks to the Company.
The Company is subject to various risks occurring in the normal course of business. The Forward-Looking Statements; Factors That May Affect Future Results in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report sets forth a list of risks, including those identified above, that may adversely affect the Company and is incorporated herein by reference.

Item 1B.  Unresolved Staff Comments:

None
Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status
Executive Offices,	73,000 square foot, cement	17 acres in Harleysville,	Owned
International Division,	building, with finestone facing	Pennsylvania
Strobic Air Corporation

Sethco and Fybroc Divisions	93,500 square foot, cement	8 acres in Telford,	Owned(1)
	building with brick facing	Pennsylvania

Keystone Filter Division	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
	block building	Pennsylvania

Systems Division	3,375 square foot,	Kulpsville, Pennsylvania	Leased(2)
brick building

Dean Pump Division	66,000 square foot, metal	17.1 acres in	Owned
	building	Indianapolis, Indiana

Duall Division	63,000 square foot, metal	7 acres in Owosso,	Owned
and Mefiag Division	and masonry building	Michigan

Pristine Water Solutions Inc.	22,000 square foot, cement	2.55 acres in	Owned
	block building	Waukegan, Illinois

	600 square foot	Minot, North Dakota	Leased(3)
warehouse facility

Flex-Kleen Division	13,760 square foot, brick	Itasca, Illinois	Leased(4)
building

	37,320 square foot, metal	Sharpsburg, North Carolina	Leased(5)
building

Mefiag B.V.	34,000 square foot, metal	1.1 acres in	Owned
	and masonry building	Heerenveen, The Netherlands

	Vacant land	3 acres in	Owned
Heerenveen, The Netherlands

Mefiag (Guangzhou) Filter	11,000 square foot cement	Guangzhou, People’s Republic	Leased(6)
Systems Ltd.	building	of China

Flex-Kleen Canada Inc.	3,187 square foot, masonry	Barrie, Ontario, Canada	Leased(7)
building

(1)	We are in the midst of completing a 47,000 square foot addition to this facility; the reference to 93,500 square feet includes this addition.
(2)	Systems Division’s lease for the Sales and Engineering facility in Kulpsville, Pennsylvania is on a month to month basis.
(3)	Pristine Water Solutions Inc.’s lease for the warehouse in Minot, North Dakota is on a month to month basis.
(4)	Flex-Kleen Division’s lease for the operation in Itasca, Illinois expires on December 31, 2007.
(5)	Flex-Kleen Division’s lease for the warehouse in Sharpsburg, North Carolina is on a month to month basis.
(6)	Mefiag (Guangzhou) Filter Systems Ltd.’s lease for the operation in Guangzhou, People’s Republic of China expires on December 31, 2006.
(7)	Flex-Kleen Canada Inc.’s lease for the sales and warehouse facility in Barrie, Ontario, Canada expires on February 28, 2007.

In addition, the Company owns a 30,000 square foot building located on 4 acres in Hauppauge, Long Island, New York and is in the process of consolidating its Sethco Division from this location into the Fybroc Division facility located in Telford, Pennsylvania. After the consolidation is complete, the Company presently expects to sell this building, although the timing on this has not yet been determined.
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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases in different jurisdictions are on schedules leading to trial. The Company presently believes that these proceedings will not have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2006.

Index

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities:

(a) Market Information. The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “MPR”. The high and low selling prices of the Common Shares for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below (adjusted for four-for-three stock split paid on November 15, 2005).

		Quarter ended
Year ended January 31, 2006	April	July	October	January

Price range of common shares:
High	$10.49	$11.48	$11.95	$13.10
Low	9.75	9.76	10.59	11.60
Cash dividend paid	.0581	.0581	.0581	.0625

Year ended January 31, 2005	April	July	October	January

Price range of common shares:
High	$13.31	$13.03	$11.45	$10.54
Low	11.25	10.51	9.49	9.62
Cash dividend paid	.0544	.0544	.0544	.0581

(b) Holders. There were 626 registered shareholders on January 31, 2006, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(c) Stock Split. On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005. All references to per share amounts, number of shares outstanding, and number of shares covered by stock option and other plans have been restated to reflect the effect of the stock split.

(d) Dividends. The Board of Directors declared quarterly dividends of $.0581 per share payable on March 8, 2005, June 8, 2005, and September 8, 2005 to shareholders of record at the close of business on February 25, 2005, May 27, 2005 and August 28, 2005, respectively. The Board of Directors declared quarterly dividends of $.0625 per share payable on December 8, 2005 and March 9, 2006 to shareholders of record as of November 25, 2005 and February 24, 2006, respectively.

We expect to continue to pay comparable dividends during at least the next fiscal year.

(e) Securities Authorized For Issuance Under Equity Compensation Plans. Set forth below is information aggregated as of January 31, 2006 with respect to three equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, 2001 Equity Incentive Plan and 2005 Equity Incentive Plan. Also shown is information with respect to the Company’s Year 2000 Employee Stock Purchase Plan.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	810,742	$9.44	1,026,403
Equity compensation plans not approved
by security holders	-	-	-

Index

(f) Stock Repurchases. During the fiscal year ended January 31, 2006, the Company repurchased an aggregate of 12,548 shares, at a total cost of $0.1 million, pursuant to a 533,333 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000. As of January 31, 2006, an aggregate of 262,415 shares have been repurchased through such repurchase program.

The following table summarizes Met-Pro’s purchases of its Common Shares during the fiscal year ended January 31, 2006:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs	(2)
February 1-28, 2005	0		$ -	0	283,466
March 1-31, 2005	0		-	0	283,466
April 1-30, 2005	0		-	0	283,466
May 1-31, 2005	0		-	0	283,466
June 1-30, 2005	0		-	0	283,466
July 1-31, 2005	0		-	0	283,466
August 1-31, 2005	12,548		11.17	12,548	270,918
September 1-30, 2005	0		-	0	270,918
October 1-31, 2005	0		-	0	270,918
November 1-30, 2005	0		-	0	270,918
December 1-31, 2005	0		-	0	270,918
January 1-31, 2006	0		-	0	270,918
Total	12,548		$11.17	12,548	270,918

(1)
These amounts consist of shares we purchased from a former non-employee Director and an employee who both elected to pay the exercise price of certain stock options upon exercise by delivering to us (and, thus, selling) Met-Pro Common Shares in accordance with the terms of our equity incentive plans that were previously approved by our shareholders and disclosed in our proxy statements. We purchased these shares at their fair market value, as determined by reference to the average of the high and low price of our Common Shares on the day after the option exercise. The Company expects to continue to repurchase shares in this manner, but is not obligated to do so.

(2)	On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock splits) shares. The program has no fixed expiration date.

Index

Item 6.  Selected Financial Data:

		Years ended January 31,
	2006	2005	2004	2003	2002

Selected Operating Statement Data
Net sales	$85,116,100	$72,116,289	$75,058,929	$69,619,382	$70,088,446
Income from operations	9,675,735	7,513,049	11,167,238	9,154,986	9,451,925
Net income	7,313,284	4,814,679	6,346,579	5,888,379	6,189,317
Earnings per share, basic (a)	.65	.43	.57	.54	.57
Earnings per share, diluted (a)	.65	.43	.57	.53	.57

Selected Balance Sheet Data
Current assets	$54,004,947	$50,270,495	$48,173,429	$40,631,745	$37,411,679
Current liabilities	17,142,747	13,867,892	14,229,463	9,750,309	10,151,149
Working capital	36,862,200	36,402,603	33,943,966	30,881,436	27,260,530
Current ratio	3.2	3.6	3.4	4.2	3.7
Total assets	89,662,925	82,924,066	81,135,557	73,754,671	68,070,192
Long-term obligations	2,723,586	4,039,068	5,447,869	7,111,995	7,125,195
Total shareholders’ equity	67,538,238	63,165,191	60,270,734	56,045,885	50,279,394
Total capitalization	70,261,824	67,204,259	65,718,603	63,157,880	57,404,589
Return on average total assets, %	8.5	5.9	8.2	8.3	9.0
Return on average shareholders’ equity, %	11.2	7.8	10.9	11.1	12.7

Other Financial Data
Net cash flows from operating activities	$4,441,414	$8,545,521	$8,232,851	$5,831,186	$8,301,567
Capital expenditures	4,151,253	1,193,767	952,812	752,125	1,631,356
Shareholders’ equity per share (a)	6.03	5.66	5.43	5.07	4.65
Cash dividends paid per share (a)	.237	.221	.206	.194	.191
Average common shares, basic (a)	11,188,657	11,145,843	11,063,557	10,985,988	10,860,695
Average common shares, diluted (a)	11,333,612	11,284,007	11,197,675	11,060,437	10,922,377
Common shares outstanding (a)	11,197,110	11,157,389	11,097,703	11,051,323	10,814,528

(a)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective November 15, 2005.

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

	Years ended January 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.7%	68.6%	64.5%

Gross profit	31.3%	31.4%	35.5%
Selling, general and administrative expense	19.9%	21.0%	20.6%

Income from operations	11.4%	10.4%	14.9%

Interest expense	(.3%)	(.5%)	(.6%)
Other income/(expense), net	.7%	.2%	(1.5%)

Income before taxes	11.8%	10.1%	12.8%

Provision for taxes	3.2%	3.4%	4.4%
Net income	8.6%	6.7%	8.4%

FYE 2006 vs FYE 2005:

Net sales for the fiscal year ended January 31, 2006 were $85.1 million compared with $72.1 million for the fiscal year ended January 31, 2005, an increase of $13.0 million. Sales in the Product Recovery/Pollution Control Equipment segment were $53.8 million or 25.5% higher than the fiscal year ended January 31, 2005. Sales in Fluid Handling Equipment segment were $31.3 million or 7.0% higher than the fiscal year ended January 31, 2005.

Foreign sales increased to $21.0 million for the fiscal year ended January 31, 2006, compared with $15.5 million for the same period last year, a 36.0% increase. Foreign sales increased 56.8% in the Product Recovery/Pollution Control Equipment segment from the prior fiscal year and 25.5% in the Fluid Handling Equipment segment from the prior fiscal year.

Net income for the fiscal year ended January 31, 2006 was $7.3 million compared with $4.8 million for the fiscal year ended January 31, 2005, an increase of $2.5 million or 51.9%. The increase in net income was principally related to higher sales volumes in both operating segments, and to a lesser extent, a reduction in the effective tax rate relating to research and development tax credits, of which $0.5 million related to the three-year period ended January 31, 2005.

The gross margin for the fiscal year ended January 31, 2006 was 31.3% compared with 31.4% for the same period in the prior year.

Selling expense was $7.9 million for the fiscal year ended January 31, 2006, an increase of $0.3 million over the prior year. Selling expense as a percentage of net sales was 9.2% compared with 10.4% for the prior fiscal year.

General and administrative expense was $9.1 million for the fiscal year ended January 31, 2006 compared with $7.6 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.7% for the fiscal year ended January 31, 2006 compared with 10.6% for the prior fiscal year. This increase is principally related to higher management incentive program expenses, payroll and health care costs, combined with severance costs related to the relocation of our Sethco Division and consulting fees relating to an analysis of the Company’s research and development activities over the four-year period ended January 31, 2006.
Index

Interest expense was approximately $0.3 million for the fiscal year ended January 31, 2006 compared with $0.4 million for the prior year. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $0.6 million for the fiscal year ended January 31, 2006 compared with $0.2 million in the prior year. This change is related to higher interest income earned on cash on hand, combined with a reduction in charges incurred in defending and settling allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights.

The effective tax rate was 27.0% for the fiscal year ended January 31, 2006 compared with 34.0% for the fiscal year ended January 31, 2005. This decrease was primarily due to federal and state tax benefits for research and development credits for the current fiscal year ended January 31, 2006 and the prior three fiscal years ended January 31, 2005. During the fiscal year ended January 31, 2006, the Company undertook a comprehensive review, for income tax purposes, of its classification of research and development activities which resulted in research and development tax credit benefits amounting to $0.6 million, of which $0.1 million related to the fiscal year ended January 31, 2006 and $0.5 million related to the three-year period ended January 31, 2005.

FYE 2005 vs FYE 2004:

Net sales for the fiscal year ended January 31, 2005 were $72.1 million compared with $75.1 million for the fiscal year ended January 31, 2004, a decrease of $3.0 million. Sales in the Fluid Handling Equipment segment were $29.2 million or 20.3% higher than the fiscal year ended January 31, 2004.  Sales in the Product Recovery/Pollution Control Equipment segment were $42.9 million or 15.5% lower than the fiscal year ended January 31, 2004. The decreased sales in the Product Recovery/Pollution Control Equipment segment have been adversely impacted by an overall softness in the higher dollar capital equipment and systems markets, combined with atypical customer delays in issuing expected purchase orders for several large dollar projects.

Foreign sales increased to $15.5 million for the fiscal year ended January 31, 2005, compared with $13.0 million for the same period last year, an 18.4% increase. Foreign sales increased 31.4% in the Fluid Handling Equipment segment from the prior fiscal year, and the Product Recovery/Pollution Control Equipment segment foreign sales were slightly lower than the prior fiscal year.

Net income for the fiscal year ended January 31, 2005 was $4.8 million compared with $6.3 million for the fiscal year ended January 31, 2004, a decrease of $1.5 million. The decrease in net income was primarily attributable to the decreased sales in the Product Recovery/Pollution Control segment, as discussed above, and by a decrease in gross margin, as discussed below.

The gross margin for the fiscal year ended January 31, 2005 was 31.4% compared with 35.5% for the same period in the prior year due to lower gross margins experienced in both operating segments. The decrease in gross margin is principally due to product mix, competitive pricing pressures, and higher raw material and in-bound freight costs, combined with the profit erosion sustained on a Product Recovery/Pollution Control project which reduced our net income by approximately $260,000 or 0.6% of the overall reduction in the gross margin for the fiscal year.

Selling expense was $7.5 million for the fiscal year ended January 31, 2005, a decrease of $0.1 million over the prior year. Selling expense as a percentage of net sales was 10.4% compared with 10.2% for the prior fiscal year.

General and administrative expense was $7.6 million for the fiscal year ended January 31, 2005 compared with $7.8 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.6% for the fiscal year ended January 31, 2005 compared with 10.4% for the prior fiscal year.

 Interest expense was approximately $0.4 million for each of the fiscal years ended January 31, 2005 and 2004.

Other income, net, was $0.2 million for the fiscal year ended January 31, 2005 compared with other expense, net, of $1.1 million in the prior year. This change is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s divisions infringed a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 were material in the fiscal year ended January 31, 2005.

The effective tax rate was 34.0% for each of the fiscal years ended January 31, 2005 and 2004.
Index

Liquidity:

The Company’s cash and cash equivalents were $17.7 million on January 31, 2006 compared with $20.9 million on January 31, 2005, a decrease of $3.2 million. This decrease is the net result of the positive cash flows provided by operating activities of $4.4 million, the proceeds from new borrowings totaling $0.8 million and the exercise of stock options amounting to $0.3 million, offset by payments of the quarterly cash dividends amounting to $2.6 million, the purchase of treasury shares amounting to $0.1 million, payments on long-term debt totaling $1.8 million and investment in property and equipment amounting to $4.2 million. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable.

Accounts receivable, net were $17.9 million on January 31, 2006, an increase of $4.3 million compared with the prior fiscal year. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will, among other factors, influence accounts receivable balances at any point in time.

Inventories totaled $16.4 million on January 31, 2006, an increase of $2.6 million compared with the prior fiscal year. This increase is primarily due to inventory purchased in the fiscal year ended January 31, 2006 for projects which are expected to ship in the fiscal year ended January 31, 2007. Inventory balances fluctuate depending on market demand and on the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $17.1 million on January 31, 2006 compared with $13.9 million on January 31, 2005, an increase of $3.2 million. An increase in accounts payable, accrued expenses and customers’ advances accounted for this increase.

The Company has consistently maintained a high current ratio and maintains a domestic and foreign line of credit totaling $5.0 million which are available for working capital purposes. During the fiscal year ended January 31, 2006, the Company borrowed $0.4 million on a low interest foreign line of credit to finance an expansion and renovation of its Mefiag B.V. facility. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of January 31, 2006 and January 31, 2005, working capital was $36.9 million and $36.4 million, respectively, and the current ratio was 3.2 and 3.6, respectively.

Capital Resources:

Cash flows provided by operating activities during the fiscal year ended January 31, 2006 amounted to $4.4 million compared with $8.5 million in the fiscal year ended January 31, 2005, a decrease of $4.1 million. This decrease in cash flows from operating activities was due principally to (i) the increase in accounts receivable and (ii) inventory, which were offset by (i) the increase in net income, (ii) customers' advances and (iii) accounts payable and accrued expenses, which includes an additional $1.0 million contribution to the defined benefit plans, in addition to required contributions of $328,000.

Cash flows used in investing activities during the fiscal year ended January 31, 2006 amounted to $4.1 million compared with $1.2 million during the fiscal year ended January 31, 2005. The increase in investing activities is partially due to capital expenses incurred in connection with an expansion of the Company's Telford, Pennsylvania facility, as to which the Company had incurred costs of $1.8 million for the fiscal year ended January 31, 2006 out of an expected total project cost of $3.5 million.  This expansion is required to accommodate the relocation of the Sethco Division from Hauppauge, New York to the Telford, Pennsylvania facility. The costs associated with this relocation did not materially impact the financial results of the Company for the fiscal year ended January 31, 2006. We expect to realize improvement in profitability from this action commencing in the fiscal year ending January 31, 2007 with continuous improvements possible in the following fiscal years. In addition, the increase in investing activities was due to an expansion and renovation of our Mefiag B.V. facility in Heerenveen, The Netherlands, in which the Company has incurred costs of $1.1 million for the fiscal year ended January 31, 2006 out of an expected total project cost of $1.7 million. This expansion is required to maintain the increased growth of Mefiag B.V. The balance of the increase is due to the Company’s planned capital expenditures in the two operating segments during the year.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities for both fiscal years ended January 31, 2006 and 2005 used $3.5 million of available resources. The 2006 activity is the result of the payment of quarterly cash dividends amounting to $2.6 million, reduction of long-term debt totaling $1.8 million, and the purchase of treasury shares totaling $0.1 million, offset by proceeds from new borrowings totaling $0.8 million and proceeds received by the exercise of stock options amounting to $0.3 million.
Index

The Company paid $1.8 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2006 decreased to 4.0% compared with 6.4% at January 31, 2005.

During the fiscal year ended January 31, 2006, the Company repurchased an aggregate of 12,548 shares at a cost of $0.1 million under the 533,333 (adjusted for stock splits) share stock repurchase program authorized by the Board of Directors on December 15, 2000.

The Board of Directors declared quarterly dividends of $.0581 per share payable on March 8, 2005, June 8, 2005 and September 8, 2005 to shareholders of record at the close of business on February 25, 2005, May 27, 2005 and August 28, 2005, respectively, and quarterly dividends of $.0625 per share payable on December 8, 2005 and March 9, 2006 to shareholders of record at the close of business on November 25, 2005 and February 24, 2006, respectively.

On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005. All references in the financial statements to per share amounts, number of shares outstanding, and number of shares covered by stock option and similar plans have been restated to reflect the effect of the stock split.

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”. SFAS No. 87 requires that a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. On October 31, 2005, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation). This difference is due to the decline in the market value of assets in the Company’s non-contributory defined benefit pension plan trust during the fiscal year ended January 31, 2003, combined with a reduction in the discount rate from 7.00% to 5.75% between the fiscal years ended January 31, 2003 and 2006. In connection with this difference, the Company’s minimum pension liability as of January 31, 2006 was $1,092,103.

As part of our commitment to the future, the Company expended $2.0 million and $2.2 million on research and development for the fiscal years ended January 31, 2006 and 2005, respectively.  In the fiscal year ended January 31, 2006, the Company undertook a comprehensive review, for income tax purposes, of its classification of research and development expenditures.  As a result of this review, the Company has revised, for income tax purposes, its reported research and development expenses.  Prior to the revision, research and development expenses were reported as $0.8 million for the fiscal year ended January 31, 2005.

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

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations by required payment periods:

Payments Due By Period	Long-Term Debt	Purchase Obligations	Operating Leases	Total Contractual Cash Obligations
Less than 1 Year	$1,689,413	$7,199,182	$175,999	$9,064,594
1 - 3 Years	2,649,706	-	108,733	2,758,439
3 - 5 Years	21,493	-	-	21,493
More than 5 Years	33,334	-	-	33,334
Total	$4,393,946	$7,199,182	$284,732	$11,877,860

Future expected obligations under the Company's pension plans have not been included in the contractual cash obligations table above.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will be required to contribute approximately $99,471 to its pension and defined contribution plans during the fiscal year ended January 31, 2007.
Index

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005, or in our case, beginning with our fiscal year ending January 31, 2007. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard upon our current and our immediately prior fiscal years would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 33. Accordingly, we expect the adoption of SFAS No. 123(R)’s fair value method to have an impact on the financial reporting of our results of operations based upon our current policies and practices with respect to the granting of stock options, although we do not expect it to have an impact on our overall financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company with its fiscal year ended January 31, 2006. FIN No. 47 has not had a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect adoption of this SFAS No. 154 to have a material impact on the Company’s financial condition or results of operations.

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

The Company’s revenues are generally recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Index

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

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 9 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2006 and 2005. During the fiscal year ended January 31, 2006, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill;

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

As of January 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 31, 2006 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, has been audited by Margolis & Company P.C., an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006.

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
February 24, 2006

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Met-Pro Corporation’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 24, 2006

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of January 31, 2006 and 2005 and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2006, and our report dated February 24, 2006 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 24, 2006

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended January 31,
	2006	2005	2004
Net sales	$85,116,100	$72,116,289	$75,058,929
Cost of goods sold	58,441,441	49,441,456	48,406,090
Gross profit	26,674,659	22,674,833	26,652,839

Operating expenses
Selling	7,864,833	7,537,508	7,662,594
General and administrative	9,134,091	7,624,276	7,823,007
	16,998,924	15,161,784	15,485,601
Income from operations	9,675,735	7,513,049	11,167,238

Interest expense	(269,488)	(371,345)	(441,704)
Other income/(expense), net	615,904	153,266	(1,109,506)
Income before taxes	10,022,151	7,294,970	9,616,028

Provision for taxes	2,708,867	2,480,291	3,269,449
Net income	$7,313,284	$4,814,679	$6,346,579

Earnings per share
Basic (adjusted for stock split)	$.65	$.43	$.57
Diluted (adjusted for stock split)	$.65	$.43	$.57

Average number of common and
common equivalent shares outstanding
Basic (adjusted for stock split)	11,188,657	11,145,843	11,063,557
Diluted (adjusted for stock split)	11,333,612	11,284,007	11,197,675
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

	January 31,
ASSETS	2006	2005
Current assets
Cash and cash equivalents	$17,683,305	$20,889,476
Accounts receivable, net of allowance for
doubtful accounts of approximately
$247,000 and $213,000, respectively	17,909,727	13,637,599
Inventories	16,438,481	13,843,171
Prepaid expenses, deposits and other current assets	1,381,900	1,250,098
Deferred income taxes	591,534	650,151
Total current assets	54,004,947	50,270,495

Property, plant and equipment, net	13,838,221	11,287,253
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	1,020,844	567,405
Total assets	$89,662,925	$82,924,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,689,413	$1,500,910
Accounts payable	5,900,281	5,028,074
Accrued salaries, wages and expenses	7,150,142	5,397,195
Dividend payable	699,819	648,381
Customers’ advances	1,703,092	1,293,332
Total current liabilities	17,142,747	13,867,892

Long-term debt	2,723,586	4,039,068
Other non-current liabilities	43,211	41,015
Deferred income taxes	2,215,143	1,810,900
Total liabilities	22,124,687	19,758,875
Commitments
Shareholders’ equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,649,498 and 1,689,219 shares were reacquired
and held in treasury at the respective dates	1,284,661	963,496
Additional paid-in capital	7,564,180	7,930,646
Retained earnings	70,645,717	66,032,446
Accumulated other comprehensive income/(loss)	(321,821)	100,635
Treasury shares, at cost	(11,634,499)	(11,862,032)
Total shareholders’ equity	67,538,238	63,165,191
Total liabilities and shareholders’ equity	$89,662,925	$82,924,066
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended January 31,
	2006	2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$7,313,284	$4,814,679	$6,346,579
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,486,340	1,491,894	1,571,482
Deferred income taxes	610,593	511,225	471,652
(Gain) loss on sales of property and equipment, net	13,131	(6,358)	24,906
Allowance for doubtful accounts	34,002	4,823	(55,077)
(Increase) decrease in operating assets
Accounts receivable	(4,428,817)	3,080,432	(4,156,402)
Inventories	(2,657,517)	(1,008,533)	766,704
Prepaid expenses, deposits and other current assets	(141,097)	(31,363)	(214,988)
Other assets	(484,162)	48,833	(336,490)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	2,283,700	(1,176,126)	3,352,279
Customers’ advances	409,760	813,818	460,009
Other non-current liabilities	2,197	2,197	2,197
Net cash provided by operating activities	4,441,414	8,545,521	8,232,851

Cash flows from investing activities
Proceeds from sale of property and equipment	31,565	18,965	-
Acquisitions of property and equipment	(4,151,253)	(1,193,767)	(952,812)
Net cash (used in) investing activities	(4,119,688)	(1,174,802)	(952,812)

Cash flows from financing activities
Proceeds from new borrowings	793,947	-	-
Reduction of debt	(1,800,910)	(1,233,866)	(1,536,927)
Exercise of stock options	324,281	698,685	884,339
Payment of dividends	(2,648,576)	(2,464,033)	(2,280,833)
Purchase of treasury shares	(140,135)	(538,499)	(893,570)
Payment of cash in lieu of fractional shares	(1,914)	-	(1,421)
Net cash (used in) financing activities	(3,473,307)	(3,537,713)	(3,828,412)
Effect of exchange rate changes on cash	(54,590)	60,217	115,259
Net increase (decrease) in cash and cash equivalents	(3,206,171)	3,893,223	3,566,886
Cash and cash equivalents at beginning of year	20,889,476	16,996,253	13,429,367
Cash and cash equivalents at end of year	$17,683,305	$20,889,476	$16,996,253
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885
Comprehensive income:
Net income	-	-	6,346,579	-	-
Cumulative translation adjustment	-	-	-	449,074	-
Interest rate swap, net of tax of ($51,447)	-	-	-	78,812	-
Minimum pension liability adjustment,
net of tax of $157,492	-	-	-	(314,543)	-
Total comprehensive income						6,559,922

Stock split four-for-three	240,866	(240,866)	-	-	-	-
Cash in lieu of fractional shares	-	(1,421)	-	-	-	(1,421)
Dividends paid, $.1519 per share	-	-	(1,721,666)	-	-	(1,721,666)
Dividend declared, $.0544 per share	-	-	(602,755)	-	-	(602,755)
Stock option transactions	-	964	-	-	883,375	884,339
Purchase of 83,307 treasury shares	-	-	-	-	(893,570)	(893,570)
Balances, January 31, 2004	963,496	7,955,459	63,727,425	(328,616)	(12,047,030)	60,270,734
Comprehensive income:
Net income	-	-	4,814,679	-	-
Cumulative translation adjustment	-	-	-	224,890	-
Interest rate swap, net of tax of ($70,683)	-	-	-	137,208	-
Minimum pension liability adjustment,
net of tax of ($34,594)	-	-	-	67,153	-
Total comprehensive income						5,243,930

Dividends paid, $.1631 per share	-	-	(1,861,277)	-	-	(1,861,277)
Dividend declared, $.0581 per share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(24,813)	-	-	723,498	698,685
Purchase of 43,841 treasury shares	-	-	-	-	(538,500)	(538,500)
Balances, January 31, 2005	963,496	7,930,646	66,032,446	100,635	(11,862,032)	63,165,191
Comprehensive income:
Net income	-	-	7,313,284	-	-
Cumulative translation adjustment	-	-	-	(168,362)	-
Interest rate swap, net of tax of ($40,614)	-	-	-	79,400	-
Minimum pension liability adjustment,
net of tax of $188,347	-	-	-	(333,494)	-
Total comprehensive income						6,890,828

Stock split four-for-three	321,165	(321,165)	-	-	-	-
Cash in lieu of fractional shares	-	(1,914)	-	-	-	(1,914)
Dividends paid, $.1788 per share	-	-	(2,000,194)	-	-	(2,000,194)
Dividend declared, $.0625 per share	-	-	(699,819)	-	-	(699,819)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238
The notes to consolidated financial statements are an integral part of the above statement.
Index

MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA

	Years ended January 31,
	2006	2005	2004
Net sales to unaffiliated customers
Product recovery/pollution control equipment	$53,798,651	$42,861,110	$50,746,995
Fluid handling equipment	31,317,449	29,255,179	24,311,934
	$85,116,100	$72,116,289	$75,058,929
Includes foreign sales of:
Product recovery/pollution control equipment	$8,131,213	$5,187,629	$5,234,164
Fluid handling equipment	12,878,736	10,264,500	7,811,469
	$21,009,949	$15,452,129	$13,045,633

Income from operations
Product recovery/pollution control equipment	$5,451,852	$3,761,248	$7,977,169
Fluid handling equipment	4,223,883	3,751,801	3,190,069
	$9,675,735	$7,513,049	$11,167,238

Depreciation and amortization expense
Product recovery/pollution control equipment	$830,223	$841,619	$887,979
Fluid handling equipment	656,117	650,275	683,503
	$1,486,340	$1,491,894	$1,571,482

Capital expenditures
Product recovery/pollution control equipment	$353,920	$495,575	$443,884
Fluid handling equipment	1,692,230	565,204	308,833
	2,046,150	1,060,779	752,717
Corporate	2,105,103	132,988	200,095
	$4,151,253	$1,193,767	$952,812

Identifiable assets at January 31
Product recovery/pollution control equipment	$45,204,688	$41,554,730	$44,613,967
Fluid handling equipment	23,630,424	19,784,083	19,313,159
	68,835,112	61,338,813	63,927,126
Corporate	20,827,813	21,585,253	17,208,431
	$89,662,925	$82,924,066	$81,135,557
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, between the segments.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:

The Company manufactures and sells product recovery/pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids.

Basis of presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd. and Met-Pro (Hong Kong) Company Limited. Significant intercompany accounts and transactions have been eliminated.

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

Costs in excess of net assets of businesses acquired:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually. The Company performed its annual impairment test in the fourth quarter of the fiscal year ended January 31, 2006 using a fair value approach. No impairment was present upon performing this test. At January 31, 2006, costs in excess of net assets of businesses acquired associated with the Company’s reportable business segments totaled $20,798,913. The Company cannot predict the occurrence of certain events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

The changes in the carrying amount of costs in excess of net assets of businesses acquired by business segment for the fiscal year ended January 31, 2006 are as follows:

Product Recovery/
Pollution Control	Fluid Handling
Equipment	Equipment	Total
Balance as of February 1, 2005	$19,066,431	$1,732,482	$20,798,913
Goodwill acquired during the period	-	-	-
Balance as of January 31, 2006	$19,066,431	$1,732,482	$20,798,913

Revenue recognition:

Revenues are generally recognized when products are shipped.

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,259,192, $1,307,722 and $1,340,929 for the years ended January 31, 2006, 2005 and 2004, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $1,951,829, $2,225,859 and $2,137,863 for the years ended January 31, 2006, 2005 and 2004, respectively.  In the fiscal year ended January 31, 2006, the Company undertook a comprehensive review, for income tax purposes, of its classification of research and development expenditures.  As a result of this review, the Company has revised, for income tax purposes, its reported research and development expenses.  Prior to the revision, research and development expenses were reported as $755,788 and $700,622 for the fiscal years ended January 31, 2005 and 2004, respectively.

Earnings per share:

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

Basic and diluted earnings per share have been restated to reflect the effect of the four-for-three stock split, which was effective November 15, 2005.

Dividends:

On December 15, 2005, the Board of Directors declared a $.0625 per share quarterly cash dividend payable on March 9, 2006 to shareholders of record on February 24, 2006, amounting to an aggregate of $699,819.

Stock splits:

On October 10, 2005, the Board of Directors declared a four-for-three stock split, effected in the form of a stock distribution, which was paid on November 15, 2005 to shareholders of record on November 1, 2005. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Shareholders’ equity reflects the stock split by reclassifying from “Additional Paid-in Capital” to “Common Shares” an amount equal to the par value of the additional shares arising from the split.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if we had accounted for our stock options under the fair-value method. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rates ranging from 3.1% to 4.6%, dividend yields ranging from 1.9% to 3.7%, expected volatility of the market price of the Company’s Common Shares ranging from 30% to 32%, and an expected option life of five years.

The risk-free interest rates are based on the five year treasury bill rate. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The pro forma information compared with reported information for the three years ended January 31 is presented in the following table:

	2006	2005	2004

Net income:
As reported	$7,313,284	$4,814,679	$6,346,579
Pro forma	7,005,204	4,404,760	6,182,008
Basic earnings per share:
As reported	$.65	$.43	$.57
Pro forma	.63	.40	.56
Diluted earnings per share:
As reported	$.65	$.43	$.57
Pro forma	.62	.39	.55

Adjusted for four-for-three stock split.

The pro forma effects of applying SFAS No. 123 to fiscal 2006, 2005 and 2004 may not be representative of the pro forma effects in future years. Based on the vesting schedule of the Company’s stock option grants, the pro forma effects on earnings are most pronounced in the early years following each grant. The timing and magnitude of any future grants is at the discretion of the Company’s Board of Directors and cannot be assured.

Non-employee directors of the Company are eligible to receive stock options for Common Shares. These stock options are accounted for the same as stock options granted to employees.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 2), and trade accounts receivable. The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the business segments and geographic areas. It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectable amounts.

Supplemental cash flow information:
	2006	2005	2004
Cash paid during the year for:
Interest	$263,433	$327,776	$395,494
Income taxes	2,009,523	2,132,030	2,883,534

Recent accounting pronouncements:

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this Statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005, or in our case, beginning with our fiscal year ending January 31, 2007. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard upon our current and our immediately prior fiscal years would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share on page 33. Accordingly, we expect the adoption of SFAS No. 123(R)’s fair value method to have an impact on the financial reporting of our results of operations based upon our current policies and practices with respect to the granting of stock options, although we do not expect it to have an impact on our overall financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial condition or results of operations.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company with its fiscal year ending January 31, 2006. FIN No. 47 has not had a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will still be handled according to guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. We do not expect adoption of this SFAS No. 154 to have a material impact on the Company’s financial condition or results of operations.

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Short-term investments at January 31, 2006 and 2005 were valued at cost (approximating market) and amounted to $17,674,442 and $20,878,623, respectively. Short-term investments consist principally of certificate of deposits with an original maturity of six months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Debt:

The fair value and carrying amount of long-term debt was as follows:
	January 31,
	2006	2005
Fair value	$4,412,956	$5,545,754
Carrying amount	4,412,999	5,539,978

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company uses interest rate swaps (see Note 5) to minimize its exposure to fluctuations in interest rates. The interest rate differential to be paid or received under these agreements is recognized over the term of the loan and is included in interest expense.

The Company’s financial instruments are not held for trading purposes.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 3:	INVENTORIES

Inventories consisted of the following:

	January 31,
	2006	2005
Raw materials	$9,116,168	$7,965,553
Work in process	2,334,589	1,682,391
Finished goods	4,987,724	4,195,227
	$16,438,481	$13,843,171

At January 31, 2006 and 2005, inventories valued at the last-in, first-out method (“LIFO”) were $2,814,882 and $2,028,623, respectively. The LIFO value of inventories was lower than replacement cost by $1,063,758 and $988,992 at January 31, 2006 and 2005, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $983,000 at both January 31, 2006 and 2005, as a result of applying the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations”, to an acquisition completed in a prior year.

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2006	2005
Land	$2,117,169	$2,155,104
Buildings and improvements	11,524,857	11,396,731
Machinery and equipment	11,362,610	11,999,576
Furniture and fixtures	3,737,475	4,707,416
Automotive equipment	1,317,282	1,289,731
Construction in progress	3,210,341	179,804
	33,269,734	31,728,362
Less accumulated depreciation	19,431,513	20,441,109
	$13,838,221	$11,287,253

The construction in progress amounting to $3,210,341 at the fiscal year ended January 31, 2006 is partially due to an expansion of the Telford, Pennsylvania facility, in which the Company has incurred costs of $1,827,943 in the fiscal year ended January 31, 2006 out of an expected total project cost of $3,500,000. In addition, part of the construction in progress balance was due to an expansion of our Mefiag B.V. facility in Heerenveen, The Netherlands, in which the Company has incurred costs of $1,063,123 in the fiscal year ended January 31, 2006 out of an expected total project cost of $1,700,000.

During the first quarter of fiscal year ended January 31, 2007, the Company expects to borrow $3,500,000 through an Industrial Revenue Bond, for a term of fifteen years, at a fixed rate swap of 4.71% to finance the expansion of the Telford, Pennsylvania facility. In addition, during the first quarter of fiscal year ended January 31, 2007, the Company expects to borrow a total of $1,215,200 (1,000,000 EURO) for the expansion of the Mefiag B.V. facility, for a term of ten years, at a fixed interest rate of 3.82%.

Depreciation of property, plant and equipment charged to operations amounted to $1,455,618, $1,459,116 and $1,510,417 for the fiscal years ended in 2006, 2005 and 2004, respectively.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 5:	DEBT

Short-term debt:

The Company has available both domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. During the fiscal year ended January 31, 2006, the Company’s Mefiag B.V. subsidiary borrowed $364,559 (300,000 Euro) from their available line of credit.

Long-term debt:

Long-term debt consisted of the following:
	January 31,
	2006	2005
Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a fixed rate swap of
5.98%, maturing October, 2008.	$3,600,000	$4,800,000

Note payable, bank, payable in
quarterly installments of $30,380
(25,000 Euro), plus interest at a
fixed rate of 3.82%, maturing
January, 2016.	379,387	-

Line of credit, $364,559 (300,000 Euro),
payable in full April, 2006, plus
interest at a rate of 70 basis points
over the thirty day EURIBOR rate
(effective interest rate of 3.09% at
January 31, 2006).	364,559	-

Bond payable, bank, payable in
quarterly installments of $833,
plus interest at a fixed rate swap
of 4.71%, maturing April, 2021.	50,000	-

Notes payable, payable in annual
installments of $300,000, plus
interest at a fixed rate of 4.75%.
The note was repaid in May, 2005.	-	600,000

Equipment note, payable in monthly
installments ranging from $455 to
$1,074, no interest. The note was
repaid in March, 2005.	-	910
	4,393,946	5,400,910
Less current portion	1,689,413	1,500,910
	2,704,533	3,900,000
Fair market value of interest rate
swap liability	19,053	139,068
Long-term portion	$2,723,586	$4,039,068

The note payables and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

Maturities of long-term debt are as follows:

Year Ending
January 31,
2007	$1,689,413
2008	1,324,853
2009	1,324,853
2010	18,160
2011	3,333
Thereafter	33,334
$4,393,946

Interest expense was $269,488, $371,345 and $441,704 for the years ended in 2006, 2005 and 2004, respectively.

NOTE 6:	SHAREHOLDERS’ EQUITY

On December 15, 2000, the Company announced a 533,333 (adjusted for stock splits) share stock repurchase program, which began after the Company’s February 21, 2000 stock repurchase program was completed. During the fiscal year ended January 31, 2006, the Company repurchased 12,548 Common Shares at a cost of $0.1 million. At January 31, 2006, the Company had the authority to repurchase an additional 270,918 shares under the December 15, 2000 stock repurchase program.

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

NOTE 7:	INCOME TAXES

The provision for income taxes was comprised of the following:

	2006	2005	2004
Current
Federal	$1,601,149	$1,501,388	$2,331,231
State	236,709	240,048	242,078
Foreign	260,416	227,630	224,488
	2,098,274	1,969,066	2,797,797
Deferred	610,593	511,225	471,652
	$2,708,867	$2,480,291	$3,269,449

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	2006	2005
Deferred tax assets
Inventory cost capitalization	$140,115	$130,509
Pension cost	863,819	888,398
Non-compete agreements	238,386	283,707
Other	197,635	243,859
Total deferred tax assets	1,439,955	1,546,473

Deferred tax liabilities
Accelerated depreciation	628,737	652,942
Inventory - Dean Pump Division	344,071	334,241
Prepaid Expenses	211,556	189,547
Goodwill	1,879,200	1,530,492
Total deferred tax liabilities	3,063,564	2,707,222
Net deferred tax assets/(liabilities)	($1,623,609)	($1,160,749)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2006		2005		2004
Computed expected
tax expense (federal)	$3,407,531	34.0%	$2,480,291	34.0%	$3,269,449	34.0%
State income taxes,
net of federal
income tax benefit	156,228	1.5	158,432	2.2	177,415	1.8
Research and
development tax credits	(591,517)	(5.9)	-	-	-	-
Other	(263,375)	(2.6)	(158,432)	(2.2)	(177,415)	(1.8)
Effective income taxes	$2,708,867	27.0%	$2,480,291	34.0%	$3,269,449	34.0%

The research and development tax credits totaling $591,517 in the fiscal year ended January 31, 2006, includes $450,463 of research and development tax credits for the prior three fiscal years ended January 31, 2005.

NOTE 8:	LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2006 were as follows:

2007	$175,999
2008	108,733

Rental expense for the above operating leases during the fiscal years ended in 2006, 2005 and 2004 was $174,995, $266,884 and $397,291, respectively.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 9:	EMPLOYEE BENEFIT PLANS

Pension Plans:

The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the plans equal to the amounts that are tax deductible.

On October 31, 2005, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation). This difference is due to the decline in the market value of investments during the fiscal year ended January 31, 2003 combined with a reduction in the discount rate from 7.00% to 5.75% between the fiscal years ended January 31, 2003 and 2006.

A minimum pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2006 as an increase to the minimum pension liability with a corresponding decrease to shareholders’ equity and an increase in intangible assets. During the fiscal year ended January 31, 2006, the Company recorded an after-tax decrease to shareholders’ equity of $333,494 and an increase to intangible assets of $434,972.

Net periodic pension cost (income) included the following components:

	2006	2005	2004
Service cost - benefits earned
during the period	$620,064	$629,673	$549,886
Interest cost on projected
benefit obligation	1,029,984	1,002,086	916,844
Expected return on assets	(1,027,598)	(996,546)	(946,473)
Amortization	118,306	86,147	91,995
	$740,756	$721,360	$612,252

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s balance sheet at January 31, 2006 and 2005:

	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$16,804,683	$16,378,077
Service cost	620,064	629,673
Interest cost	1,029,984	1,002,086
Amendments	52,045	-
Actuarial (gain) loss	1,415,687	(350,580)
Benefits paid	(890,784)	(854,573)
Benefit obligation at end of year	$19,031,679	$16,804,683

Change in plan assets:
Fair value of plan assets at beginning of year	$12,052,579	$11,676,238
Actual gain on plan assets	1,028,733	904,456
Employer contribution	1,917,458	326,458
Benefits paid	(890,784)	(854,573)
Fair value of plan assets at end of year	$14,107,986	$12,052,579

Funded status	($4,923,693)	($4,752,104)
Unrecognized actuarial loss	2,957,626	1,570,711
Unrecognized transition (asset)	(81,375)	(91,890)
Unrecognized prior service costs	691,484	740,623
Contribution after measurement date	-	514,854
Net amount recognized	($1,355,958)	($2,017,806)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	($3,138,948)	($3,358,837)
Intangible assets	690,887	255,915
Accumulated other comprehensive loss	1,092,103	570,262
Contributions after measurement date	-	514,854
Net amount recognized	($1,355,958)	($2,017,806)

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $17,246,934, $19,031,679 and $14,107,986, respectively, as of October 31, 2005, and $15,306,308, $16,804,683 and $12,052,579, respectively, as of October 31, 2004.

The Company contributed $1,917,458 to the pension plans during the plan year ended October 31, 2005 and expects an additional contribution of $99,471 during the Company’s fiscal year ended January 31, 2007.

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2006	2005	2004
Discount rate	5.75%	6.25%	6.25%
Expected long-term rate of
return on assets	8.50%	9.00%	9.00%
Rate of increase in
compensation levels	3% for One Year	3% for Two Years	3% for Three Years
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter	Then 4.50% Thereafter

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2006	2005	2004
Discount rate	6.25%	6.25%	7.00%
Expected long-term rate of
return on assets	8.50%	9.00%	9.00%
Rate of increase in
compensation levels	3% for Two Years	3% for Three Years	3% for Four Years
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter	Then 4.50% Thereafter

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	2005	2004
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation as of October 31:
Equity securities	75%	78%
Debt securities	25%	22%
Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere to and undertake on the behalf of the plans’ participants. The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company also provides a non-qualified pension plan for Directors which is presently unfunded. The Plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the plan was $750,697 and $733,674 at January 31, 2006 and 2005, respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate following completion of one year of service and attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan. The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation. The Company provided for cash contributions to the 401(k) profit sharing plan of $211,327, $202,963 and $203,103, for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the plan. There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended in 2006, 2005 and 2004. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Option Plans:

In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares (increased to 622,222 shares after giving effect to stock splits effective October 15, 2003 and November 15, 2005) that was approved by the Company’s shareholders at the 1997 meeting of shareholders (the “1997 Plan”). In 2001, the Board of Directors of the Company approved an equity incentive plan covering 350,000 shares (increased to 622,222 shares after giving effect to stock splits effective October 15, 2003 and November 15, 2005) that was approved by the Company’s shareholders at the 2001 meeting of shareholders (the “2001 Plan”). In 2005, the Board of Directors of the Company approved an equity incentive plan covering 500,000 shares (increased to 666,666 shares after giving effect to a stock split effective November 15, 2005) that was approved by the Company’s shareholders at the 2005 meeting of shareholders (the “2005 Plan”). These plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2006	2005	2004
Options outstanding, beginning	260,368	342,509	463,223
Grants	-	11,907	16,000
Exercises	47,291	94,048	123,914
Cancellations	-	-	12,800
Options outstanding, ending	213,077	260,368	342,509

Options price range at January 31	$5.4844	$5.4844	$5.4844
	to	to	to
	$12.8588	$12.8588	$7.3969

Options exercisable at January 31	213,077	243,780	337,161
Options available for grant at January 31	0	0	11,907

2001 Plan	2006	2005	2004
Options outstanding, beginning	266,126	133,284	-
Grants	344,340	144,101	144,542
Exercises	4,977	9,480	5,925
Cancellations	7,824	1,779	5,333
Options outstanding, ending	597,665	266,126	133,284

Options price range at January 31	$7.3575	$7.3575	$7.3575
	to	to	to
	$12.8588	$12.8588	$7.3998

Options exercisable at January 31	424,545	128,715	86,867
Options available for grant at January 31	4,182	340,698	483,020

2005 Plan	2006
Options outstanding, beginning	-
Grants	-
Exercises	-
Cancellations	-
Options outstanding, ending	-

Options exercisable at January 31	-
Options available for grant at January 31	666,666

The weighted average exercise prices of the Company’s stock option plans were as follows:

	2006	2005	2004
Options outstanding, beginning	$8.6994	$6.9060	$6.7332
Grants	$10.9835	$12.8588	$7.3590
Exercises	$6.2043	$6.7488	$6.8111
Cancellations	$11.1080	$7.3575	$7.2116
Options outstanding, ending	$9.4379	$8.6994	$6.9060

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 10:	OTHER INCOME/(EXPENSE), NET

Other income/(expense), net was comprised of the following:

	2006	2005	2004
Gain/(loss) on sale of property and
equipment	($13,131)	$6,358	($24,906)
Other, primarily interest income	629,035	282,200	207,642
Unusual charge - patent litigation	-	(135,292)	(1,292,242)
	$615,904	$153,266	($1,109,506)

NOTE 11:	BUSINESS SEGMENT DATA

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

Financial information by business segment is shown on page 30.

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

	2006	2005	2004
Net sales:
United States	$64,106,151	$56,664,160	$62,013,296
Foreign	21,009,949	15,452,129	13,045,633
	$85,116,100	$72,116,289	$75,058,929

Income from operations:
United States	$7,124,007	$5,860,184	$9,217,442
Foreign	2,551,728	1,652,865	1,949,796
	$9,675,735	$7,513,049	$11,167,238

Total assets:
United States	$79,886,681	$75,391,281	$74,940,833
Foreign	9,776,244	7,532,785	6,194,724
	$89,662,925	$82,924,066	$81,135,557

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 13:	CONTINGENCIES

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. Most of these cases have not advanced beyond the early stages of discovery, although several cases in different jurisdictions are on schedules leading to trial. The Company presently believes that these proceedings will not have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising out of the ordinary course of business or other proceedings that the Company does not presently believe will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Index

QUARTERLY FINANCIAL DATA (Unaudited)

				Earnings	Earnings
				Per Share,	Per Share,
2005	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$15,634,646	$5,062,432	$814,249	$.07	$.07
Second Quarter	20,350,024	6,401,163	1,610,417.14		.14
Third Quarter	17,406,160	5,340,793	979,671.09		.09
Fourth Quarter	18,725,459	5,870,445	1,410,342.13		.12

				Earnings	Earnings
				Per Share,	Per Share,
2006	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$17,927,612	$5,954,275	$1,318,218	$.12	$.12
Second Quarter	22,646,520	7,062,723	1,956,549.18		.17
Third Quarter	21,918,792	6,713,264	1,882,022.17		.17
Fourth Quarter	22,623,176	6,944,397	2,156,495.19		.19

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

As required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in order to determine whether any changes occurred in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, there has been no such change during the fourth fiscal quarter.

Item 9B.  Other Information:

None.

Index

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Shareholders.

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

The information required by this Item (except for the information set forth on page 6 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2006 Annual Meeting of Shareholders, including the information set forth under the caption “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2006 Annual Meeting of Shareholders, including the information set forth under the caption “Executive Compensation and Other Information”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2006 Annual Meeting of Shareholders, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 13.  Certain Relationships and Related Transactions:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2006 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2006 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Auditor”.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements and Schedules:

(1)	Financial Statements and Schedules:

Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data that appears on page 22 of this report.

(2)	Exhibits, including those incorporated by reference:

Exhibit No.	Description

(2)(c)
Agreement and Plan of Merger dated July 31, 2003 by and between Met-Pro Corporation, a Delaware corporation, and Met-Pro Pennsylvania, Inc., a Pennsylvania corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(3)(f)
Articles of Incorporation of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc., incorporated by reference to the Company’s Current Report of Form 8-K filed on August 6, 2003.

(3)(g)	By-Laws of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(4)	Shareholders’ Rights Plan, incorporated by reference to Company’s Current Report on Form 8-K filed on January 6, 2000.

(4.2)	The 2005 Equity Incentive Plan, incorporated by reference to Appendix C to the Definitive Proxy Statement filed with the SEC on May 14, 2005 for the 2005 Annual Meeting of Shareholders.*

(10)(b)	The 1997 Stock Option Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed January 16, 1998.*

(10)(d)	Amendment No. 1 to the 1997 Stock Option Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(f)	Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(g)	Key Employee Severance Agreement between Met-Pro Corporation and Raymond J. De Hont, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(i)	Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(j)	The Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(k)	Amendment No. 1 to the Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(l)	Amendment No. 2 to the Company’s Director’s Retirement Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(m)	Restoration Plan, effective February 1, 2000, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*
Index

Exhibit No.	Description

(10)(n)	Amendment No. 1 to the Company’s Restoration Plan, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(o)	Additional 1% Supplemental Executive Retirement Plan, effective February 1, 2000, incorporated by reference to Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(p)	The 2001 Equity Incentive Plan, incorporated by reference to Company’s Registration Statement on Form S-8 filed August 22, 2001.*

(10)(q)	Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 13, 2000.*

(10)(r)	Salaried Pension Plan Amended and Restated effective September 1, 2000.*

(10)(s)	First Amendment to the Company’s Salaried Pension Plan dated August 15, 2002.*

(10)(t)	Second Amendment to the Company’s Salaried Pension Plan dated October 23, 2002.*

(10)(u)	Amendment No. 3 to the Company’s Directors’ Retirement Plan dated as of February 24, 2003.*

(10)(v)	Amendment No. 1 to the Company’s Additional 1% Supplemental Executive Plan dated as of March 21, 2003.*

(10)(w)	Directors Retirement Plan Trust dated as of February 11, 2000.*

(10)(x)	Amendment No. 1 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003.*

(10)(y)	Amendment No. 2 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003.*

(10)(z)	Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 11, 2000.*

(10)(aa)	Amendment No. 1 to the Company’s Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 24, 2003.*

(11)	Statement Re-computation of Per Share Earnings. See page 26 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2006:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted
Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly-
owned subsidiary of
Met-Pro Corporation

Flex-Kleen Canada Inc.	Ontario, Canada	Flex-Kleen Canada Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation
Index

Exhibit No.	Description

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted
Pristine Water Solutions Inc.	Delaware	Pristine Water Solutions Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of China	Mefiag (Guangzhou) Filter
Systems Ltd.		Systems Ltd., a wholly-owned
subsidiary of Met-Pro (Hong
Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

(23)	Consent of Independent Registered Public Accounting Firm.**

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

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

	ME	T-PRO CORPORATION

April 13, 2006	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	April 13, 2006
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Vice President-Finance,	April 13, 2006
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	April 13, 2006
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	April 13, 2006
George H. Glatfelter II

/s/ William L. Kacin	Director	April 13, 2006
William L. Kacin

/s/ Alan Lawley	Director	April 13, 2006
Alan Lawley

/s/ Michael J. Morris	Director	April 13, 2006
Michael J. Morris

/s/ Constantine N. Papadakis	Director	April 13, 2006
Constantine N. Papadakis
Index