Form 10-Q
period 2006-04-30
MET PRO CORP
filed 2006-05-31
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of April 30, 2006 the Registrant had 11,204,577 Common Shares, par value of $.10 per share, issued and outstanding.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2006	2006
Current assets
Cash and cash equivalents	$19,560,802	$17,683,305
Accounts receivable, net of allowance for doubtful
accounts of approximately $168,000 and
$247,000, respectively	16,341,831	17,909,727
Inventories	17,644,386	16,438,481
Prepaid expenses, deposits and other current assets	1,305,853	1,381,900
Deferred income taxes	620,164	591,534
Total current assets	55,473,036	54,004,947

Property, plant and equipment, net	15,803,718	13,838,221
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	1,015,440	1,020,844
Total assets	$93,091,107	$89,662,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,876,433	$1,689,413
Accounts payable	4,957,722	5,900,281
Accrued salaries, wages and expenses	7,123,857	7,150,142
Dividend payable	700,286	699,819
Customers' advances	1,965,611	1,703,092
Total current liabilities	16,623,909	17,142,747

Long-term debt	5,723,812	2,723,586
Other non-current liabilities	43,760	43,211
Deferred income taxes	2,257,704	2,215,143
Total liabilities	24,649,185	22,124,687

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,642,031 and 1,649,498 shares were reacquired
and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	7,648,569	7,564,180
Retained earnings	71,152,878	70,645,717
Accumulated other comprehensive loss	(62,329)	(321,821)
Treasury shares, at cost	(11,581,857)	(11,634,499)
Total shareholders' equity	68,441,922	67,538,238
Total liabilities and shareholders' equity	$93,091,107	$89,662,925
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Three Months Ended
	April 30,
	2006	2005
Net sales	$19,779,041	$17,927,612
Cost of goods sold	13,923,682	11,973,337
Gross profit	5,855,359	5,954,275

Operating expenses
Selling	1,896,179	1,954,263
General and administrative	2,362,923	2,093,458
	4,259,102	4,047,721

Income from operations	1,596,257	1,906,554

Interest expense	(59,805)	(66,052)
Other income, net	239,208	126,989
Income before taxes	1,775,660	1,967,491

Provision for taxes	568,212	649,273
Net income	$1,207,448	$1,318,218
Earnings per share, basic (1) (2)	$.11	$.12

Earnings per share, diluted (1) (3)	$.11	$.12

Cash dividend per share - declared (1) (4)	$.0625	$.0581

Cash dividend per share - paid (1) (4)	$.0625	$.0581

(1)
On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005. All references in the financial statements to per share amounts and numbers of shares outstanding have been restated to reflect the effect of the stock split.

(2)	Basic earnings per share are based upon the weighted average number of shares outstanding of 11,199,599 and 11,175,641 for the three-month periods ended April 30, 2006 and 2005, respectively.

(3)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,439,813 and 11,286,592 for the three-month periods ended April 30, 2006 and 2005, respectively.

(4)
The Board of Directors declared quarterly dividends of $.0625 per share payable on March 9, 2006 and June 7, 2006 to shareholders of record as of February 24, 2006 and May 26, 2006, respectively. Quarterly dividends of $.0581 per share were paid on March 8, 2005 and June 8, 2005 to shareholders of record as of February 25, 2005 and May 27, 2005, respectively.

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	1,207,448	-	-
Cumulative translation adjustment	-	-	-	169,659	-
Interest rate swap,
net of tax of $43,114	-	-	-	89,833	-
Total comprehensive income						1,466,940

Dividends declared, $.0625 per
share	-	-	(700,287)	-	-	(700,287)
Stock-based compensation	-	81,800	-	-	-	81,800
Stock option transactions	-	2,589	-	-	52,642	55,231
Balances, April 30, 2006	$1,284,661	$7,648,569	$71,152,878	($62,329)	($11,581,857)	$68,441,922

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	1,318,218	-	-
Cumulative translation adjustment	-	-	-	(79,432)	-
Interest rate swap,
net of tax of ($15,292)	-	-	-	26,834	-
Total comprehensive income						1,265,620

Dividends declared, $.0581 per
share	-	-	(650,258)	-	-	(650,258)
Stock option transactions	-	(8,043)	-	-	192,189	184,146
Balances, April 30, 2005	$963,496	$7,922,603	$66,700,406	$48,037	($11,669,843)	$63,964,699
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 30,
	2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$1,207,448	$1,318,218
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	370,964	374,519
Deferred income taxes	(553)	(589)
(Gain) loss on sale of property and equipment, net	(4,410)	12,198
Stock-based compensation	81,800	-
Allowance for doubtful accounts	(79,003)	23,066
(Increase) decrease in operating assets:
Accounts receivable	1,740,117	206,313
Inventories	(1,147,983)	(2,402,889)
Prepaid expenses, deposits and other current assets	86,777	57,228
Other assets	(2,250)	(1,950)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,072,742)	(264,409)
Customers’ advances	262,518	623,810
Other non-current liabilities	549	549
Net cash provided by (used in) operating activities	1,443,232	(53,936)

Cash flows from investing activities
Proceeds from sale of property and equipment	4,410	12,330
Acquisitions of property and equipment	(2,227,748)	(261,596)
Net cash (used in) investing activities	(2,223,338)	(249,266)

Cash flows from financing activities
Proceeds from new borrowings	3,602,921	-
Reduction of debt	(330,508)	(300,910)
Exercise of stock options	55,232	184,146
Payment of dividends	(699,820)	(648,524)
Net cash provided by (used in) financing activities	2,627,825	(765,288)
Effect of exchange rate changes on cash	29,778	(13,122)

Net increase (decrease) in cash and cash equivalents	1,877,497	(1,081,612)

Cash and cash equivalents at February 1	17,683,305	20,889,476
Cash and cash equivalents at April 30	$19,560,802	$19,807,864
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 has not had a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123(R) requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company, as permitted by SFAS No. 123, provided pro forma disclosure of its compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in its consolidated financial statements. The Company adopted SFAS No. 123(R) using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the three-month period ended April 30, 2006, the adoption of SFAS No. 123(R) lowered net income by $55,624 and increased general and administrative expense by $81,800. The after-tax impact of adopting SFAS No. 123(R) is expected to approximate $223,000 during the fiscal year ending January 31, 2007. The adoption of this standard had no material impact on the Company's overall financial position and no impact on cash flow. See Note 4 for further information and the required disclosures under SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 has not had a material impact on our financial condition or results of operations.

In March 2005, the FASB issued Interpretation FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the Company with its fiscal year ended January 31, 2006. FIN No. 47 has not had a material impact on our financial condition or results of operations.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. SFAS No. 154 has not had a material impact on our financial condition or results of operations.

Reclassifications: Certain reclassifications have been made to the notes of the consolidated financial statements (Note 10 - Business Segment Data) for the three-month period ended April 30, 2005 and the period ended January 31, 2006 to conform with the presentation of the financial statements for the three-month period ended April 30, 2006. Such reclassifications did not have any impact on the consolidated statements of operations, shareholders’ equity and cash flows for the three-month periods ended April 30, 2006 and 2005, and consolidated balance sheet as of April 30, 2006 and January 31, 2006.

Stock Split: On October 10, 2005, the Company’s Board of Directors declared a four-for-three stock split, effective in the form of a stock distribution, payable on November 15, 2005 to shareholders of record on November 1, 2005. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

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

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2006 and the results of operations, changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2006 and 2005. The results of operations for the three-month periods ended April 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK-BASED COMPENSATION

Stock Options: Effective February 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB No. 25, "Accounting for Stock Issued to Employees". Prior to February 1, 2006, the Company accounted for stock-based compensation under the provisions of APB No. 25 and related interpretations. Accordingly, no compensation expense related to granting of stock options had been recognized in the financial statements prior to adoption of SFAS No. 123(R) for stock options that were granted, as the grant price equaled the market price on the date of grant.

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the three-month period ended April 30, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of February 1, 2006 and shared-based payments granted after February 1, 2006.

For the three-month period ended April 30, 2006, the impact of the adoption of SFAS No. 123(R) as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 is as follows: an increase in general and administrative expense by $81,800; a reduction in net income by $55,624; and had a de minimis effect on basic and diluted earnings per share. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of February 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures reduced stock-based compensation by $4,335. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flow statement of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement.

At this time, the Company’s practice is to grant options one-third which are exercisable as of the date of grant, with the remaining two-thirds vesting over a two year period; provided, however, in the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share weighted-average fair value at the date of grant for stock options granted during the fiscal year ended January 31, 2006 was $2.76 per option. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Three Months Ended April 30,
	2006	2005

Expected term (years)	5.0	5.0
Risk-free interest rate	3.63% - 4.58%	3.11% - 4.58%
Expected volatility	30% - 32%	30% - 32%
Dividend yield	2.26% - 3.39%	2.26% - 3.73%

Historical information was the principal basis for the selection of the expected term and dividend yield. The expected volatility is based on a weighted-average combination of historical and implied volatilities over a time period that approximates the expected term of the option. The risk-free interest rate was selected based upon the U.S. Treasury bill rates in effect at the time of grant for the expected term of the option.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the three-month period ended April 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at February 1, 2006	810,742	$9.8071	7.68
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	7,467	7.3969
Outstanding at April 30, 2006	803,275	$9.8295	7.61	$4,346,119

Exercisable at April 30, 2006	630,155	$9.4137	7.61	$3,671,472

The aggregate intrinsic value of options exercised during the three-month periods ended April 30, 2006 and 2005 was $43,332 and $90,670, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of April 30, 2006:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$5.48 - 5.99	32,980	3.70	$5.5533	32,980	$5.5533
$6.00 - 6.99	64,716	4.84	6.8063	64,716	6.8063
$7.00 - 8.99	210,565	5.90	7.3735	210,565	7.3735
$9.00 - 11.99	169,340	8.84	9.8813	112,892	9.8813
$12.00 - 12.99	325,674	8.85	12.4242	209,002	12.6331
	803,275	7.61	$9.8295	630,155	$9.4137

As of April 30, 2006, there was $538,782 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the pro forma net income and earnings per share for the three-month period ended April 30, 2005 as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

Net income, as reported:		$1,318,218
Add:	stock-based employee compensation expense included in reported net income, net of tax	-
Less:	pro forma expense related to stock options granted, net of tax effects	(41,690)
Pro forma		$1,276,528
Earnings per share, basic:
	As reported	$.12
	Pro forma	.11
Earnings per share, diluted:
	As reported	$.12
	Pro forma	.11

For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	April 30, 2006	January 31, 2006
Raw materials	$9,704,412	$9,116,168
Work in progress	2,470,214	2,334,589
Finished goods	5,469,760	4,987,724
	$17,644,386	$16,438,481

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2006	2005
Cash paid during the period for:
Interest	$59,277	$62,796
Income taxes	360,475	45,812

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT

Short-term debt:

The Company has available both domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. As of April 30, 2006, the Company’s Mefiag B.V. subsidiary borrowed $378,480 (300,000 Euro) from their available line of credit.

Long-term debt:

Long-term debt consisted of the following:

	April 30,	January 31,
	2006	2006
Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a fixed rate swap of
5.98%, maturing October, 2008.	$3,300,000	$3,600,000

Note payable, bank, payable in
quarterly installments of $31,540
(25,000 Euro), plus interest at a
fixed rate of 3.82%, maturing
January, 2016.	985,659	379,387

Line of credit, $378,480 (300,000 Euro),
payable upon demand, plus
interest at a rate of 70 basis points
over the thirty day EURIBOR rate
(effective interest rate of 3.37% at
April 30, 2006).	378,480	364,559

Bond payable, bank, payable in
quarterly installments of $50,833,
plus interest at a fixed rate swap
of 4.71%, maturing April, 2021.	3,050,000	50,000

	7,714,139	4,393,946
Less current portion	1,876,433	1,689,413
	5,837,706	2,704,533
Fair market value of interest rate
swap liability	(113,894)	19,053
Long-term portion	$5,723,812	$2,723,586

The note payables and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt are as follows:

Year Ending
January 31,
2007	$1,876,433
2008	1,529,493
2009	1,529,493
2010	329,493
2011	329,493
Thereafter	2,119,734
$7,714,139

Interest expense was $59,805 and $66,052 for the three-month periods ended April 30, 2006 and 2005, respectively.

NOTE 8 - OTHER INCOME, NET

Other income, net was comprised of the following:

	Three Months Ended April 30,
	2006	2005
Gain/(Loss) on sale of property and equipment	$4,410	($12,198)
Other, primarily interest income	234,798	139,187
	$239,208	$126,989

NOTE 9 - EMPLOYEE BENEFIT PLANS

Pension Plans: The Company has several defined benefit pension plans covering eligible employees in the United States. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	April 30,
	2006	2005
Service cost	$177,062	$155,016
Interest cost	267,907	257,496
Expected return on plan assets	(292,465)	(256,900)
Amortization of transition asset	(4,029)	(2,629)
Amortization of prior service cost	24,703	25,296
Recognized net actuarial loss	25,839	6,909
Net periodic benefit cost	$199,017	$185,188

The Company contributed $24,868 to the pension plans during the three-month period ended April 30, 2006 and expects an additional contribution of $107,238 during the nine month period ending January 31, 2007.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - BUSINESS SEGMENT DATA

The Company’s operations are conducted in two business segments: the manufacture and sale of product recovery/pollution control equipment, and the manufacture and sale of fluid handling equipment.

Effective February 1, 2006, Sethco Division was transferred from the product recovery/pollution control equipment segment to the fluid handling equipment segment. This transfer was occasioned by management’s determination that Sethco’s product line has become more consistent with the fluid handling equipment segment, as well as by the consolidation of Sethco and Fybroc Divisions’ management and financial reporting systems in connection with Sethco’s relocation to a facility it will now share with Fybroc. The business segment information below for the three-month period ended April 30, 2005 and the period ended January 31, 2006 was restated to reflect this change.

No significant intercompany revenue is realized by either business segment. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

Financial information by business segment is shown below:

	Three Months Ended
	April 30,
	2006	2005
Net sales
Product recovery/pollution control equipment	$10,659,665	$8,824,534
Fluid handling equipment	9,119,376	9,103,078
	$19,779,041	$17,927,612

Income from operations
Product recovery/pollution control equipment	$722,097	$722,328
Fluid handling equipment	874,160	1,184,226
	$1,596,257	$1,906,554

	April 30,	January 31,
	2006	2006
Identifiable assets
Product recovery/pollution control equipment	$39,872,106	$40,526,378
Fluid handling equipment	29,017,825	28,308,734
	68,889,931	68,835,112
Corporate	24,201,176	20,827,813
	$93,091,107	$89,662,925

NOTE 11 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three-month periods ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 19, 2006

Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations:

The following table sets forth, for the three-month period indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2006		2005
Net sales	100.0%		100.0%
Cost of goods sold	70.4%		66.8%
Gross profit	29.6%		33.2%

Selling expenses	9.6%		10.9%
General and administrative expenses	11.9%		11.7%
Income from operations	8.1%		10.6%

Interest expense	(.3%	)	(.4%	)
Other income, net	1.2%		.8%
Income before taxes	9.0%		11.0%

Provision for taxes	2.9%		3.6%
Net income	6.1%		7.4%

Three Months Ended April 30, 2006 vs. Three Months Ended April 30, 2005

Net sales for the three-month period ended April 30, 2006 were $19,779,041 compared with $17,927,612 for the three-month period ended April 30, 2005, an increase of $1,851,429 or 10.3%. Sales in the Product Recovery/Pollution Control Equipment segment totaled $10,659,665 or 20.8% higher than the three-month period ended April 30, 2005. Sales in the Fluid Handling Equipment segment totaled $9,119,376 or slightly higher than the three-month period ended April 30, 2005. Effective February 1, 2006, Sethco Division was transferred from the Product Recovery/Pollution Control Equipment segment to the Fluid Handling Equipment segment, and the 2005 sales figures for the two segments have been restated to reflect this transfer. This transfer was occasioned by management’s determination that Sethco’s product line has become more consistent with the Fluid Handling Equipment segment, as well as by the consolidation of Sethco and Fybroc Divisions’ management and financial reporting systems in connection with Sethco’s relocation to a facility it will now share with Fybroc.

The dollar amount of the Company’s backlog of orders totaled $21,505,842 and $18,261,846 as of April 30, 2006 and 2005, respectively. The Company expects that substantially all of the backlog that existed as of April 30, 2006 will be shipped during the current fiscal year.

Net income for the three-month period ended April 30, 2006 was $1,207,448 compared with $1,318,218 for the three-month period ended April 30, 2005, a decrease of $110,770 or 8.4%. The decrease in net income is principally due to (i) non-recurring and non-capitalized expenses resulting from the relocation of the Company’s Sethco and Mefiag Divisions and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities, which reduced net income by approximately $243,000, (ii) a non-cash charge for stock options amounting to approximately $56,000 and (iii) lower gross margins due to product mix and higher material costs in the Product Recovery/Pollution Control Equipment segment.

The gross margin for the three-month period ended April 30, 2006 was 29.6% versus 33.2% for the same period in the prior year. This decrease in gross margin was due to product mix and higher material costs in the Product Recovery/Pollution Control segment. The Company has taken certain measures, including selected price increases and improved purchasing practices, which are expected to favorably impact gross margins over the course of the current fiscal year.

Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Selling expense decreased $58,084 during the three-month period ended April 30, 2006 compared with the same period last year. Selling expense as a percentage of net sales was 9.6% for the three-month period ended April 30, 2006 compared with 10.9% for the same period last year.

General and administrative expense was $2,362,923 for the three-month period ended April 30, 2006 compared with $2,093,458 for the same period last year, an increase of $269,465. This increase is principally related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag Divisions and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities, combined with the impact of expensing stock options. General and administrative expense as a percentage of net sales was 11.9% for the three-month period ended April 30, 2006 compared with 11.7% for the same period last year.

Interest expense was $59,805 for the three-month period ended April 30, 2006 compared with $66,052 for the same period in the prior year, a decrease of $6,247.

Other income, net, was $239,208 for the three-month period ended April 30, 2006 compared with $126,989 for the same period in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rates for the three-month periods ended April 30, 2006 and April 30, 2005 were 32% and 33%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $19,560,802 on April 30, 2006 compared with $17,683,305 on January 31, 2006, an increase of $1,877,497. This increase is the net result of the positive cash flows provided by operating activities of $1,443,232 and the proceeds from new borrowings (as discussed in the Capital Resources and Requirements section below) amounting to $3,633,172, offset by payment of the quarterly cash dividend amounting to $699,820, payments on long-term debt totaling $312,980 and investment in property and equipment amounting to $2,227,748. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable.

Accounts receivable (net) amounted to $16,341,831 on April 30, 2006 compared with $17,909,727 on January 31, 2006, which represents a decrease of $1,567,896. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will, among other factors, influence accounts receivable balances at any point in time.

Inventories were $17,644,386 on April 30, 2006 compared with $16,438,481 on January 31, 2006, an increase of $1,205,905. This increase is primarily due to inventory purchased in the three-month period ended April 30, 2006 for projects which are expected to ship in the fiscal year ended January 31, 2007. Inventory balances fluctuate depending on market demand and on the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $16,623,909 on April 30, 2006 compared with $17,142,747 on January 31, 2006, a decrease of $518,838. A decrease in accounts payable, offset partially by an increase in the current portion of long-term debt and customer advances, accounted for this decrease.

The Company has consistently maintained a high current ratio and maintains a domestic and foreign line of credit totaling $5.0 million, which are available for working capital purposes. As of April 30, 2006, the Company's Mefiag B.V. subsidiary borrowed $378,480 (300,000 EURO) on a low interest foreign line of credit to finance an expansion and renovation of its Mefiag B.V. facility. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of April 30, 2006 and January 31, 2006, working capital was $38,849,127 and $36,862,200, respectively, and the current ratio was 3.3 and 3.2, respectively.

Index

MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2006 amounted to $1,443,232 compared with $53,936 of cash flows used in the three-month period ended April 30, 2005. This increase in cash flows from operating activities was due principally to (i) the decrease in accounts receivable, (ii) reduction in the increase in inventory, offset by (iii) decreases in accounts payable and accrued expenses.

Cash flows used in investing activities during the three-month period ended April 30, 2006 amounted to $2,223,338 compared with $249,266 for the three-month period ended April 30, 2005, an increase of $1,974,072.  The increase in investing activities is partially due to capital expenses incurred in connection with an expansion of the Company’s Telford, Pennsylvania facility, as to which the Company has incurred costs of $1,260,700 for the three-month period ended April 30, 2006 out of an expected total project cost of $3.5 million.  This expansion is required to accommodate the relocation of the Sethco Division from Hauppauge, New York to the Telford, Pennsylvania facility. In addition, the increase in investing activities was due to an expansion and renovation of our Mefiag B.V. facility in The Netherlands, in which the Company has incurred costs of $505,571 for the three-month period ended April 30, 2006 out of an expected total project cost of $1.7 million. This expansion is required to maintain the increased growth of Mefiag B.V. The balance of the increase is due to the Company’s planned capital expenditures in the two operating segments during the year.

The Company presently expects to sell a 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, in which our Sethco Division previously occupied, although the timing on this has not yet been determined.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2006 provided $2,627,825 of available resources compared with $765,288 utilized during the three-month period ended April 30, 2005. The 2006 activity is the result of the proceeds from new borrowings of $3,602,921, offset by the reduction of debt of $330,508 and payment of dividends amounting to $699,820. On April 17, 2006, the Company borrowed $3,000,000 through an Industrial Revenue Bond, for a term of fifteen years, at a fixed rate swap of 4.71% to finance the expansion of the Telford, Pennsylvania facility. In addition, during the three-month period ended April 30, 2006, the Company borrowed $602,921 (494,076 EURO) for the expansion of the Mefiag B.V. facility for a term of ten years, at a fixed interest rate of 3.82%.

The Board of Directors declared quarterly dividends of $.0625 payable on March 9, 2006 and June 7, 2006 to shareholders of record as of February 24, 2006 and May 26, 2006, respectively.

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

Index

MET-PRO CORPORATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006, which could materially affect our business, financial condition, financial results or future performance. Reference is made to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Concerning Forward-Looking Statements” of this report which is incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2006:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-28, 2006	0	$ -	0	270,918
March 1-31, 2006	0	-	0	270,918
April 1-30, 2006	0	-	0	270,918
Total	0	$ -	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock split) shares. The program has no fixed expiration date.

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

Met-Pro Corporation
(Registrant)

May 31, 2006	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

May 31, 2006	/s/ Gary J. Morgan
Gary J. Morgan
Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index