Form 10-Q
period 2006-07-31
MET PRO CORP
filed 2006-09-08
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2006

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

As of July 31, 2006 the Registrant had 11,204,577 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2006	2006
Current assets
Cash and cash equivalents	$20,019,306	$17,683,305
Accounts receivable, net of allowance for doubtful
accounts of approximately $167,000 and
$247,000, respectively	16,496,106	17,909,727
Inventories	17,926,444	16,438,481
Prepaid expenses, deposits and other current assets	1,146,452	1,381,900
Deferred income taxes	620,164	591,534
Total current assets	56,208,472	54,004,947

Property, plant and equipment, net	16,491,707	13,838,221
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	1,009,959	1,020,844
Total assets	$94,509,051	$89,662,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,944,293	$1,689,413
Accounts payable	5,967,264	5,900,281
Accrued salaries, wages and expenses	6,934,733	7,150,142
Dividend payable	700,286	699,819
Customers' advances	1,170,482	1,703,092
Total current liabilities	16,717,058	17,142,747

Long-term debt	5,825,255	2,723,586
Other non-current liabilities	44,310	43,211
Deferred income taxes	2,257,636	2,215,143
Total liabilities	24,844,259	22,124,687

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,642,031 and 1,649,498 shares were reacquired
and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	7,730,370	7,564,180
Retained earnings	72,261,277	70,645,717
Accumulated other comprehensive loss	(29,659)	(321,821)
Treasury shares, at cost	(11,581,857)	(11,634,499)
Total shareholders' equity	69,664,792	67,538,238
Total liabilities and shareholders' equity	$94,509,051	$89,662,925
See accompanying notes to consolidated financial statements.
Index

MET-PRO CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Six Months Ended July 31,		Three Months Ended July 31,
	2006	2005	2006	2005
Net sales	$43,557,923	$40,574,132	$23,778,882	$22,646,520
Cost of goods sold	30,968,074	27,557,134	17,044,392	15,583,797
Gross profit	12,589,849	13,016,998	6,734,490	7,062,723

Operating expenses
Selling	3,972,366	3,927,401	2,076,187	1,973,138
General and administrative	4,551,520	4,351,964	2,188,597	2,258,506
	8,523,886	8,279,365	4,264,784	4,231,644
Income from operations	4,065,963	4,737,633	2,469,706	2,831,079

Interest expense	(147,314)	(135,914)	(87,509)	(69,862)
Other income, net	516,840	285,993	277,632	159,004
Income before taxes	4,435,489	4,887,712	2,659,829	2,920,221

Provision for taxes	1,419,356	1,612,945	851,144	963,672
Net income	$3,016,133	$3,274,767	$1,808,685	$1,956,549

Earnings per share, basic (1)	$.27	$.29	$.16	$.18

Earnings per share, diluted (2)	$.27	$.29	$.16	$.17

Cash dividend per share - declared (3)	$.1250	$.1162	$.0625	$.0581

Cash dividend per share - paid (3)	$.1250	$.1162	$.0625	$.0581

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 11,202,088 and 11,180,204 for the six-month periods ended July 31, 2006 and 2005, respectively, and 11,201,507 and 11,179,138 for the three-month periods ended July 31, 2006 and 2005, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,379,867 and 11,307,786 for the six-month periods ended July 31, 2006 and 2005, respectively, and 11,383,659 and 11,302,289 for the three-month periods ended July 31, 2006 and 2005, respectively.

(3)
The Board of Directors declared quarterly dividends of $.0625 per share payable on March 9, 2006, June 7, 2006, and September 6, 2006 to shareholders of record as of February 24, 2006, May 26, 2006, and August 24, 2006, respectively. Quarterly dividends of $.0581 per share were paid on March 8, 2005, June 8, 2005, and September 8, 2005 to shareholders of record as of February 25, 2005, May 27, 2005, and August 28, 2005, respectively.

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	3,016,133	-	-
Cumulative translation adjustment	-	-	-	201,298	-
Interest rate swap,
net of tax of $43,599	-	-	-	90,864	-
Total comprehensive income						3,308,295

Dividends paid, $.0625 per share	-	-	(700,287)	-	-	(700,287)
Dividends declared, $.0625 per
share	-	-	(700,286)	-	-	(700,286)
Stock-based compensation	-	163,601	-	-	-	163,601
Stock option transactions	-	2,589	-	-	52,642	55,231
Balances, July 31, 2006	$1,284,661	$7,730,370	$72,261,277	($29,659)	($11,581,857)	$69,664,792

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	3,274,767	-	-
Cumulative translation adjustment	-	-	-	(282,343)	-
Interest rate swap,
net of tax of ($26,746)	-	-	-	50,090	-
Total comprehensive income						3,042,514

Dividends paid, $.0581 per share	-	-	(650,258)	-	-	(650,258)
Dividends declared, $.0581 per
share	-	-	(650,115)	-	-	(650,115)
Stock option transactions	-	(8,043)	-	-	192,189	184,146
Balances, July 31, 2005	$963,496	$7,922,603	$68,006,840	($131,618)	($11,669,843)	$65,091,478
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Six Months Ended
July 31,
2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$3,016,133	$3,274,767
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	768,427	742,600
Deferred income taxes	(1,106)	(1,177)
(Gain) loss on sale of property and equipment, net	(11,589)	8,591
Stock-based compensation	163,601	-
Allowance for doubtful accounts	(79,629)	55,466
(Increase) decrease in operating assets:
Accounts receivable	1,607,822	(2,305,022)
Inventories	(1,405,805)	(2,530,526)
Prepaid expenses, deposits and other current assets	247,600	303,086
Other assets	(4,644)	(17,394)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(276,556)	1,267,070
Customers’ advances	(532,636)	(329,212)
Other non-current liabilities	1,098	1,098
Net cash provided by operating activities	3,492,716	469,347

Cash flows from investing activities
Proceeds from sale of property and equipment	12,810	30,907
Acquisitions of property and equipment	(3,275,209)	(488,380)
Net cash (used in) investing activities	(3,262,399)	(457,473)

Cash flows from financing activities
Proceeds from new borrowings	4,140,315	-
Reduction of debt	(713,113)	(1,200,910)
Exercise of stock options	55,232	184,146
Payment of dividends	(1,400,107)	(1,298,639)
Net cash provided by (used in) financing activities	2,082,327	(2,315,403)
Effect of exchange rate changes on cash	23,357	(22,212)

Net increase (decrease) in cash and cash equivalents	2,336,001	(2,325,741)

Cash and cash equivalents at February 1	17,683,305	20,889,476
Cash and cash equivalents at July 31	$20,019,306	$18,563,735
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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123(R) requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company, as permitted by SFAS No. 123, provided pro forma disclosure of its compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in its consolidated financial statements. The Company adopted SFAS No. 123(R) using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the six-month period ended July 31, 2006, the adoption of SFAS No. 123(R) lowered net income by $111,249 and increased general and administrative expense by $163,601. The after-tax impact of adopting SFAS No. 123(R) is expected to approximate $223,000 during the fiscal year ending January 31, 2007. The adoption of this standard had no material impact on the Company's overall financial position and no impact on cash flow. See Note 4 for further information and the required disclosures under SFAS No. 123(R).

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
Index

MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective and will be adopted by the Company on February 1, 2007. FIN No. 48 is not expected to have a material impact on our financial condition or results of operations.

Reclassifications: Effective February 1, 2006, Sethco Division was transferred from the product recovery/pollution control equipment segment to the fluid handling equipment segment. This transfer was occasioned by management’s determination that Sethco’s product line has become more consistent with the fluid handling equipment segment, as well as by the consolidation of Sethco and Fybroc Divisions’ management and financial reporting systems in connection with Sethco’s relocation to a facility it now shares with Fybroc. The business segment information for the six-month and three-month periods ended July 31, 2005, and the period ended January 31, 2006 have been restated to reflect this change.

This reclassification has been made to the notes of the consolidated financial statements (see Note 11 - Business Segment Data) for the six-month and three-month periods ended July 31, 2005 and the period ended January 31, 2006 to conform with the presentation of the financial statements for the six-month and three-month periods ended July 31, 2006. Such reclassifications did not have any impact on the consolidated statements of operations for the six-month and three-month periods ended July 31, 2006 and 2005, shareholders’ equity and cash flows for the six-month periods ended July 31, 2006 and 2005, and consolidated balance sheet as of July 31, 2006 and January 31, 2006.

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

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2006 and the results of operations for the six-month and three-month periods ended July 31, 2006 and 2005, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

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

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the six-month and three-month periods ended July 31, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of February 1, 2006 and shared-based payments granted after February 1, 2006.

For the six-month and three-month periods ended July 31, 2006, the impact of the adoption of SFAS No. 123(R) as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 is as follows: an increase in general and administrative expense by $163,601 and $81,801, respectively; a reduction in net income by $111,249 and $55,625, respectively; and had a de minimis effect on basic and diluted earnings per share. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of February 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures reduced stock-based compensation by $8,670. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flow statement of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement.

At this time, the Company’s practice is to grant options with one-third exercisable as of the date of grant and the remaining two-thirds vesting over a two year period; provided, however, in the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share weighted-average fair value at the date of grant for stock options granted during the fiscal year ended January 31, 2006 was $2.76 per option. For the six months ended July 31, 2006, there have been no additional stock options granted. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Six Months Ended July 31,
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

Index

MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the six-month period ended July 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at February 1, 2006	810,742	$9.8071	7.68
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	7,467	7.3969
Outstanding at July 31, 2006	803,275	$9.8295	7.44	$2,466,456

Exercisable at July 31, 2006	630,155	$9.4137	7.44	$2,196,909

The aggregate intrinsic value of options exercised during the six-month periods ended July 31, 2006 and 2005 was $43,332 and $89,966, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of July 31, 2006:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$5.48 - 5.99	32,980	3.46	$5.5533	32,980	$5.5533
$6.00 - 6.99	64,716	4.64	6.8063	64,716	6.8063
$7.00 - 8.99	210,565	5.73	7.3735	210,565	7.3735
$9.00 - 11.99	169,340	8.69	9.8813	112,892	9.8813
$12.00 - 12.99	325,674	8.69	12.4242	209,002	12.6331
	803,275	7.44	$9.8295	630,155	$9.4137

As of July 31, 2006, there was $456,982 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the pro forma net income and earnings per share for the six-month and three-month periods ended July 31, 2005 as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

		Six Months Ended July 31, 2005	Three Months Ended July 31, 2005
Net income, as reported		$3,274,767	$1,956,549
Add:	Stock-based employee compensation expense included in reported net income, net of tax	-	-
Less:	Pro forma expense related to stock options granted, net of tax effects	(83,380)	(41,690)
Pro forma		$3,191,387	$1,914,859
Earnings per share, basic:
	As reported	$.29	$.18
	Pro forma	.29	.17
Earnings per share, diluted:
	As reported	$.29	$.17
	Pro forma	.28	.17

For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	July 31, 2006	January 31, 2006
Raw materials	$10,569,704	$9,116,168
Work in progress	3,959,818	2,334,589
Finished goods	3,396,922	4,987,724
	$17,926,444	$16,438,481

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended July 31,
	2006	2005
Cash paid during the period for:
Interest	$155,138	$152,245
Income taxes	1,964,283	1,062,858

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7 - DEBT

Short-term debt:

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. As of July 31, 2006, the Company’s Mefiag B.V. subsidiary borrowed $383,220 (300,000 Euro) from its available line of credit.

Long-term debt:

Long-term debt consisted of the following:

	July 31,	January 31,
	2006	2006
Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a rate of 75 basis points
over the ninety day LIBOR rate
(effective interest rate of 5.90% at
July 31, 2006), maturing October, 2008.	$3,000,000	$3,600,000

Note payable, bank, payable in
quarterly installments of $31,935
(25,000 Euro), plus interest at a
fixed rate of 3.82%, maturing
January, 2016.	1,052,572	379,387

Line of credit, $383,220 (300,000 Euro),
payable upon demand, plus
interest at a rate of 70 basis points
over the thirty day EURIBOR rate
(effective interest rate of 3.71% at
July 31, 2006).	383,220	364,559

Bond payable, bank, payable in
quarterly installments of $58,333,
plus interest at a rate of 16 basis points
below the ninety day LIBOR rate
(effective interest rate of 4.99% at
July 31, 2006), maturing April, 2021.	3,449,166	50,000

	7,884,958	4,393,946
Less current portion	1,944,293	1,689,413
	5,940,665	2,704,533
Fair market value of interest rate
swap liability	(115,410)	19,053
Long-term portion	$5,825,255	$2,723,586

The note payables and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index

MET-PRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008. The Company swapped the ninety day LIBOR for a fixed rate of 5.23%. As a result, the effective fixed interest rate is 5.98%. Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021. The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%. These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133”. There was no hedge ineffectiveness as of July 31, 2006. The fair value of the interest rate swap agreements resulted in an increase in equity of $78,479 (net of tax) for the six-months ended July 31, 2006 and a decrease in equity of $12,385 (net of tax) for the fiscal year ended January 31, 2006. These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Maturities of long-term debt are as follows:

Year Ending
January 31,
2007	$1,944,293
2008	1,561,072
2009	1,561,072
2010	361,072
2011	361,072
Thereafter	2,096,377
$7,884,958

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income/(loss) consisted of the following:

	July 31,	January 31,
	2006	2006
Interest rate swap, net of tax	$78,479	($12,385)
Cumulative translation of adjustment	601,729	400,431
Minimum pension liability adjustment, net of tax	(709,867)	(709,867)
	($29,659)	($321,821)

NOTE 9 - OTHER INCOME, NET

Other income, net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2006	2005	2006	2005
Gain/(loss) on sale of property and equipment	$11,589	($8,591)	$7,179	$3,607
Other, primarily interest income	505,251	294,584	270,453	155,397
	$516,840	$285,993	$277,632	$159,004

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE BENEFIT PLANS

Pension Plans: The Company has several defined benefit pension plans covering eligible employees in the United States. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Service cost	$354,124	$310,032	$177,062	$155,016
Interest cost	535,814	514,992	267,907	257,496
Expected return on plan assets	(584,930)	(513,800)	(292,465)	(256,900)
Amortization of transition asset	(8,058)	(5,258)	(4,029)	(2,629)
Amortization of prior service cost	49,406	50,592	24,703	25,296
Recognized net actuarial loss	51,678	13,818	25,839	6,909
Net periodic benefit cost	$398,034	$370,376	$199,017	$185,188

The Company contributed $82,374 to the pension plans during the six-month period ended July 31, 2006 and expects an additional minimum contribution of $49,739 during the six-month period ending January 31, 2007.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - BUSINESS SEGMENT DATA

The Company’s operations are conducted in two business segments: the manufacture and sale of product recovery/pollution control equipment, and the manufacture and sale of fluid handling equipment.

Effective February 1, 2006, Sethco Division was transferred from the product recovery/pollution control equipment segment to the fluid handling equipment segment. This transfer was occasioned by management’s determination that Sethco’s product line has become more consistent with the fluid handling equipment segment, as well as by the consolidation of Sethco and Fybroc Divisions’ management and financial reporting systems in connection with Sethco’s relocation to a facility it now shares with Fybroc. The business segment information below for the six-month and three-month periods ended July 31, 2005, and the period ended January 31, 2006 have been restated to reflect this change.

No significant intercompany revenue is realized by either business segment. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

Financial information by business segment is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2006	2005	2006	2005
Net sales
Product recovery/pollution control equipment	$25,004,126	$21,976,446	$14,344,461	$13,151,912
Fluid handling equipment	18,553,797	18,597,686	9,434,421	9,494,608
	$43,557,923	$40,574,132	$23,778,882	$22,646,520

Income from operations
Product recovery/pollution control equipment	$1,666,913	$1,858,726	$944,816	$1,136,398
Fluid handling equipment	2,399,050	2,878,907	1,524,890	1,694,681
	$4,065,963	$4,737,633	$2,469,706	$2,831,079

	July 31,	January 31,
	2006	2006
Identifiable assets
Product recovery/pollution control equipment	$39,480,632	$40,526,378
Fluid handling equipment	33,003,946	28,308,734
	72,484,578	68,835,112
Corporate	22,024,473	20,827,813
	$94,509,051	$89,662,925

NOTE 12 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31 2006, and the related consolidated statements of operations for the six-month and three-month periods ended July 31, 2006 and 2005 and shareholders’ equity and cash flows for the six-month period ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
August 18, 2006

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.1%	67.9%	71.7%	68.8%
Gross profit	28.9%	32.1%	28.3%	31.2%

Selling expenses	9.1%	9.7%	8.7%	8.7%
General and administrative expenses	10.5%	10.7%	9.2%	10.0%
Income from operations	9.3%	11.7%	10.4%	12.5%

Interest expense	(.3%)	(.3%)	(.4%)	(.3%)
Other income, net	1.2%	.7%	1.2%	.7%
Income before taxes	10.2%	12.1%	11.2%	12.9%

Provision for taxes	3.3%	4.0%	3.6%	4.3%
Net income	6.9%	8.1%	7.6%	8.6%

Six Months Ended July 31, 2006 vs Six Months Ended July 31, 2005

Net sales for the six-month period ended July 31, 2006 were $43,557,923 compared with $40,574,132 for the six-month period ended July 31, 2005, an increase of $2,983,791 or 7.4%. Sales in the Product Recovery/Pollution Control Equipment segment were $25,004,126 or 13.8% higher than the six-month period ended July 31, 2005. The increase in the Product Recovery/Pollution Control Equipment segment was due primarily to increased demand for our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $18,553,797, or slightly lower, compared with $18,597,686 for the six-month period ended July 31, 2005.

The dollar amount of the Company’s backlog of orders totaled $23,996,831 and $16,044,603 as of July 31, 2006 and 2005, respectively. The Company expects that substantially all of the backlog that existed as of July 31, 2006 will be shipped during the current fiscal year.

Net income for the six-month period ended July 31, 2006 was $3,016,133 compared with $3,274,767 for the six-month period ended July 31, 2005, a decrease of $258,634 or 7.9%. Net income was impacted by (i) product mix and high material costs in both operating segments, (ii) a loss on one large Product Recovery/Pollution Control Equipment segment project which reduced our net income by approximately $264,000, (iii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco and Mefiag Divisions and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income in the Fluid Handling Equipment segment by approximately $243,000, and (iv) a non-cash charge for stock options which reduced net income by approximately $111,000.

The gross margin for the six-month period ended July 31, 2006 was 28.9% versus 32.1% for the same period in the prior year. This decrease in gross margin was due to (i) product mix and higher material costs in the both operating segments and (ii) a loss on one large Product Recovery/Pollution Control Equipment segment project previously mentioned, which on its own reduced the gross margin from 29.8% to 28.9% for the six-month period. Procedures have been implemented to avoid profit erosion on larger projects. To offset the higher material costs, the Company has taken certain measures including selected price increases and improved purchasing practices. The relocation of the Company’s Sethco and Mefiag Divisions and the expansion

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to result in improved operational results. These several initiatives are expected to relieve pressures on the Company’s gross margins in the third and fourth quarters of this year.

Selling expense increased $44,965 during the six-month period ended July 31, 2006 compared with the same period last year. Selling expense as a percentage of net sales was 9.1% for the six-month period ended July 31, 2006 compared with 9.7% for the same period last year.

General and administrative expense was $4,551,520 for the six-month period ended July 31, 2006 compared with $4,351,964 for the same period last year, an increase of $199,556. This increase is principally related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag Divisions and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options. General and administrative expense as a percentage of net sales was 10.5% for the six-month period ended July 31, 2006, compared with 10.7% for the same period last year.

Interest expense was $147,314 for the six-month period ended July 31, 2006, compared with $135,914 for the same period in the prior year, an increase of $11,400. This increase was due principally to an increase of long-term debt related to plant expansions.

Other income, net, was $516,840 for the six-month period ended July 31, 2006 compared with $285,993 for the same period in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rates for the six-month periods ended July 31, 2006 and 2005 were 32% and 33%, respectively.

Three Months Ended July 31, 2006 vs Three Months Ended July 31, 2005

Net sales for the three-month period ended July 31, 2006 were $23,778,882 compared with $22,646,520 for the three month-period ended July 31, 2005, an increase of $1,132,362 or 5.0%. Sales in the Product Recovery/Pollution Control Equipment segment were $14,344,461 or 9.1% higher than the three-month period ended July 31, 2005. The increase in the Product Recovery/Pollution Control Equipment segment was due primarily to increased demand for our particulate collection as well as our fume and odor control equipment. Sales in the Fluid Handling Equipment segment were $9,434,421, or slightly lower, compared with the three-month period ended July 31, 2005.

Net income for the three-month period ended July 31, 2006 was $1,808,685 compared with $1,956,549 for the three-month period ended July 31, 2005, a decrease of $147,864 or 7.6%. Net income was impacted by (i) product mix and higher material costs in both operating segments, (ii) a loss on one large Product Recovery/Pollution Control Equipment project which reduced our net income by approximately $264,000, and (iii) a non-cash charge for stock options which reduced net income by approximately $56,000.

The gross margin for the three-month period ended July 31, 2006 was 28.3% compared with 31.2% for the same period in the prior year. This decrease in gross margin was due to (i) product mix and higher material costs in both operating segments and (ii) a loss on one large Product Recovery/Pollution Control project previously mentioned, which on its own reduced the gross margin from 30.0% to 28.3% for the three-month period.

Selling expenses increased $103,049 during the three-month period ended July 31, 2006 compared with the same period last year. As a percentage of net sales, selling expenses were 8.7% for the three-month period ended July 31, 2006 and 2005.

General and administrative expense was $2,188,597 for the three-month period ended July 31, 2006 compared with $2,258,506 for the three-month period ended July 31, 2005, a decrease of $69,909. This decrease is principally related to the decrease in an accrual for the management incentive program, a lower reserve for bad debts and a lower personnel acquisition expense, offset by the expensing of stock options. General and administrative expense as a percentage of net sales was 9.2% for the six-month period ended July 31, 2006, compared with 10.0% of net sales for the same period last year.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Interest expense was $87,509 for the three-month period ended July 31, 2006 compared with $69,862 for the same period in the prior year, an increase of $17,647. This increase was due principally to an increase of long-term debt related to plant expansions.

Other income, net, was $277,632 for the three-month period ended July 31, 2006 compared with $159,004 for the same period in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rates for the three-month periods ended July 31, 2006 and 2005 were 32% and 33%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $20,019,306 on July 31, 2006 compared with $17,683,305 on January 31, 2006, an increase of $2,336,001. This increase is the net result of the positive cash flows provided by operating activities of $3,492,716 and the proceeds from new borrowings (as discussed in the Capital Resources and Requirements section below) amounting to $4,140,315, offset by payment of the quarterly cash dividends amounting to $1,400,107, payments on long term debt totaling $713,113 and investment in property and equipment amounting to $3,275,209. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as, other factors including changes in inventories and accounts receivable.

Accounts receivable (net) amounted to $16,496,106 on July 31, 2006 compared with $17,909,727 on January 31, 2006, which represents a decrease of $1,413,621. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment segment, will, among other factors, influence accounts receivable balances at any point in time.

Inventories were $17,926,444 on July 31, 2006 compared with $16,438,481 on January 31, 2006, an increase of $1,487,963. This increase is primarily due to inventory purchased in the six-month period ended July 31, 2006 for projects which are expected to ship in the third and fourth quarters of this fiscal year. Inventory balances fluctuate depending on market demand and on the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $16,717,058 on July 31, 2006, compared with $17,142,747 on January 31, 2006, a decrease of $425,689. A decrease in customer advances and accrued salaries, wages and expenses, offset partially by an increase in the current portion of long-term debt, accounted for this decrease.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5.0 million, which are available for working capital purposes. As of July 31, 2006, the Company’s Mefiag B.V. subsidiary had borrowed $383,220 (300,000 EURO) on a low interest foreign line of credit to partially finance an expansion and renovation of its facility located in The Netherlands. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of July 31, 2006 and January 31, 2006, working capital was $39,491,414 and $36,862,200, respectively, and the current ratio was 3.4 and 3.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2006 amounted to $3,492,716 compared with $469,347 in the six-month period ended July 31, 2005. This increase in cash flows from operating activities was due principally to the decrease in accounts receivable and the reduction in the increase of inventory, offset by decreases in accrued expenses and customer advances.

Cash flows used in investing activities during the six-month period ended July 31, 2006 amounted to $3,262,399 compared with $457,473 for the six-month period ended July 31, 2005, an increase of $2,804,926. The increase in investing activities is partially due to capital expenses incurred in connection with the expansion of the Company’s Telford, Pennsylvania facility, as to which the Company incurred costs of $1,661,272 for the six-month period ended July 31, 2006. This expansion was required to accommodate the relocation of the Sethco Division from Hauppauge, New York to the Telford, Pennsylvania facility. In addition, the increase in investing activities was due to an expansion and renovation of our Mefiag B.V. facility in the Netherlands, in which the Company has incurred costs of $751,765 for the six-month period ended July 31, 2006. This
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

expansion is required to maintain the projected growth of Mefiag B.V. The balance of the increase is due to the Company’s capital expenditures in the two operating segments and in its corporate headquarters.

During the second quarter, the Company listed for sale, its 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, previously occupied by our Sethco Division at an asking price of $4,950,000. The book value of the land and building amounted to $742,583 as of July 31, 2006 and is included in the property, plant and equipment, net, section of the consolidated balance sheet.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2006 provided $2,082,327 of available resources compared with $2,315,403 utilized during the six-month period ended July 31, 2005. The 2006 activity is the result of the proceeds from new borrowings of $4,140,315, offset by the reduction of debt of $713,113 and payment of dividends amounting to $1,400,107. During the six-month period ended July 31, 2006, the Company borrowed $3,450,000 in an industrial revenue bond financing, totaling $3,500,000 for a term of fifteen years, at a fixed interest rate swap of 4.71% in order to finance the expansion of the Telford, Pennsylvania facility. In addition, during the six-month period ended July 31, 2006, the Company’s Mefiag B.V. subsidiary borrowed $690,315 (561,795 Euro) from a bank for a term of ten years, at a fixed interest rate of 3.82% for the expansion of its facility in the The Netherlands.

The Board of Directors declared quarterly dividends of $.0625 payable on March 9, 2006, June 7, 2006, and September 6, 2006, to shareholders of record as of February 24, 2006, May 26, 2006, and August 24, 2006, respectively.

Critical Accounting Policies and Estimates:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

The Company’s recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

MET-PRO CORPORATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006, which could materially affect our business, financial condition, financial results or future performance. Additionally, we refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Concerning Forward-Looking Statements” of this report which we incorporate herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2006:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2006	0	$ -	0	270,918
June 1-30, 2006	0	-	0	270,918
July 1-31, 2006	0	-	0	270,918
Total	0	$ -	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None

Index

MET-PRO CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 7, 2006. At that meeting, two proposals were submitted to a vote of the Company’s shareholders. Proposal 1 was a proposal to elect three Directors (with George H. Glatfelter, II, Alan Lawley, Ph.D., and Gary J. Morgan being the nominees) to serve until the 2009 Annual Meeting of Shareholders. Proposal 2 was to ratify the election of Margollis & Company P.C. as independent registered public accountants for the Company’s fiscal year ending January 31, 2007.

At the close of business on the record date for the meeting (which was April 13, 2006), there were 11,204,577 Common Shares outstanding and entitled to be voted at the meeting. Holders of 10,404,010 Common Shares (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:

		Number of Votes
Proposals		For	Against	Abstain/ Broker Non Vote
Proposal 1 -	Election of Directors
	George H. Glatfelter, II	10,121,409	282,601	-
	Alan Lawley, Ph.D.	9,900,065	503,945	-
	Gary J. Morgan	9,849,124	554,886	-
Proposal 2 -	Selection of Margolis & Company P.C. as Independent Registered Public Accountants	9,907,335	471,242	25,433

Consequently, both proposals were adopted by the shareholders.

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

Met-Pro Corporation
(Registrant)

September 8, 2006	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

September 8, 2006	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index