Form 10-Q
period 2006-11-30
MET PRO CORP
filed 2006-12-11
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2006

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

As of October 31, 2006 the Registrant had 11,215,244 Common Shares, par value of $.10 per share, issued and outstanding.

Index

MET-PRO CORPORATION

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2006	2006
Current assets
Cash and cash equivalents	$18,537,674	$17,683,305
Marketable securities	20,294	-
Accounts receivable, net of allowance for doubtful
accounts of approximately $180,000 and
$247,000, respectively	19,936,228	17,909,727
Inventories	18,940,498	16,438,481
Prepaid expenses, deposits and other current assets	1,363,890	1,381,900
Deferred income taxes	620,667	591,534
Total current assets	59,419,251	54,004,947
Property, plant and equipment, net	16,977,419	13,838,221
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	1,001,642	1,020,844
Total assets	$98,197,225	$89,662,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,943,898	$1,689,413
Accounts payable	6,793,015	5,900,281
Accrued salaries, wages and expenses	8,462,623	7,150,142
Dividend payable	757,029	699,819
Customers' advances	1,081,913	1,703,092
Total current liabilities	19,038,478	17,142,747
Long-term debt	5,745,214	2,723,586
Other non-current liabilities	44,859	43,211
Deferred income taxes	2,208,638	2,215,143
Total liabilities	27,037,189	22,124,687

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,631,364 and 1,649,498 shares were reacquired
and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	7,828,910	7,564,180
Retained earnings	73,677,065	70,645,717
Accumulated other comprehensive loss	(123,946)	(321,821)
Treasury shares, at cost	(11,506,654)	(11,634,499)
Total shareholders' equity	71,160,036	67,538,238
Total liabilities and shareholders' equity	$98,197,225	$89,662,925
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net sales	$68,881,850	$62,492,924	$25,323,927	$21,918,792
Cost of goods sold	47,973,992	42,762,662	17,005,918	15,205,528
Gross profit	20,907,858	19,730,262	8,318,009	6,713,264

Operating expenses
Selling	6,269,844	5,899,709	2,297,478	1,972,308
General and administrative	7,162,325	6,617,271	2,622,394	2,256,715
Loss on curtailment of pension benefits	234,180	-	234,180	-
	13,666,349	12,516,980	5,154,052	4,229,023
Income from operations	7,241,509	7,213,282	3,163,957	2,484,241

Interest expense	(256,519)	(196,868)	(109,205)	(60,954)
Other income, net	759,712	457,195	254,461	162,610
Income before taxes	7,744,702	7,473,609	3,309,213	2,585,897

Provision for taxes	2,555,751	2,316,820	1,136,395	703,875
Net income	$5,188,951	$5,156,789	$2,172,818	$1,882,022

Earnings per share, basic (1)	$.46	$.46	$.19	$.17

Earnings per share, diluted (2)	$.46	$.46	$.19	$.17

Cash dividend per share - declared (3)	$.1925	$.1788	$.0675	$.0625

Cash dividend per share - paid (3)	$.1875	$.1744	$.0625	$.0581

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 11,204,760 and 11,185,838 for the nine-month periods ended October 31, 2006 and 2005, respectively, and 11,203,551 and 11,184,295 for the three-month periods ended October 31, 2006 and 2005, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,384,801 and 11,320,875 for the nine-month periods ended October 31, 2006 and 2005, respectively, and 11,382,247 and 11,317,027 for the three-month periods ended October 31, 2006 and 2005, respectively.

(3)
The Board of Directors declared quarterly dividends of $.0625 per share payable on March 9, 2006, June 7, 2006, and September 6, 2006 to shareholders of record as of February 24, 2006, May 26, 2006, and August 24, 2006, respectively, and a quarterly dividend of $.0675 per share payable on December 14, 2006 to shareholders of record as of November 30, 2006. Quarterly dividends of $.0581 per share were paid on March 8, 2005, June 8, 2005, and September 8, 2005 to shareholders of record as of February 25, 2005, May 27, 2005, and August 28, 2005, respectively, and a quarterly dividend of $.0625 per share payable on December 8, 2005 to shareholders of record as of November 25, 2005.

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	5,188,951	-	-
Cumulative translation adjustment	-	-	-	209,890	-
Interest rate swap,
net of tax of ($4,846)	-	-	-	(10,993)	-
Securities available for sale,
net of tax of ($504)	-	-	-	(1,022)	-
Total comprehensive income						5,386,826

Dividends paid, $.125 per share	-	-	(1,400,574)	-	-	(1,400,574)
Dividends declared, $.0675 per
share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	245,402	-	-	-	245,402
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, October 31, 2006	$1,284,661	$7,828,910	$73,677,065	($123,946)	($11,506,654)	$71,160,036

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	5,156,789	-	-
Cumulative translation adjustment	-	-	-	(264,444)	-
Interest rate swap,
net of tax of ($38,028)	-	-	-	71,186	-
Total comprehensive income						4,963,531

Dividends paid, $.1163 per share	-	-	(1,300,374)	-	-	(1,300,374)
Dividends declared, $.0625 per share	-	-	(699,539)	-	-	(699,539)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, October 31, 2005	$963,496	$7,887,259	$69,189,322	($92,623)	($11,634,499)	$66,312,955
See accompanying notes to consolidated financial statements.
Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended
October 31,
2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$5,188,951	$5,156,789
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,183,326	1,109,925
Deferred income taxes	(1,659)	(1,659)
Loss on sale of property and equipment, net	11,754	8,348
Stock-based compensation	245,402	-
Allowance for doubtful accounts	(67,424)	96,682
(Increase) decrease in operating assets:
Accounts receivable	(1,842,257)	(2,172,567)
Inventories	(2,414,105)	(2,638,644)
Prepaid expenses, deposits and other current assets	202	18,158
Other assets	25,421	(6,744)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,064,990	1,560,944
Customers’ advances	(621,249)	380,037
Other non-current liabilities	1,648	1,648
Net cash provided by operating activities	3,775,000	3,512,917

Cash flows from investing activities
Proceeds from sale of property and equipment	14,310	31,696
Acquisitions of property and equipment	(4,192,649)	(2,093,201)
Securities available for sale	(21,820)	-
Net cash (used in) investing activities	(4,200,159)	(2,061,505)

Cash flows from financing activities
Proceeds from new borrowings	4,306,406	-
Reduction of debt	(1,103,380)	(1,500,910)
Exercise of stock options	147,173	324,281
Payment of dividends	(2,100,393)	(1,948,755)
Purchase of treasury shares	-	(140,135)
Net cash provided by (used in) financing activities	1,249,806	(3,265,519)
Effect of exchange rate changes on cash	29,722	(59,026)

Net increase (decrease) in cash and cash equivalents	854,369	(1,873,133)

Cash and cash equivalents at February 1	17,683,305	20,889,476
Cash and cash equivalents at October 31	$18,537,674	$19,016,343
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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25. SFAS No. 123(R) requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R) on February 1, 2006, the Company, as permitted by SFAS No. 123, provided pro forma disclosure of its compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in its consolidated financial statements. The Company adopted SFAS No. 123(R) using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the nine-month period ended October 31, 2006, the adoption of SFAS No. 123(R) lowered net income by $164,419 and increased general and administrative expense by $245,402. The after-tax impact of adopting SFAS No. 123(R) is expected to approximate $219,000 during the fiscal year ending January 31, 2007. The adoption of this standard had no material impact on the Company's overall financial position and no impact on cash flow. See Note 4 for further information and the required disclosures under SFAS No. 123(R).

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
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an entity to recognize in its consolidated balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position, operations and cash flows.

Reclassifications: In connection with a comment letter process with the Securities and Exchange Commission (“SEC”),during the fiscal quarter ended October 31, 2006, management undertook a review of operating segment aggregation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined that, based on the current business environment in which the Company operates, the economic characteristics of its operating segments, and management’s view of the business, a revision of the aggregation of its operating segments was appropriate.

The Company has identified six operating segments and has aggregated those segments into two reportable segments and one other segment as follows: Product Recovery/Pollution Control Equipment, Fluid Handling Equipment and Filtration and Purification (“all other”). The Filtration and Purification segment is comprised of four operating segments that do not meet the criteria for aggregation outlined in SFAS No. 131, but which can be combined due to certain quantitative thresholds listed in SFAS No. 131. The disclosures in the Business Segment Data in Note 12 have been restated to reflect two reportable segments and one other segment. The restatement has no effect upon the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of shareholders’ equity or consolidated statement of cash flows for any of the affected periods. Accordingly, the Company’s historical net sales, net income, earnings per share, total assets, liabilities and shareholders’ equity are unchanged by the restatement of business segment data.

Additionally, the Company has reclassified gains/(losses) on the sale of property and equipment from other income, net to general and administrative expense, in the consolidated statement of operations and the income from operations in the Business Segment Data in Note 12, for the nine-month and three-month periods ended October 31, 2005, and the six-month period ended July 31, 2006.

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
Index

MET-PRO CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities: All of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported in accumulated other comprehensive income/(loss) in shareholders’ equity in the accompanying consolidated financial statements. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net.

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

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2006 and the results of operations for the nine-month and three-month periods ended October 31, 2006 and 2005, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

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

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the nine-month and three-month periods ended October 31, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of February 1, 2006 and shared-based payments granted after February 1, 2006.

For the nine-month and three-month periods ended October 31, 2006, the impact of the adoption of SFAS No. 123(R) as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 is as follows: an increase in general and administrative expense by $245,402 and $81,801, respectively; a reduction in net income by $164,419 and $54,807, respectively; and had a de minimis effect on basic and diluted earnings per share. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of February 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures reduced stock-based compensation by $12,814. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flows statement of related tax
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement.

At this time, the Company’s practice is to grant options with one-third exercisable as of the date of grant and the remaining two-thirds vesting over a two year period; provided, however, in the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share weighted-average fair value at the date of grant for stock options granted during the fiscal year ended January 31, 2006 was $2.76 per option. For the nine months ended October 31, 2006, there have been no additional stock options granted. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Nine Months Ended
	October 31,
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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2006	810,742	$9.8071	7.68
Granted	-	-
Forfeited	6,667	11.18
Expired	-	-
Exercised	18,134	8.12
Outstanding at October 31, 2006	785,941	$9.8344	7.18	$2,896,664

Exercisable at October 31, 2006	619,487	$9.4274	7.18	$2,535,312

The aggregate intrinsic value of options exercised during the nine-month periods ended October 31, 2006 and 2005 was $92,085 and $227,797, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.
Index

MET-PRO CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.48 - 5.99	32,980	3.21	$5.5533	32,980	$5.5533
$6.00 - 6.99	64,716	4.39	6.8063	64,716	6.8063
$7.00 - 8.99	205,231	5.23	7.3740	205,231	7.3740
$9.00 - 11.99	161,340	7.96	9.8813	107,558	9.8813
$12.00 - 12.99	321,674	8.44	12.4288	209,002	12.6331
	785,941	7.18	$9.8344	619,487	$9.4274

As of October 31, 2006, there was $373,038 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table provides the pro forma net income and earnings per share for the nine-month and three-month periods ended October 31, 2005 as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

		Nine Months Ended	Three Months Ended
		October 31, 2005	October 31, 2005
Net income, as reported		$5,156,789	$1,882,022
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	-	-
Less:	Pro forma expense related to stock options granted, net of tax effects	(125,070)	(41,690)
Pro forma		$5,031,719	$1,840,332
Earnings per share, basic:
	As reported	$.46	$.17
	Pro forma	.45	.16
Earnings per share, diluted:
	As reported	$.46	$.17
	Pro forma	.44	.16

For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MARKETABLE SECURITIES

At October 31, 2006 the Company's marketable securities had a fair market value of $20,294, which is net of a gross unrealized loss of $1,526. The marketable securities are composed of 547 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of Chapter 11 reorganization settlement in October of 2006.

NOTE 6 - INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2006	2006
Raw materials	$14,139,255	$9,116,168
Work in progress	2,776,459	2,334,589
Finished goods	2,024,784	4,987,724
	$18,940,498	$16,438,481

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended
	October 31,
	2006	2005
Cash paid during the period for:
Interest	$247,049	$210,071
Income taxes	2,834,775	1,290,171

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT

Short-term debt:

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. As of October 31, 2006, the Company’s Mefiag B.V. subsidiary borrowed $382,890 (300,000 Euro) from its available line of credit.

Long-term debt:

Long-term debt consisted of the following:

	October 31,	January 31,
	2006	2006
Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a rate of 75 basis points
over the ninety day LIBOR rate
(effective interest rate of 6.42% at
October 31, 2006), maturing October, 2008.	$2,700,000	$3,600,000

Note payable, bank, payable in
quarterly installments of $31,908
(25,000 Euro), plus interest at a
fixed rate of 3.82%, maturing
January, 2016.	1,180,624	379,387

Line of credit, $382,890 (300,000 Euro),
payable upon demand, plus
interest at a rate of 70 basis points
over the thirty day EURIBOR rate
(effective interest rate of 4.05% at
October 31, 2006).	382,890	364,559

Bond payable, bank, payable in
quarterly installments of $58,333,
plus interest at a rate of 16 basis points
below the ninety day LIBOR rate
(effective interest rate of 5.51% at
October 31, 2006), maturing April, 2021.	3,390,706	50,000

	7,654,220	4,393,946
Less current portion	1,943,898	1,689,413
	5,710,322	2,704,533
Fair market value of interest rate
swap liability	34,892	19,053
Long-term portion	$5,745,214	$2,723,586

The note payables and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008. The Company swapped the ninety day LIBOR for a fixed rate of 5.23%. As a result, the effective fixed interest rate is 5.98%. Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021. The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%. These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133”. There was no hedge ineffectiveness as of October 31, 2006. The fair value of the interest rate swap agreements resulted in a decrease in equity of $23,378 (net of tax) for the nine-months ended October 31, 2006 and a decrease in equity of $12,385 (net of tax) for the fiscal year ended January 31, 2006. These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Maturities of long-term debt are as follows:

Year Ending
January 31,
2007	$1,943,898
2008	1,561,472
2009	1,561,472
2010	361,472
2011	361,472
Thereafter	1,864,434
$7,654,220

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income/(loss) consisted of the following:

	October 31,	January 31,
	2006	2006
Interest rate swap, net of tax	($23,378)	($12,385)
Unrealized loss on securities available-for sale, net of tax	(1,022)	-
Cumulative translation of adjustment	610,321	400,431
Minimum pension liability adjustment, net of tax	(709,867)	(709,867)
	($123,946)	($321,821)

NOTE 10 - OTHER INCOME, NET

Other income, net was comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Interest income	$736,050	$426,009	$242,066	$168,268
Other miscellaneous income/(expense)	23,662	31,186	12,395	(5,658)
	$759,712	$457,195	$254,461	$162,610

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE BENEFIT PLANS

Pension Plans: The Company has several defined benefit pension plans covering eligible employees in the United States. In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees, effective on December 31, 2006, which resulted in the Company recognizing a curtailment loss of $234,180. The net periodic pension cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic pension costs:

	Net Periodic Pension Cost
	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Service cost	$523,584	$465,048	$169,460	$155,016
Interest cost	764,040	772,488	228,226	257,496
Expected return on plan assets	(877,394)	(770,700)	(292,464)	(256,900)
Amortization of transition asset	(24,986)	(7,887)	(16,928)	(2,629)
Amortization of prior service cost	62,416	75,888	13,010	25,296
Recognized net actuarial loss	63,726	20,727	12,048	6,909
Curtailment loss	234,180	-	234,180	-
Net periodic pension cost	$ 745,566	$555,564	$347,532	$185,188

The Company contributed $110,243 to the pension plans during the nine-month period ended October 31, 2006 and expects an additional minimum contribution of $24,870 during the three-month period ending January 31, 2007.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BUSINESS SEGMENT DATA

During the fiscal quarter ended October 31, 2006, management reviewed operating segment aggregation in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and based upon changes beginning in February 2006 in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a revision of the aggregation of operating segments is appropriate. Therefore, the segment discussion outlined below represents the modified segment structure as determined by management in accordance with SFAS No. 131. All prior year amounts related to these reporting segments have been restated to conform to the new reporting segment structure.

The Company has identified six operating segments and has aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Equipment and Fluid Handling Equipment and one other segment (Filtration and Purification). The Filtration and Purification segment is comprised of four operating segments that do not presently meet the criteria for aggregation outlined in SFAS No. 131. However, the Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10 percent or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10 percent or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10 percent or more of the combined assets of all operating segments. Since none of the operating segments included in the Filtration and Purification segment meets these criteria, and at least 75 percent of total consolidated revenue is included in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments, the Company has determined the aggregation of these operating segments into this other segment is appropriate under SFAS No. 131. The disclosures in the Business Segment Data have been restated to reflect two reportable segments and one other segment.

The following is a description of each segment:

Product Recovery/Pollution Control Equipment: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids. Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues. The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives. This reporting segment is comprised of the Duall, Systems, Flex-Kleen and Strobic Air business units.

Fluid Handling Equipment: This reportable segment consists of one operating segment that manufactures high quality centrifugal pumps that are applied on difficult applications including pumping of acids, brines, caustics, bleaches, seawater, high temperature liquids and a wide variety of waste liquids. A variety of pump configurations make these products adaptable to almost any pumping application. These products are sold worldwide through an extensive network of distributors. This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

Filtration and Purification: This other segment consists of four operating segments that produce the following products: proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems; cartridges and filter housings; filtration products for difficult industrial air and liquid applications; and filter systems using horizontal disc technology. This other segment is comprised of the Keystone Filter, Pristine Water Solutions, Mefiag and Mefiag B.V. operating segments.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on many factors including sales, sales trends, margins and operating performance.

No significant inter-company revenue is realized in these reporting segments. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for two reporting segments and one other segment is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net sales
Product recovery/pollution control equipment	$35,083,198	$30,483,973	$12,991,946	$11,319,446
Fluid handling equipment	19,440,477	17,279,997	7,416,844	5,733,900
Filtration and purification	14,358,175	14,728,954	4,915,137	4,865,446
	$68,881,850	$62,492,924	$25,323,927	$21,918,792

Income from operations
Product recovery/pollution control equipment	$3,140,233	$2,651,828	$1,734,161	$1,008,424
Fluid handling equipment	3,054,544	2,751,401	1,320,796	897,015
Filtration and purification	1,046,732	1,810,053	109,000	578,802
	$7,241,509	$7,213,282	$3,163,957	$2,484,241

	October 31,	January 31,
	2006	2006
Identifiable assets
Product recovery/pollution control equipment	$35,145,911	$34,173,031
Fluid handling equipment	22,189,737	17,008,765
Filtration and purification	20,218,663	17,653,316
	77,554,311	68,835,112
Corporate	20,642,914	20,827,813
	$98,197,225	$89,662,925

NOTE 13 - ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2006, and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2006 and 2005 and shareholders’ equity and cash flows for the nine-month periods ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
November 20, 2006

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended January 31, 2006.

Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.6%	68.4%	67.2%	69.4%
Gross profit	30.4%	31.6%	32.8%	30.6%

Selling expenses	9.1%	9.4%	9.1%	9.0%
General and administrative expenses	10.4%	10.6%	10.4%	10.3%
Loss on the curtailment of pension benefits	.3%	-	.9%	-
Income from operations	10.6%	11.6%	12.4%	11.3%

Interest expense	(.4%)	(.3%)	(.4%)	(.3%)
Other income, net	1.1%	.7%	1.0%	.7%
Income before taxes	11.3%	12.0%	13.0%	11.7%

Provision for taxes	3.7%	3.7%	4.5%	3.2%
Net income	7.6%	8.3%	8.5%	8.5%

Nine Months Ended October 31, 2006 vs. Nine Months Ended October 31, 2005

Net sales for the nine-month period ended October 31, 2006 were $68,881,850 compared with $62,492,924 for the nine-month period ended October 31, 2005, an increase of $6,388,926 or 10.2%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $35,083,198, or $4,599,225 higher than the $30,483,973 of sales for the nine-month period ended October 31, 2005, an increase of 15.1%. The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment. Sales in the Fluid Handling Equipment reporting segment totaled $19,440,477, or $2,160,480 higher than the $17,279,997 of sales for the nine-month period ended October 31, 2005, an increase of 12.5%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids. Sales in the Filtration and Purification segment were $14,358,175, or $370,779 primarily lower than the $14,728,954 of sales for the nine-month period ended October 31, 2005, a decrease of 2.5%. This decrease was due primarily to lower demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.
The Company’s backlog of orders totaled $24,683,895 and $16,464,777 as of October 31, 2006 and 2005, respectively. The increase is due primarily to increased demand for products in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments. Backlog for the Product Recovery/Pollution Control Equipment reporting segment was $17,934,844 or 48.0% higher than the $12,115,463 backlog for the nine-month period ended October 31, 2005. Backlog for the Fluid Handling Equipment reporting segment was $5,095,316 or 79.7% higher than the $2,835,323 backlog for the nine-
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

month period ended October 31, 2005. The Company expects that substantially all of the backlog existing as of October 31, 2006 will be shipped during the next three-to-six-month period.
Income from operations for the nine-month period ended October 31, 2006 was $7,241,509 compared with $7,213,282 for the nine-month period ended October 31, 2005, an increase of $28,227 or 0.4%.

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $3,140,233, or $488,405 higher than the $2,651,828 for the nine-month period ended October 31, 2005, an increase of 18.4%. The increase in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) higher net sales and (ii) higher gross margins earned during the three-month period ended October 31, 2006, partially offset by (i) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project in the second quarter which reduced the Company’s income from operations by approximately $388,000, (ii) lower gross margins due to product mix and higher material cost during the six-month period ended July 31, 2006, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Income from operations in the Fluid Handling Equipment reporting segment totaled $3,054,544, or $303,143 higher than the $2,751,401 for the nine-month period ended October 31, 2005, an increase of 11.0%. The increase in income from operations in the Fluid Handling Equipment reporting segment was principally related to higher net sales, partially offset by (i) lower gross margins due to product mix and higher material costs, (ii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco business unit and the expansion of the Company’s Telford, Pennsylvania facility, which reduced income from operations by approximately $267,000, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Income from operations in the Filtration and Purification segment was $1,046,732, or $763,321 lower than the $1,810,053 for the nine-month period ended October 31, 2005, a decrease of 42.2%. This decrease was principally related to (i) lower net sales, (ii) reduced gross margins due to product mix in the three-month period ended October 31, 2006, (iii) non-recurring and non-capitalized expenses incurred in the first quarter from the relocation of the Company’s Mefiag business unit and the expansion of the Company’s Netherlands facility, which reduced income from operations by approximately $90,000, (iv) the allocation of a non-cash charge for stock options, and (v) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Net income for the nine-month period ended October 31, 2006 was $5,188,951 compared with $5,156,789 for the nine-month period ended October 31, 2005, an increase of $32,162 or 0.6%. This increase in net income is principally related to higher sales volumes in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments and higher gross margins in the Product Recovery/Pollution Control Equipment reporting segment during the three-month period ended October 31, 2006, offset by the impact of (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments for the six-month period ended July 31, 2006, (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project in the second quarter which reduced Company net income by approximately $264,000, (iii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income in the Fluid Handling Equipment reporting segment, and Filtration and Purification segment by approximately $179,000 and $60,000, respectively, (iv) a one time loss on the curtailment of pension benefits in the third quarter which reduced net income by approximately $157,000, (v) a non-cash charge for stock options which reduced Company net income by approximately $164,000 in the nine-month period ended October 31, 2006, and (vi) an increase in the effective tax rate relating primarily to a reduction in expense for exercising stock options and a reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).

The gross margin for the nine-month period ended October 31, 2006 was 30.4% versus 31.6% for the same period in the prior year. This decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments for the six-month period ended July 31, 2006 and (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project previously mentioned, offset by higher gross margins in the Product Recovery/Pollution Control Equipment reporting segment during the three-month period ended October 31, 2006. Procedures have been implemented to mitigate profit erosion on all larger projects. To offset higher material costs, the Company has taken certain strategic measures to increase gross margins including selected sales price increases and improved purchasing practices. The relocation of the Company’s Sethco and Mefiag business units and the
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

expansion of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to promote improved operational results.

Selling expense increased $370,135 during the nine-month period ended October 31, 2006 compared with the same period last year. Selling expense as a percentage of net sales was 9.1% for the nine-month period ended October 31, 2006 compared with 9.4% for the same period last year. The increase in absolute dollars is due primarily to the hiring of additional personnel and related costs.

General and administrative expense was $7,162,325 for the nine-month period ended October 31, 2006 compared with $6,617,271 for the same period last year, an increase of $545,054. This increase is in part related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options, and higher legal and personnel acquisition expenses. General and administrative expense as a percentage of net sales was 10.4% for the nine-month period ended October 31, 2006, compared with 10.6% for the same period last year.

In the nine-month period ended October 31, 2006, the Company incurred a one time loss on the curtailment of pension benefits totaling $234,180. This expense was related to freezing the Company’s defined-benefit plans for all salaried and non-union hourly employees effective December 31, 2006. The plans will be replaced with an enhanced defined-contribution plan. The Company expects to reduce subsequent fiscal years’ pension expense, net of the increase in the defined contribution expense, by approximately $500,000 ($335,000 after tax) on an annual basis, if there were no changes in any of the numerous variables affecting pension expense.

Interest expense was $256,519 for the nine-month period ended October 31, 2006, compared with $196,868 for the same period in the prior year, an increase of $59,651. This increase was due principally to an increase in long-term debt related to previously mentioned plant expansions.

Other income, net, was $759,712 for the nine-month period ended October 31, 2006 compared with $457,195 for the same period in the prior year, an increase of $302,517. This increase is related to higher interest income earned on cash on hand during the nine-month period ended October 31, 2006.

The effective tax rates for the nine-month periods ended October 31, 2006 and 2005 were 33.0% and 31.0%, respectively. The increase in the effective tax rate to 33.0% was due primarily to a reduction in expense for exercising stock options and a reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”) during the third quarter.

Three Months Ended October 31, 2006 vs. Three Months Ended October 31, 2005

Net sales for the three-month period ended October 31, 2006 were $25,323,927 compared with $21,918,792 for the three-month period ended October 31, 2005, an increase of $3,405,135 or 15.5%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $12,991,946, or $1,672,500 higher than the $11,319,446 of sales for the three-month period ended October 31, 2005, an increase of 14.8%. The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment. Sales in the Fluid Handling Equipment reporting segment totaled $7,416,844, or $1,682,944 higher than the $5,733,900 of sales for the three-month period ended October 31, 2005, an increase of 29.4%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids. Sales in the Filtration and Purification segment were $4,915,137, or $49,691 higher than the $4,865,446 of sales for the three-month period ended October 31, 2005, an increase of 1.0%. This slight increase was due to higher third quarter demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended October 31, 2006 was $3,163,957 compared with $2,484,241 for the three-month period ended October 31, 2005, an increase of $679,716 or 27.4%.

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $1,734,161, or $725,737 higher than the $1,008,424 for the three-month period ended October 31, 2005, an increase of 72.0%. The increase in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) higher
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

net sales and (ii) higher gross margins earned from certain strategic measures adopted in the six-month period ended July 31, 2006, including selected sales price increases and improved purchasing practices, partially offset by (i) the allocation of a non-cash charge for stock options and (ii) the allocation of a one time loss on the curtailment of pension benefits.

Income from operations in the Fluid Handling Equipment reporting segment totaled $1,320,796, or $423,781 higher than the $897,015 for the three-month period ended October 31, 2005, an increase of 47.2%. The increase in income from operations in the Fluid Handling Equipment reporting segment was principally related to higher net sales, partially offset by (i) the allocation of a non-cash charge for stock options and (ii) the allocation of a one time loss on the curtailment of pension benefits.

Income from operations in the Filtration and Purification segment was $109,000, or $469,802 lower than the $578,802 for the three-month period ended October 31, 2005, a decrease of 81.2%. This decrease was principally related to (i) reduced gross margins due to product mix, (ii) the hiring of additional sales personnel and related costs, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits.

Net income for the three-month period ended October 31, 2006 was $2,172,818 compared with $1,882,022 for the three-month period ended October 31, 2005, an increase of $290,796 or 15.5%. The increase in net income was principally related to higher sales volume in the two reporting segments and one other segment, and higher gross margins in the Product Recovery/Pollution Control Equipment reporting segment, partially offset by a one time loss on the curtailment of pension benefits which reduced net income by approximately $157,000, a non-cash charge for stock options which reduced net income by approximately $53,000, and a higher effective tax rate.

The gross margin for the three-month period ended October 31, 2006 was 32.8% compared with 30.6% for the same period in the prior year. This increase in gross margin was due to increased gross margins in the Product Recovery/Pollution Control Equipment reporting segment as a result of strategic measures taken in the six-month period ended July 31, 2006, which included selected sales price increases, procedures implemented to manage large projects and improved purchasing practices.

Selling expenses increased $325,170 during the three-month period ended October 31, 2006 compared with the same period last year. As a percentage of net sales, selling expenses were 9.1% for the three-month period ended October 31, 2006, compared with 9.0% of net sales for the same period last year. This increase in absolute dollars was due primarily to the hiring of additional sales personnel and related costs.

General and administrative expense was $2,622,394 for the three-month period ended October 31, 2006 compared with $2,256,715 for the three-month period ended October 31, 2005, an increase of $365,679. The increase was in part related to higher legal and personnel expenses, and the impact of expensing stock options. General and administrative expense as a percentage of net sales was 10.4% for the three-month period ended October 31, 2006, compared with 10.3% of net sales for the same period last year.

In the three-month period ended October 31, 2006, the Company incurred a one time loss on the curtailment of pension benefits totaling $234,180. This expense was related to freezing the Company’s defined-benefit plans for all salaried and non-union hourly employees effective December 31, 2006. These plans will be replaced with an enhanced defined-contribution plan. The Company expects to reduce subsequent fiscal years pension expense, net of the increase in the defined contribution expense, by approximately $500,000 ($335,000 after tax) on an annual basis, if there were no changes in any of the numerous variables affecting pension expense.

Interest expense was $109,205 for the three-month period ended October 31, 2006 compared with $60,954 for the same period in the prior year, an increase of $48,251. This increase was due principally to an increase in long-term debt related to previously mentioned plant expansions.

Other income, net, was $254,461 for the three-month period ended October 31, 2006 compared with $162,610 for the same period in the prior year, an increase of $91,851. This increase is related to higher interest income earned on cash on hand during the three-month period ended October 31, 2006.

The effective tax rates for the three-month periods ended October 31, 2006 and 2005 were 34.3% and 27.2%, respectively. As previously disclosed, during the third quarter of the current fiscal year, we identified increased taxes due primarily to a reduction in expense for exercising stock options and a reduction in the tax benefit provided by the Extraterritorial Income
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Exclusion (“EIE”), and as a result we anticipate a 33.0% effective tax rate for the full fiscal year. The tax rates in the three-month period reflect an adjustment to account for the 32.0% tax rate which had been utilized in the six-month period ended July 31, 2006.

Liquidity:

The Company’s cash and cash equivalents were $18,537,674 on October 31, 2006 compared with $17,683,305 on January 31, 2006, an increase of $854,369. This increase is the net result of the positive cash flows provided by operating activities of $3,775,000, the proceeds from new borrowings (as discussed in the Capital Resources and Requirements section below) amounting to $4,306,406, the exercised stock options amounting to $147,173 and the proceeds from the sale of equipment amounting to $14,310, offset by payment of the quarterly cash dividends amounting to $2,100,393, payments on long-term debt totaling $1,103,380, investment in property and equipment amounting to $4,192,649 and the increase in securities available for sale totaling $21,820. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled to $19,936,228 on October 31, 2006 compared with $17,909,727 on January 31, 2006, which represents an increase of $2,026,501. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $18,940,498 on October 31, 2006 compared with $16,438,481 on January 31, 2006, an increase of $2,502,017. This increase is primarily attributable to inventory purchased in the nine-month period ended October 31, 2006 for projects which are expected to ship in the next six-month period. Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $19,038,478 on October 31, 2006, compared with $17,142,747 on January 31, 2006, an increase of $1,895,731. This increase is due to an increase in the current portion of long-term debt, accounts payable, and accrued salaries, wages and expenses, partially offset by a decrease in customer advance payments.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5.0 million, all of which is available for working capital purposes except for $382,890 outstanding as of October 31, 2006 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of October 31, 2006 and January 31, 2006, working capital was $40,380,773 and $36,862,200, respectively, and the current ratio was 3.1 and 3.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2006 amounted to $3,775,000 compared with $3,512,917 in the nine-month period ended October 31, 2005, an increase of $262,083. This increase in cash flows from operating activities was due principally to a reduction in the increase of accounts receivable and inventory, as well as an increase in accrued salaries, wages and expenses, offset by decreases in customer advances.

Cash flows used in investing activities during the nine-month period ended October 31, 2006 amounted to $4,200,159 compared with $2,061,505 for the nine-month period ended October 31, 2005, an increase of $2,138,654. The increase in investing activities is partially due to capital expenses incurred in connection with the expansion of the Company’s Telford, Pennsylvania facility, for which the Company incurred costs of $1,799,813 for the nine-month period ended October 31, 2006. This expansion was required to accommodate the relocation of the Sethco business unit from Hauppauge, New York to the Telford, Pennsylvania facility. In addition, the increase in investing activities was partially due to an expansion and renovation of our Mefiag B.V. facility in the Netherlands, for which the Company has incurred costs of $1,048,060 in the nine-month period ended October 31, 2006. This expansion was required in order to accommodate the projected growth of Mefiag B.V. The balance of the increase was due to the Company’s capital expenditures in the two reporting segments and one other segment, and in its corporate headquarters.

Index

MET-PRO CORPORATION

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

During the second quarter, the Company listed for sale, its 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, previously occupied by the Sethco business unit at an asking price of $4,950,000. The net book value of the land and building amounted to $812,756 as of October 31, 2006, and is included in the property, plant and equipment, net, section of the consolidated balance sheet.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2006 provided $1,249,806 of available resources, compared with $3,265,519 utilized during the nine-month period ended October 31, 2005. The 2006 activity is the result of the proceeds from new borrowings of $4,306,406 and the exercise of stock options totaling $147,173, offset by the reduction of debt totaling $1,103,380, and the payment of dividends amounting to $2,100,393. During the nine-month period ended October 31, 2006, the Company borrowed $3,450,000 in an industrial revenue bond financing for a total of $3,500,000 for a term of fifteen years, at a fixed interest rate swap of 4.71% in order to finance the expansion of the Telford, Pennsylvania facility. In addition, during the nine-month period ended October 31, 2006, the Company’s Mefiag B.V. business unit borrowed $856,406 (687,799 Euro) from a bank for a term of ten years, at a fixed interest rate of 3.82% for the expansion of its facility in the Netherlands.

The Board of Directors declared quarterly dividends of $.0625 payable on March 9, 2006, June 7, 2006, and September 6, 2006, to shareholders of record as of February 24, 2006, May 26, 2006, and August 24, 2006, respectively. On October 18, 2006 a quarterly dividend of $.0675 per share was declared, payable on December 14, 2006 to shareholders of record as of November 30, 2006.

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

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2006 and 2005. During the fiscal year ended January 31, 2006, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. For the nine-month period ended October 31, 2006, the actual net sales and operating profits for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model, and in addition the backlog as of October 31, 2006 for the Flex-Kleen business unit totaled $6.2 million or an increase of 206% over the same period of last year. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill;

•	materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
•	material changes in available technology;
•
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the insolvency of our insurance carriers, the imposition of punitive damages or other adverse developments in the availability of insurance coverage;

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through October 31, 2006 to settle these cases is $305,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $28,000. As of October 31, 2006, there were a total of 40 cases pending against the Company, as compared to 151 cases that were pending as of October 31, 2005. During the fiscal quarter ended October 31, 2006, four new cases were filed against the Company, and the Company was dismissed from or settled six cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Index

MET-PRO CORPORATION

Item 1.  Legal Proceedings continued...

The Company is also party to a small number of other legal proceedings arising in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based upon the present information including the Company’s assessment of the facts of each particular claim as well as accruals, the Company believes that no pending proceeding will have a material adverse impact upon the Company’s results of operations, liquidity, or financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2006:

Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plan or
Period	Purchased	Per Share	Programs	Programs	(1)

August 1-31, 2006	0	$ -	0	270,918
September 1-30, 2006	0	-	0	270,918
October 1-31, 2006	0	-	0	270,918
Total	0	$ -	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock split) shares. The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Index

MET-PRO CORPORATION

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

Met-Pro Corporation
(Registrant)

December 11, 2006	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 11, 2006	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index