Form 10-K/A
period 2006-01-31
MET PRO CORP
filed 2006-12-13
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act. Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

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

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K/A
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A in connection
with Registrant’s Annual Meeting of Shareholders to be held on June 7, 2006	III

Index

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report of Form 10-K of Met-Pro Corporation (the “Company”) for the fiscal year ended January 31, 2006 is to (i) correct and restate the consolidated business segment data (the “restatement”) and (ii) reclassify two charges (collectively the “reclassifications”) which were previously included in other income/(expense), net, after income from operations, and which as reclassified are reported as operating expenses, before income from operations, as described in Note 1. One of these reclassifications is certain patent litigation charges which the Company incurred in its fiscal years ended January 31, 2005 and 2004, which as reclassified are shown as a separate line item called patent litigation. The other reclassification is certain gains/(losses) on sale of property and equipment, which as reclassified are included in general and administrative expenses. In addition to these changes in the consolidated financial statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have restated the consolidated statement of operations to reflect the reclassifications. None of the changes effected by this Amendment affect the Company’s previously reported (i) consolidated balance sheet, (ii) net sales, net income or earnings per share amounts included in the consolidated statement of operations, (iii) consolidated statement of shareholders’ equity or (iv) consolidated statement of cash flows.

The changes made by this Amendment arise out of what the Company believes is a routine comment letter process with the Securities and Exchange Commission (“SEC”).

The only changes in this Form 10-K/A to the original Form 10-K filed on April 13, 2006 are those related to the restatement and the reclassifications. This Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to read as of a later date or to reflect subsequent results, events or developments and information in the original Form 10-K not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our Securities and Exchange Commission filings made subsequent to the April 13, 2006 filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-K/A:

•  Part I - Item 1 - Business
•  Part II - Item 6 - Selected Financial Data
•  Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•  Part II - Item 8 - Financial Statements and Supplementary Data
•  Part II - Item 9A - Controls and Procedures
•  Part IV - Item 15 - Exhibits and Financial Statement Schedules

Pursuant to the applicable rules, Item 15 of Part IV has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Index

FORM 10-K/A

Index

Page

PART I

PART II
PART III
PART IV
Item 15.	Exhibits and Financial Statement Schedules	51

SIGNATURES	54

Index

FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K/A also contains certain forward-looking statements within the meaning of the Federal securities laws. Met-Pro’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements, perhaps for reasons described in “Risk Factors”, and perhaps for other unanticipated reasons. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements; Factors That May Affect Future Results.” Readers should also carefully review the risk factors identified in this Annual Report and in other documents Met-Pro files from time to time with the Securities and Exchange Commission.

PART I

Item 1.   Business (Restated):

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

Our Annual Report on Form 10-K and Form 10-K/A, Quarterly Reports on Form 10-Q and Forms 10-Q/A, and Current Reports on Form 8-K and Form 8-K/A filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.met-pro.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations - Corporate Governance” captions. Copies will also be provided to any shareholder upon written request to the Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

Except where otherwise indicated by the context used herein, references to the “Company”, “we”, “our” and “us” refer to Met-Pro Corporation, its divisions and its wholly-owned subsidiaries.

Products, Services and Markets:

The Company has identified six operating segments and has aggregated those operating segments into two reportable segments as follows: Product Recovery/Pollution Control Equipment and Fluid Handling Equipment, and one other segment (Filtration and Purification). The Filtration and Purification segment is comprised of four operating segments that do not meet the criteria for aggregation outlined in SFAS No. 131, but which can be combined due to certain quantitative thresholds listed in SFAS No. 131. The disclosures in the Business Segment Data in Note 11 have been restated to reflect two reportable segments and one other segment.
Index

The following is a description of each segment:

Product Recovery/Pollution Control Equipment Reporting Segment:

This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids. Many of these products are custom designed and engineered to solve a customer’s pollution control or product recovery issues. The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives. This reporting segment is comprised of the Duall, Systems, Flex-Kleen and Strobic Air business units.

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

Fluid Handling Equipment Reporting Segment:

This reportable segment is comprised of one operating segment that manufactures high quality centrifugal pumps that handle corrosive, abrasive or high temperature liquids. These pumps provide excellent corrosion resistance for tough applications including pumping of acids, brines, caustics, bleaches, seawater, high temperature liquids and a wide variety of waste liquids. A variety of pump configurations make these products adaptable to almost any pumping application. These products are sold worldwide through an extensive network of distributors. This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

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
Index

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

Filtration and Purification Segment:

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

Mefiag B.V., operating as the Company’s wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, The Netherlands, and the Company’s indirect wholly-owned subsidiary established in the fiscal year ended January 31, 2006, Mefiag (Guangzhou) Filter Systems Ltd., located in Guangzhou, the People’s Republic of China designs, manufactures and sells filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished directly through Company regional sales managers, qualified market-based distributors and original equipment manufacturers located throughout Europe, Asia and other major markets around the world.

Mefiag Division, located in Owosso, Michigan, designs, manufactures and sells filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. North America sales are accomplished directly through Company regional sales managers, qualified market-based distributors and original equipment manufacturers.

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2006	2005	2004
United States	75.3%	78.6%	82.6%
Foreign	24.7%	21.4%	17.4%
Net Sales	100.0%	100.0%	100.0%

Index

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

With respect to the Fluid Handling Equipment reporting segment, specifically the pump manufacturing operations, several companies, including Ingersoll-Dresser Pumps Co. (a subsidiary of Flowserve Corporation), Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), and Durco Pumps, Inc. (a subsidiary of Flowserve Corporation), dominate the industry with several smaller companies, including Met-Pro, competing in select product lines and niche markets.

With respect to the Product Recovery/Pollution Control Equipment reporting segment, we compete with numerous smaller as well as larger competitors, but there are no companies that dominate the markets in which we participate.

With respect to the Filtration and Purification segment, we compete with numerous smaller as well as larger competitors, but there are no companies that dominate the markets in which we participate.

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
Index

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

For information concerning foreign net sales on a reporting segment basis, reference is made to the Consolidated Business Segment Data contained on page 30.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2006, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K/A for the fiscal year ended January 31, 2006, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.
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

James G. Board, age 52, is Executive Vice President of the Company and the General Manager of Dean Pump, Fybroc and Sethco Divisions. Mr. Board joined the Company in December 2000 as Vice President of the Company and General Manager of Dean Pump and Fybroc Divisions and served in these positions until March 2006, at which time he was appointed to his present position. In February 2006, he assumed the additional responsibilities for the management of the Company’s Sethco Division. For more than five years prior to joining the Company, Mr. Board was employed by Tuthill Energy Systems as Director of Sales.

Thomas V. Edwards, age 52, is Vice President of the Company and General Manager of the Systems Division, to which offices he was appointed in December 1998. Mr. Edwards joined the Company in June 1995 and prior to his present position, held the position of Assistant to the President. For more than five years prior thereto, Mr. Edwards was employed by Lockheed Martin as Engineering Manager.

Hans J. D. Huizinga, age 55, is the Managing Director of Mefiag B.V., a wholly-owned subsidiary of the Company, located in Heerenveen, The Netherlands, an office to which he was appointed in August 1993, and also is the General Manager of Mefiag Division and the Managing Director of Mefiag (Guangzhou) Filter Systems Ltd., to which offices he was appointed in February 2006 and August 2005, respectively.

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
As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. In the fiscal year ended January 31, 2006, through an indirectly wholly-owned subsidiary we established manufacturing operations for our Mefiag business in the People’s Republic of China, in addition to our long-standing Mefiag manufacturing operations in The Netherlands. Conducting business outside of the United States subjects us to significant additional risks, including:

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
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 23% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen Division. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2006 and 2005. We have also made management changes at Flex-Kleen which we believe are helping to improve Flex-Kleen’s performance. During the fiscal year ended January 31, 2006, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill. If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would produce an adverse impact upon our results of operations.

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

Item 1B.   Unresolved Staff Comments:

None

Index

Item 2.   Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status
Executive Offices,	73,000 square foot, cement	17 acres in Harleysville,	Owned
International Division,	building, with finestone facing	Pennsylvania
and Strobic Air Corporation

Sethco and Fybroc Divisions	93,500 square foot, cement	8 acres in Telford,	Owned(1)
	building with brick facing	Pennsylvania

Keystone Filter Division	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
	block building	Pennsylvania

Systems Division	3,375 square foot,	Kulpsville, Pennsylvania	Leased(2)
brick building

Dean Pump Division	66,000 square foot, metal	17.1 acres in	Owned
	building	Indianapolis, Indiana

Duall Division	63,000 square foot, metal	7 acres in Owosso,	Owned
and Mefiag Division	and masonry building	Michigan

Pristine Water Solutions Inc.	22,000 square foot, cement	2.55 acres in	Owned
	block building	Waukegan, Illinois

	600 square foot	Minot, North Dakota	Leased(3)
warehouse facility

Flex-Kleen Division	13,760 square foot, brick	Itasca, Illinois	Leased(4)
building

	37,320 square foot, metal	Sharpsburg, North Carolina	Leased(5)
building

Mefiag B.V.	34,000 square foot, metal	1.1 acres in	Owned
	and masonry building	Heerenveen, The Netherlands

	Vacant land	3 acres in	Owned
Heerenveen, The Netherlands

Mefiag (Guangzhou) Filter	11,000 square foot cement	Guangzhou, People’s Republic	Leased(6)
Systems Ltd.	building	of China

Flex-Kleen Canada Inc.	3,187 square foot, masonry	Barrie, Ontario, Canada	Leased(7)
building

(1)	We are in the midst of completing a 47,000 square foot addition to this facility; the reference to 93,500 square feet includes this addition.
(2)	Systems Division’s lease for the Sales and Engineering facility in Kulpsville, Pennsylvania is on a month to month basis.
(3)	Pristine Water Solutions Inc.’s lease for the warehouse in Minot, North Dakota is on a month to month basis.
(4)	Flex-Kleen Division’s lease for the operation in Itasca, Illinois expires on December 31, 2007.
(5)	Flex-Kleen Division’s lease for the warehouse in Sharpsburg, North Carolina is on a month to month basis.
(6)	Mefiag (Guangzhou) Filter Systems Ltd’s lease for the operation in Guangzhou, People’s Republic of China expires on December 31, 2006.
(7)	Flex-Kleen Canada Inc.’s lease for the sales and warehouse facility in Barrie, Ontario, Canada expires on February 28, 2007.

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

Index

Item 6.   Selected Financial Data (Restated):

		Years ended January 31,
	2006	2005	2004	2003	2002

Selected Operating Statement Data
Net sales	$85,116,100	$72,116,289	$75,058,929	$69,619,382	$70,088,446
Income from operations (Restated)	9,662,604	7,384,115	9,850,090	9,160,234	9,924,820
Net income	7,313,284	4,814,679	6,346,579	5,888,379	6,189,317
Earnings per share, basic (a)	.65	.43	.57	.54	.57
Earnings per share, diluted (a)	.65	.43	.57	.53	.57

Selected Balance Sheet Data
Current assets	$54,004,947	$50,270,495	$48,173,429	$40,631,745	$37,411,679
Current liabilities	17,142,747	13,867,892	14,229,463	9,750,309	10,151,149
Working capital	36,862,200	36,402,603	33,943,966	30,881,436	27,260,530
Current ratio	3.2	3.6	3.4	4.2	3.7
Total assets	89,662,925	82,924,066	81,135,557	73,754,671	68,070,192
Long-term obligations	2,723,586	4,039,068	5,447,869	7,111,995	7,125,195
Total shareholders’ equity	67,538,238	63,165,191	60,270,734	56,045,885	50,279,394
Total capitalization	70,261,824	67,204,259	65,718,603	63,157,880	57,404,589
Return on average total assets, %	8.5	5.9	8.2	8.3	9.0
Return on average shareholders’ equity, %	11.2	7.8	10.9	11.1	12.7

Other Financial Data
Net cash flows from operating activities	$4,441,414	$8,545,521	$8,232,851	$5,831,186	$8,301,567
Capital expenditures	4,151,253	1,193,767	952,812	752,125	1,631,356
Shareholders’ equity per share (a)	6.03	5.66	5.43	5.07	4.65
Cash dividends paid per share (a)	.237	.221	.206	.194	.191
Average common shares, basic (a)	11,188,657	11,145,843	11,063,557	10,985,988	10,860,695
Average common shares, diluted (a)	11,333,612	11,284,007	11,197,675	11,060,437	10,922,377
Common shares outstanding (a)	11,197,110	11,157,389	11,097,703	11,051,323	10,814,528

(a)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective November 15, 2005.

Index

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated):

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K/A, together with “Forward-Looking Statements; Factors That May Affect Future Results” located in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

		Years ended January 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.7%	68.6%	64.5%

Gross profit	31.3%	31.4%	35.5%

Selling, general and administrative expense	20.0%	21.0%	20.7%
Patent litigation	-	.2%	1.7%

Income from operations	11.3%	10.2%	13.1%

Interest expense	(.3%)	(.5%)	(.6%)
Other income, net	.8%	.4%	.3%

Income before taxes	11.8%	10.1%	12.8%

Provision for taxes	3.2%	3.4%	4.4%

Net income	8.6%	6.7%	8.4%

FYE 2006 vs FYE 2005:

Net sales for the fiscal year ended January 31, 2006 were $85.1 million compared with $72.1 million for the fiscal year ended January 31, 2005, an increase of $13.0 million or 18.0%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $42.6 million, or $11.2 million higher than the $31.4 million of sales for the fiscal year ended January 31, 2005, an increase of 35.6%. The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our fume hood exhaust systems, specialty blowers, thermal oxidizer equipment and particulate collection equipment. Sales in the Fluid Handling Equipment reporting segment totaled $23.5 million, or $0.6 million higher than the $22.9 million of sales for the fiscal year ended January 31, 2005, an increase of 2.8%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications. Sales in the Filtration and Purification segment were $19.0 million, or $1.2 million higher than the $17.8 million of sales for the fiscal year ended January 31, 2005, an increase of 6.6%. This increase was due to higher demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Foreign sales increased to $21.0 million for the fiscal year ended January 31, 2006, compared with $15.5 million for the same period last year, a 36.0% increase. Compared to the prior fiscal year, foreign sales increased 71.9% in the Product Recovery/Pollution Control Equipment reporting segment, 19.8% in the Fluid Handling Equipment reporting segment, and 22.9% in the Filtration and Purification segment.

Income from operations for the fiscal year ended January 31, 2006 was $9.7 million compared with $7.4 million for the fiscal year ended January 31, 2005, an increase of $2.3 million or 30.9%. Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $4.1 million, or $2.5 million higher than the $1.6 million for the fiscal year ended January 31, 2005, an increase of 153.2%. The increase in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) higher net sales and (ii) higher gross margins due to product mix and lower material costs, partially offset by (i) higher management incentive program expenses and (ii) higher general and administrative payroll

Index

expenses. Income from operations in the Fluid Handling Equipment reporting segment totaled $3.5 million, or $0.1 million higher than the $3.4 million for the fiscal year ended January 31, 2005, an increase of 5.4%. The increase in income from operations in the Fluid Handling Equipment reporting segment was principally related to (i) higher net sales and (ii) higher gross margins due to product mix and lower material costs, partially offset by (i) severance costs related to the relocation of our Sethco business unit, (ii) higher management incentive program expenses and (iii) higher general and administrative payroll expenses. Income from operations in the Filtration and Purification segment was $2.0 million, or $0.4 million lower than the $2.4 million for the fiscal year ended January 31, 2005, a decrease of 16.5%. This decrease was principally related to (i) lower gross margins due to product mix and higher material costs, (ii) higher general and administrative payroll expenses, and (iii) higher management incentive program expenses, all partially offset by higher net sales.

Net income for the fiscal year ended January 31, 2006 was $7.3 million compared with $4.8 million for the fiscal year ended January 31, 2005, an increase of $2.5 million or 51.9%. The increase in net income was principally related to higher sales volumes in the two reporting segments and the one other segment, and to a lesser extent, a reduction in the effective tax rate relating to research and development tax credits, of which $0.5 million related to the three-year period ended January 31, 2005.
The gross margin for the fiscal year ended January 31, 2006 was 31.3% compared with 31.4% for the same period in the prior year.

Selling expense was $7.9 million for the fiscal year ended January 31, 2006, an increase of $0.3 million over the prior year. Selling expense as a percentage of net sales was 9.2% compared with 10.4% for the prior fiscal year.

General and administrative expense was $9.1 million for the fiscal year ended January 31, 2006 compared with $7.6 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.7% for the fiscal year ended January 31, 2006 compared with 10.6% for the prior fiscal year. This increase is principally related to higher management incentive program expenses, payroll and health care costs, combined with severance costs related to the relocation of our Sethco business unit and consulting fees relating to an analysis of the Company’s research and development activities over the four-year period ended January 31, 2006.

Interest expense was approximately $0.3 million for the fiscal year ended January 31, 2006 compared with $0.4 million for the prior year. This decrease was due principally to a reduction of existing long-term debt.

Other income, net, was $0.6 million for the fiscal year ended January 31, 2006 compared with $0.3 million in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rate was 27.0% for the fiscal year ended January 31, 2006 compared with 34.0% for the fiscal year ended January 31, 2005. This decrease was primarily due to federal and state tax benefits for research and development credits for the current fiscal year ended January 31, 2006 and the prior three fiscal years ended January 31, 2005. During the fiscal year ended January 31, 2006, the Company undertook a comprehensive review, for income tax purposes, of its classification of research and development activities, which resulted in research and development tax credit benefits amounting to $0.6 million, of which $0.1 million related to the fiscal year ended January 31, 2006 and $0.5 million related to the three-year period ended January 31, 2005.

FYE 2005 vs FYE 2004:

Net sales for the fiscal year ended January 31, 2005 were $72.1 million compared with $75.1 million for the fiscal year ended January 31, 2004, a decrease of $3.0 million or 3.9%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $31.4, or $8.2 million lower than the $39.6 million of sales for the fiscal year ended January 31, 2004, a decrease of 20.7%. Sales in the Product Recovery/Pollution Control Equipment reporting segment had been adversely impacted by an overall softness in the higher dollar capital equipment and systems markets, combined with atypical customer delays in issuing expected purchase orders for several large dollar projects, which resulted in decreased demand for the Company’s fume hood exhaust systems, specialty blowers and thermal oxidizer equipment. Sales in the Fluid Handling Equipment reporting segment totaled $22.9 million, or $4.1 million higher than the $18.8 million of sales for the fiscal year ended January 31, 2004, an increase of 22.0%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps to handle corrosive, abrasive and high temperature liquids. Sales in the Filtration and Purification segment were $17.8 million, or $1.1 million higher than the $16.7 million of sales for the fiscal year ended January 31, 2004, an increase of 6.8%. This increase was due to higher demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Foreign sales increased to $15.5 million for the fiscal year ended January 31, 2005, compared with $13.0 million for the same period last year, an 18.4% increase. Compared to the prior fiscal year, the Product Recovery/Pollution Control Equipment reporting segment foreign sales were 8.4% lower, foreign sales increased 70.0% in the Fluid Handling Equipment reporting segment,  and foreign sales in the Filtration and Purification segment increased by 15.3%.
Index

Income from operations for the fiscal year ended January 31, 2005 was $7.4 million compared with $9.9 million for the fiscal year ended January 31, 2004, a decrease of $2.5 million or 25.0%. Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $1.6 million, or $4.3 million lower than the $5.9 million for the fiscal year ended January 31, 2004, a decrease of 72.2%. The decrease in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) lower net sales, (ii) lower gross margins due to product mix and higher material costs, and (iii) profit erosion sustained on a project which reduced income from operations by approximately $394,000. Income from operations in the Fluid Handling Equipment reporting segment totaled $3.4 million, or $1.6 million higher than the $1.8 million for the fiscal year ended January 31, 2004, an increase of 89.2%. The increase in income from operations in the Fluid Handling Equipment reporting segment was principally related to higher net sales. Income from operations in the Filtration and Purification segment was $2.4 million, or $0.2 million higher than the $2.2 million for the fiscal year ended January 31, 2004, an increase of 8.1%. This increase was principally related to higher net sales, partially offset by lower gross margins due to product mix and higher material costs.

Net income for the fiscal year ended January 31, 2005 was $4.8 million compared with $6.3 million for the fiscal year ended January 31, 2004, a decrease of $1.5 million. The decrease in net income was primarily attributable to the decreased sales in the Product Recovery/Pollution Control reporting segment, as discussed above, and by a decrease in gross margin, as discussed below.

The gross margin for the fiscal year ended January 31, 2005 was 31.4% compared with 35.5% for the same period in the prior year due to lower gross margins experienced in the Product Recovery/Pollution Control Equipment reporting segment and Filtration and Purification segment. The decrease in gross margin is principally due to product mix, competitive pricing pressures, and higher raw material and in-bound freight costs, combined with the profit erosion sustained on a Product Recovery/Pollution Control reporting segment project which reduced our net income by approximately $260,000 or 0.6% of the overall reduction in the gross margin for the fiscal year.

Selling expense was $7.5 million for the fiscal year ended January 31, 2005, a decrease of $0.1 million over the prior year. Selling expense as a percentage of net sales was 10.4% compared with 10.2% for the prior fiscal year.

General and administrative expense was $7.6 million for the fiscal year ended January 31, 2005 compared with $7.8 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.6% for the fiscal year ended January 31, 2005 compared with 10.5% for the prior fiscal year.

The decrease in patent litigation cost is principally related to a reduction in legal expenses incurred in defending against allegations that products sold by one of the Company’s business units infringed upon a competitor’s intellectual property rights. We settled this case in February 2004. Neither the settlement nor the legal fees incurred after January 31, 2004 were material in the fiscal year ended January 31, 2005.

Interest expense was approximately $0.4 million for each of the fiscal years ended January 31, 2005 and 2004.

Other income, net, was $0.3 million for the fiscal year ended January 31, 2005 compared with other income, net, of $0.2 million in the prior year.

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

Accounts receivable, net were $17.9 million on January 31, 2006, an increase of $4.3 million compared with the prior fiscal year. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment reporting segment, will, among other factors, influence accounts receivable balances at any point in time.

Inventories totaled $16.4 million on January 31, 2006, an increase of $2.6 million compared with the prior fiscal year. This increase is primarily due to inventory purchased in the fiscal year ended January 31, 2006 for projects which are expected to ship in the

Index

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

Capital Resources:

Cash flows provided by operating activities during the fiscal year ended January 31, 2006 amounted to $4.4 million compared with $8.5 million in the fiscal year ended January 31, 2005, a decrease of $4.1 million. This decrease in cash flows from operating activities was due principally to (i) the increase in accounts receivable and (ii) inventory, which were offset by (i) the increase in net income, (ii) customers’ advances and (iii) accounts payable and accrued expenses, which includes an additional $1.0 million contribution to the defined benefit plans, in addition to required contributions of $328,000.

Cash flows used in investing activities during the fiscal year ended January 31, 2006 amounted to $4.1 million compared with $1.2 million during the fiscal year ended January 31, 2005. The increase in investing activities is partially due to capital expenses incurred in connection with an expansion of the Company’s Telford, Pennsylvania facility, as to which the Company had incurred costs of $1.8 million for the fiscal year ended January 31, 2006 out of an expected total project cost of $3.5 million.  This expansion is required to accommodate the relocation of the Sethco business unit from Hauppauge, New York to the Telford, Pennsylvania facility. The costs associated with this relocation did not materially impact the financial results of the Company for the fiscal year ended January 31, 2006. We expect to realize improvement in profitability from this action commencing in the fiscal year ending January 31, 2007 with continuous improvement possible in the following fiscal years. In addition, the increase in investing activities was due to an expansion and renovation of our Mefiag B.V. facility in Heerenveen, The Netherlands, in which the Company has incurred costs of $1.1 million for the fiscal year ended January 31, 2006 out of an expected total project cost of $1.7 million. This expansion is required to maintain the increased growth of Mefiag B.V. The balance of the increase is due to the Company’s planned capital expenditures in the two reporting segments and one other segment during the year.

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

Index

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

Index

Forward-Looking Statements; Factors That May Affect Future Results:

Our prospects are subject to certain uncertainties and risk. This Annual Report on Form 10-K/A also contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may be identified by words describing our belief or expectation, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or “unusual,” or where we express that our view is based upon the “current status” of a given matter, or upon facts as we know them as of the date of the statement. The content and/or context of other statements that we make may indicate that the statement is “forward-looking”. We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for all forward-looking statements.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K/A, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

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

Management has also re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting as a result of the restatements described in the Explanatory Note to this Amendment and in Notes 1, 10, 11 and 12 to the Consolidated Financial Statements, which disaggregates our two reporting segments into two reportable segments and one other segment, and effects the reclassifications which have been described. Management has concluded that its prior assessment that its internal control over financial reporting was effective at January 31, 2006 continues to be correct. The restatements represent a change in judgment as to the application of certain accounting standards. The restatements do not affect the Company’s previously reported (i) consolidated balance sheet, (ii) net sales, net income or earnings per share amounts included in the consolidated statement of operations, (iii) consolidated statement of shareholders’ equity or (iv) consolidated statement of cash flows.

/s/ Raymond J. De Hont
Raymond J. De Hont
President and Chief Executive Officer

/s/ Gary J. Morgan
Gary J. Morgan
Chief Financial Officer
Harleysville, Pennsylvania
February 24, 2006, except for Paragraph 6
for which the date is November 30, 2006
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

As discussed in Notes 1, 11 and 12, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures, and as discussed in Notes 1 and 10, the Company has reclassified patent litigation charges and certain losses and gains from the sale of property and equipment.

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

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 24, 2006, except for Notes 1, 10, 11 and 12
for which the date is November 30, 2006

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

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania February 24, 2006, except for Paragraph 6 of Management’s Report on Internal Control Over Financial Reporting, for which the date is November 30, 2006

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

	Years ended January 31,
	2006	2005	2004
Net sales	$85,116,100	$72,116,289	$75,058,929
Cost of goods sold	58,441,441	49,441,456	48,406,090
Gross profit	26,674,659	22,674,833	26,652,839

Operating expenses
Selling	7,864,833	7,537,508	7,662,594
General and administrative	9,147,222	7,617,918	7,847,913
Patent litigation	-	135,292	1,292,242
	17,012,055	15,290,718	16,802,749
Income from operations	9,662,604	7,384,115	9,850,090

Interest expense	(269,488)	(371,345)	(441,704)
Other income, net	629,035	282,200	207,642
Income before taxes	10,022,151	7,294,970	9,616,028

Provision for taxes	2,708,867	2,480,291	3,269,449
Net income	$7,313,284	$4,814,679	$6,346,579

Earnings per share
Basic (adjusted for stock split)	$.65	$.43	$.57
Diluted (adjusted for stock split)	$.65	$.43	$.57

Average number of common and
common equivalent shares outstanding
Basic (adjusted for stock split)	11,188,657	11,145,843	11,063,557
Diluted (adjusted for stock split)	11,333,612	11,284,007	11,197,675
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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Shares	Total
Balances, January 31, 2003	$722,630	$8,196,782	$59,705,267	($541,959)	($12,036,835)	$56,045,885

Comprehensive income:
Net income	-	-	6,346,579	-	-
Cumulative translation adjustment	-	-	-	449,074	-
Interest rate swap, net of tax of ($51,447)	-	-	-	78,812	-
Minimum pension liability adjustment,
net of tax of $157,492	-	-	-	(314,543)	-
Total comprehensive income						6,559,922

Stock split four-for-three	240,866	(240,866)	-	-	-	-
Cash in lieu of fractional shares	-	(1,421)	-	-	-	(1,421)
Dividends paid, $.1519 per share	-	-	(1,721,666)	-	-	(1,721,666)
Dividend declared, $.0544 per share	-	-	(602,755)	-	-	(602,755)
Stock option transactions	-	964	-	-	883,375	884,339
Purchase of 83,307 treasury shares	-	-	-	-	(893,570)	(893,570)
Balances, January 31, 2004	963,496	7,955,459	63,727,425	(328,616)	(12,047,030)	60,270,734

Comprehensive income:
Net income	-	-	4,814,679	-	-
Cumulative translation adjustment	-	-	-	224,890	-
Interest rate swap, net of tax of ($70,683)	-	-	-	137,208	-
Minimum pension liability adjustment,
net of tax of ($34,594)	-	-	-	67,153	-
Total comprehensive income						5,243,930

Dividends paid, $.1631 per share	-	-	(1,861,277)	-	-	(1,861,277)
Dividend declared, $.0581 per share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(24,813)	-	-	723,498	698,685
Purchase of 43,841 treasury shares	-	-	-	-	(538,500)	(538,500)
Balances, January 31, 2005	963,496	7,930,646	66,032,446	100,635	(11,862,032)	63,165,191

Comprehensive income:
Net income	-	-	7,313,284	-	-
Cumulative translation adjustment	-	-	-	(168,362)	-
Interest rate swap, net of tax of ($40,614)	-	-	-	79,400	-
Minimum pension liability adjustment,
net of tax of $188,347	-	-	-	(333,494)	-
Total comprehensive income						6,890,828

Stock split four-for-three	321,165	(321,165)	-	-	-	-
Cash in lieu of fractional shares	-	(1,914)	-	-	-	(1,914)
Dividends paid, $.1788 per share	-	-	(2,000,194)	-	-	(2,000,194)
Dividend declared, $.0625 per share	-	-	(699,819)	-	-	(699,819)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA (RESTATED)

	Years ended January 31,
	2006	2005	2004
Net sales to unaffiliated customers
Product recovery/pollution control equipment	$42,563,591	$31,380,986	$39,585,913
Fluid handling equipment	23,533,933	22,892,843	18,761,162
Filtration and purification	19,018,576	17,842,460	16,711,854
	$85,116,100	$72,116,289	$75,058,929
Includes foreign sales of:
Product recovery/pollution control equipment	$7,601,248	$4,420,913	$4,827,907
Fluid handling equipment	5,794,645	4,834,934	2,845,294
Filtration and purification	7,614,056	6,196,282	5,372,432
	$21,009,949	$15,452,129	$13,045,633

Income from operations
Product recovery/pollution control equipment	$4,119,242	$1,626,727	$5,855,072
Fluid handling equipment	3,540,428	3,357,645	1,774,915
Filtration and purification	2,002,934	2,399,743	2,220,103
	$9,662,604	$7,384,115	$9,850,090

Depreciation and amortization expense
Product recovery/pollution control equipment	$480,173	$486,214	$543,928
Fluid handling equipment	578,861	586,272	601,440
Filtration and purification	427,306	419,408	426,114
	$1,486,340	$1,491,894	$1,571,482

Capital expenditures
Product recovery/pollution control equipment	$250,327	$315,644	$326,413
Fluid handling equipment	1,446,380	313,287	221,620
Filtration and purification	349,443	431,848	204,684
	2,046,150	1,060,779	752,717
Corporate	2,105,103	132,988	200,095
	$4,151,253	$1,193,767	$952,812

Identifiable assets at January 31
Product recovery/pollution control equipment	$34,173,031	$30,361,707	$33,312,418
Fluid handling equipment	17,008,765	15,358,949	15,393,009
Filtration and purification	17,653,316	15,618,157	15,221,699
	68,835,112	61,338,813	63,927,126
Corporate	20,827,813	21,585,253	17,208,431
	$89,662,925	$82,924,066	$81,135,557
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, between the reporting segments.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(RESTATED)

Restatements:

As noted in the Explanatory Note at the outset of this Amendment, the filing of this amended Form 10-K/A arises out of a comment letter process with the Securities and Exchange Commission (“SEC”) that involved discussions regarding (i) the Company’s aggregation of operating segments into reportable segments in accordance with the criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and (ii) the classification of patent litigation charges which the Company incurred in its fiscal years ended January 31, 2005 and 2004.

Based upon changes beginning in February 2006 in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a revision of the aggregation of operating segments is appropriate. The Company has identified six operating segments and has aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Equipment and Fluid Handling Equipment, and one other segment (Filtration and Purification). The Filtration and Purification segment is comprised of four operating segments that do not meet the criteria for aggregation outlined in SFAS No. 131, but which can be combined due to certain quantitative thresholds listed in SFAS No. 131. The consolidated business segment data, disclosures in the business segment data in Note 11, the geographic information in Note 12 and the costs in excess of net assets of businesses acquired in Note 1 have been restated to reflect two reportable segments and one other segment.

The aforementioned litigation charges which the Company determined require reclassification were incurred in its fiscal years ended January 31, 2005 and 2004. These expenses had previously been presented after income from operations in the other income, net, (see Note 10) category. The Company has determined that these expenses should have been presented before income from operations, as operating expenses. The effect of this reclassification will be to reduce the Company’s income from operations by $135,292 and $1,292,242, the amount of these charges, for the fiscal years ended January 31, 2005 and 2004, respectively.

These restatements did not affect the Company’s (i) consolidated balance sheet, (ii) net sales, net income or earnings per share amounts included in the consolidated statement of operations, (iii) consolidated statement of shareholders’ equity or (iv) consolidated statement of cash flows, for any of the effected periods.

Reclassification:

This Amendment also gives effect to a reclassification identified in the comment letter process with the SEC. The Company has realized gains/(losses) on sale of property and equipment in the amounts of ($13,131), $6,358 and ($24,906) for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. In this Amendment, the Company has reclassified these gains/(losses) from other income, net (Note 10) to general and administrative expense on the consolidated statement of operations, which results in changes in previously reported income from operations. This reclassification has no effect on the Company’s previously reported net sales, net income, earnings per share, total assets, liabilities and shareholders’ equity.

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

Costs in excess of net assets of businesses acquired (Restated):

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually. The Company performed its annual impairment test in the fourth quarter of the fiscal year ended January 31, 2006 using a fair value approach. No impairment was present upon performing this test. At January 31, 2006, costs in excess of net assets of businesses acquired associated with the Company’s reporting segments totaled $20,798,913. The Company cannot predict the occurrence of certain events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.

The changes in the carrying amount of costs in excess of net assets of businesses acquired by the two reporting segments and one other segment for the fiscal year ended January 31, 2006 are as follows:

Product Recovery/
Pollution Control	Fluid Handling	Filtration and
Equipment	Equipment	Purification	Total
Balance as of February 1, 2005	$15,706,667	$11,542	$5,080,704	$20,798,913
Goodwill acquired during the period	-	-	-	-
Balance as of January 31, 2006	$15,706,667	$11,542	$5,080,704	$20,798,913

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

Research and development:

Research and development costs are charged to operations in the year incurred and were $1,951,829, $2,225,859 and $2,137,863 for the years ended January 31, 2006, 2005 and 2004, respectively. In the fiscal year ended January 31, 2006, the Company undertook a comprehensive review, for income tax purposes, of its classification of research and development expenditures. As a result of this review, the Company has revised, for income tax purposes, its reported research and development expenses. Prior to the revision, research and development expenses were reported as $755,778 and $700,622 for the fiscal years ended January 31, 2005 and 2004, respectively.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 2), and trade accounts receivable. The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the reporting segments and geographic areas. It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectable amounts.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 10:	OTHER INCOME, NET (RESTATED)

Other income, net was comprised of the following:

	2006	2005	2004
Interest income	$602,282	$276,118	$231,948
Other miscellaneous income/(expense)	26,753	6,082	(24,306)
	$629,035	$282,200	$207,642

NOTE 11:	BUSINESS SEGMENT DATA (RESTATED)

During the fiscal quarter ended October 31, 2006, management reviewed operating segment aggregation in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and based upon changes beginning in February 2006 in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a revision of the aggregation of operating segments is appropriate. Therefore, the segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131. All prior year amounts related to these reporting segments have been restated to conform to the new reporting segment structure.

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

The following is a description of each segment:

Product Recovery/Pollution Control Equipment: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids. Many of these products are custom designed and engineered to solve a customer’s pollution control or product recovery issues. The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives. This reporting segment is comprised of the Duall, Systems, Flex-Kleen and Strobic Air business units.

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

No significant inter-company revenue is realized in these reporting segments. Interest income and expense are not included in the measure of reporting segment profit reviewed by management. Income taxes are also not included in the measure of reporting segment operating profit reviewed by management.

No significant intercompany revenue is realized by these reporting segments. Interest income and expense are not included in the measure of reporting segment profit reviewed by management. Income taxes are also not included in the measure of reporting segment operating profit reviewed by management.

Financial information for the two reporting segments and one other segment is shown on page 30.

NOTE 12:	GEOGRAPHIC INFORMATION (RESTATED)

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

	2006	2005	2004
Net sales:
United States	$64,106,151	$56,664,160	$62,013,296
Foreign	21,009,949	15,452,129	13,045,633
	$85,116,100	$72,116,289	$75,058,929

Income from operations (Restated):
United States	$7,112,573	$5,731,250	$7,900,294
Foreign	2,550,031	1,652,865	1,949,796
	$9,662,604	$7,384,115	$9,850,090

Total assets:
United States	$79,886,681	$75,391,281	$74,940,833
Foreign	9,776,244	7,532,785	6,194,724
	$89,662,925	$82,924,066	$81,135,557

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

None.

Item 9A.   Controls and Procedures (Restated):

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

As described in the Explanatory Note to this Amendment and as reflected in Notes 1, 10, 11 and 12 to the Consolidated Financial Statements, we have restated (i) the consolidated business segment data to reflect two reportable segments and one other segment, and (ii) the classification of litigation charges which the Company incurred in its fiscal years ended January 31, 2005 and 2004, classification of certain gains/(losses) on sale of property and equipment and the classification of income from operations in geographic information footnote. Our management, including our Chief Executive Officer and our Chief Financial Officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether these changes affect their prior conclusion, and have determined that they do not change their conclusion that, as of January 31, 2006, our disclosure controls and procedures were effective. Management believes that these changes represent changes in judgment as to the application of certain accounting standards. These changes have no effect upon the Company’s previously reported (i) consolidated balance sheet, (ii) net sales, net income or earnings per share amounts included in the consolidated statement of operations, (iii) consolidated statement of shareholders’ equity or (iv) consolidated statement of cash flows.

As required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, also re-evaluated our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in order to determine whether any changes occurred in the fourth fiscal quarter ended January 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this re-evaluation, it continues to be management’s assessment that no such change occurred during the fourth fiscal quarter ended January 31, 2006.

Management has also re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting as a result of the restatements described in the Explanatory Note to this Amendment and in Notes 1, 10, 11 and 12 to the Consolidated Financial Statements, which disaggregates our two reporting segments into two reportable segments and one other segment, and effects the reclassifications which have been described. Management has concluded that its prior assessment that its internal control over financial reporting was effective at January 31, 2006 continues to be correct. The restatements represent a change in judgment as to the application of certain accounting standards. The restatements do not affect the Company’s previously reported (i) consolidated balance sheet, (ii) net sales, net income or earnings per share amounts included in the consolidated statement of operations, (iii) consolidated statement of shareholders’ equity or (iv) consolidated statement of cash flows.
Index

Item 9B.   Other Information:

None.

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K/A, portions of the information required in Part III of Form 10-K/A are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2006 Annual Meeting of Shareholders.

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

Index

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
a wholly-owned subsidiary of
Met-Pro Corporation

Index

  Exhibit No.                     Description

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted
MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions Inc.	Delaware	Pristine Water Solutions Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of China	Mefiag (Guangzhou) Filter
Systems Ltd.		Systems Ltd., a wholly-owned
subsidiary of Met-Pro (Hong
Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

(23)	Consent of Independent Registered Public Accounting Firm.**

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

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

MET-PRO CORPORATION

December 13, 2006	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	December 13, 2006
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	December 13, 2006
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	December 13, 2006
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	December 13, 2006
George H. Glatfelter II

/s/ William L. Kacin	Director	December 13, 2006
William L. Kacin

/s/ Alan Lawley	Director	December 13, 2006
Alan Lawley

/s/ Michael J. Morris	Director	December 13, 2006
Michael J. Morris

/s/ Constantine N. Papadakis	Director	December 13, 2006
Constantine N. Papadakis

Index