Form 10-Q/A
period 2006-04-30
MET PRO CORP
filed 2006-12-13
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Index

MET-PRO CORPORATION

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report of Form 10-Q of Met-Pro Corporation (the “Company”) for the fiscal quarter ended April 30, 2006 is to (i) correct and restate the Business Segment Data (the “restatement”) and (ii) reclassify certain gains/(losses) on sale of property and equipment from other income, net, to general and administrative expenses (the “reclassification”) as described in Note 1. In addition to these changes in the consolidated financial statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Neither the restatement nor the reclassification make any change in the Company’s previously reported net sales, net income, earnings per share, total assets, liabilities or shareholders’ equity. The reclassification changes the Company’s previously reported income from operations by amounts that the Company considers immaterial.

The changes made by this Amendment arise out of what the Company believes is a routine comment letter process with the Securities and Exchange Commission (“SEC”).

The only changes in this Form 10-Q/A to the original Form 10-Q filed on May 31, 2006 are those affected by the restatement and the reclassification. This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments, and information in the original Form 10-Q not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the May 31, 2006 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

•      Part I - Item 1 - Financial Statements

•      Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part I - Item 4 - Controls and Procedures

•      Part II - Item 6 - Exhibits

Pursuant to the applicable rules, Item 6 of Part II has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Index

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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Three Months Ended
	April 30,
	2006	2005
Net sales	$19,779,041	$17,927,612
Cost of goods sold	13,923,682	11,973,337
Gross profit	5,855,359	5,954,275

Operating expenses
Selling	1,896,179	1,954,263
General and administrative	2,358,513	2,105,656
	4,254,692	4,059,919

Income from operations	1,600,667	1,894,356

Interest expense	(59,805)	(66,052)
Other income, net	234,798	139,187
Income before taxes	1,775,660	1,967,491

Provision for taxes	568,212	649,273
Net income	$1,207,448	$1,318,218
Earnings per share, basic (1) (2)	$.11	$.12

Earnings per share, diluted (1) (3)	$.11	$.12

Cash dividend per share - declared (1) (4)	$.0625	$.0581

Cash dividend per share - paid (1) (4)	$.0625	$.0581

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement: As noted in the Explanatory Note at the outset of this Amendment, the filing of this amended Form 10-Q/A arises out of a comment letter process with the Securities and Exchange Commission (“SEC”) which included a comment on the Company’s segment reporting. The Company has analyzed its segment reporting in accordance with the criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and based upon changes beginning in February 2006 in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management has determined that a revision of the aggregation of operating segments is appropriate. The Company has identified six operating segments and has aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Equipment and Fluid Handling Equipment, and one other segment (Filtration and Purification). The Filtration and Purification segment is comprised of four operating segments that do not meet the criteria for aggregation outlined in SFAS No. 131, but which can be combined due to certain quantitative thresholds listed in SFAS No. 131. The disclosures in the Business Segment Data in Note 10 have been restated to reflect two reportable segments and one other segment.

This restatement has no effect upon the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of shareholders’ equity or consolidated statement of cash flows for any of the affected periods. Accordingly, the Company’s previously reported net sales, net income, earnings per share, total assets, liabilities and shareholders’ equity are unchanged.

Reclassification: This Amendment also gives effect to a reclassification identified in the comment letter process with the SEC. The Company has realized gains/(losses) on sale of property and equipment in the amounts of $4,410 and ($12,198) for the three-month periods ended April 30, 2006 and 2005, respectively. In this Amendment, the Company has reclassified these gains/(losses) from other income, net (Note 8) to general and administrative expense on the consolidated statement of operations, which results in changes in previously reported income from operations. This reclassification has no effect on the Company’s previously reported net sales, net income, earnings per share, total assets, liabilities and shareholders’ equity.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	April 30,	January 31,
	2006	2006
Raw materials	$9,704,412	$9,116,168
Work in progress	2,470,214	2,334,589
Finished goods	5,469,760	4,987,724
	$17,644,386	$16,438,481

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended
	April 30,
	2006	2005
Cash paid during the period for:
Interest	$59,277	$62,796
Income taxes	360,475	45,812

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT

Short-term debt:

The Company has available both domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. As of April 30, 2006, the Company’s Mefiag B.V. operating segment borrowed $378,480 (300,000 Euro) from their available line of credit.

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

NOTE 8 - OTHER INCOME, NET (RESTATED)

Other income, net was comprised of the following:

	Three Months Ended
	April 30,
	2006	2005
Interest income	$245,091	$122,019
Other miscellaneous income/(expense)	(10,293)	17,168
	$234,798	$139,187

NOTE 9 - EMPLOYEE BENEFIT PLANS

Pension Plans: The Company has several defined benefit pension plans covering eligible employees in the United States. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Cost
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

NOTE 10 - BUSINESS SEGMENT DATA (RESTATED)

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for two reporting segments and one other segment is shown below:

	Three Months Ended
	April 30,
	2006	2005
Net sales
Product recovery/pollution control equipment	$9,298,349	$7,587,631
Fluid handling equipment	5,917,494	5,589,770
Filtration and purification	4,563,198	4,750,211
	$19,779,041	$17,927,612

Income from operations
Product recovery/pollution control equipment	$566,714	$660,066
Fluid handling equipment	695,544	757,728
Filtration and purification	338,409	476,562
	$1,600,667	$1,894,356

	April 30,	January 31,
	2006	2006
Identifiable assets
Product recovery/pollution control equipment	$33,266,199	$34,173,031
Fluid handling equipment	17,361,132	17,008,765
Filtration and purification	18,262,600	17,653,316
	68,889,931	68,835,112
Corporate	24,201,176	20,827,813
	$93,091,107	$89,662,925

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

As discussed in Notes 1 and 10, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures, and as discussed in Notes 1 and 8, the Company has reclassified certain losses and gains from the sale of property and equipment.

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 19, 2006, except for Notes 1, 8 and 10
for which the date is November 30, 2006

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended January 31, 2006.

Results of Operations:

The following table sets forth, for the three-month period indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	70.4%	66.8%
Gross profit	29.6%	33.2%

Selling expenses	9.6%	10.9%
General and administrative expenses	11.9%	11.7%
Income from operations	8.1%	10.6%

Interest expense	(.3%)	(.4%)
Other income, net	1.2%	.8%
Income before taxes	9.0%	11.0%

Provision for taxes	2.9%	3.6%
Net income	6.1%	7.4%

Three Months Ended April 30, 2006 vs. Three Months Ended April 30, 2005

Net sales for the three-month period ended April 30, 2006 were $19,779,041 compared with $17,927,612 for the three-month period ended April 30, 2005, an increase of $1,851,429 or 10.3%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $9,298,349, or $1,710,718 higher than the $7,587,631 of sales for the three-month period ended April 30, 2005, an increase of 22.5%. The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment. Sales in the Fluid Handling Equipment reporting segment totaled $5,917,494, or $327,724 higher than the $5,589,770 of sales for the three-month period ended April 30, 2005, an increase of 5.9%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids. Sales in the Filtration and Purification segment were $4,563,198, or $187,013 lower than the $4,750,211 of sales for the three-month period ended April 30, 2005, a decrease of 3.9%. This decrease was due to lower demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The dollar amount of the Company’s backlog of orders totaled $21,505,842 and $18,261,846 as of April 30, 2006 and 2005, respectively. The Company expects that substantially all of the backlog that existed as of April 30, 2006 will be shipped during the current fiscal year.

Income from operations for the three-month period ended April 30, 2006 was $1,600,667 compared with $1,894,356 for the three-month period ended April 30, 2005, a decrease of $293,689 or 15.5%.
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $566,714, or $93,352 lower than the $660,066 for the three-month period ended April 30, 2005, a decrease of 14.1%. The decrease in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) reduced gross margins due to product mix and higher material costs, and (ii) the allocation of a non-cash charge for stock options, both offset by higher net sales.

Income from operations in the Fluid Handling Equipment reporting segment totaled $695,544, or $62,184 lower than the $757,728 for the three-month period ended April 30, 2005, a decrease of 8.2%. The decrease in income from operations in the Fluid Handling Equipment reporting segment was principally related to (i) reduced gross margins due to product mix and higher material costs, (ii) non-recurring and non-capitalized expenses incurred from the relocation of the Company’s Sethco business unit and the expansion of the Company’s Telford, Pennsylvania facility, which reduced income from operations by approximately $267,000, and (iii) the allocation of a non-cash charge for stock options, all offset by higher net sales.

Income from operations in the Filtration and Purification segment was $338,409, or $138,153 lower than the $476,562 for the three-month period ended April 30, 2005, a decrease 29.0%. This decrease was principally related to (i) non-recurring and non-capitalized expenses incurred from the relocation of the Company’s Mefiag business unit and the expansion of the Company’s Netherlands facility, which reduced income from operations by approximately $90,000, (ii) the allocation of a non-cash charge for stock options and (iii) lower net sales.

Net income for the three-month period ended April 30, 2006 was $1,207,448 compared with $1,318,218 for the three-month period ended April 30, 2005, a decrease of $110,770 or 8.4%. The decrease in net income was principally due to (i) non-recurring and non-capitalized expenses resulting from the relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income by approximately $243,000, (ii) a non-cash charge for stock options amounting to approximately $56,000 and (iii) lower gross margins due to product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments.

The gross margin for the three-month period ended April 30, 2006 was 29.6% versus 33.2% for the same period in the prior year. This decrease in gross margin was due to product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments. The Company has taken certain measures, including selected price increases and improved purchasing practices, which are expected to favorably impact gross margins over the course of the current fiscal year.

Selling expense decreased $58,084 during the three-month period ended April 30, 2006 compared with the same period last year. Selling expense as a percentage of net sales was 9.6% for the three-month period ended April 30, 2006 compared with 10.9% for the same period last year.

General and administrative expense was $2,358,513 for the three-month period ended April 30, 2006 compared with $2,105,656 for the same period last year, an increase of $252,857. This increase was principally related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, combined with the impact of expensing stock options. General and administrative expense as a percentage of net sales was 11.9% for the three-month period ended April 30, 2006 compared with 11.7% for the same period last year.

Interest expense was $59,805 for the three-month period ended April 30, 2006 compared with $66,052 for the same period in the prior year, a decrease of $6,247.

Other income, net, was $234,798 for the three-month period ended April 30, 2006 compared with $139,187 for the same period in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rates for the three-month periods ended April 30, 2006 and April 30, 2005 were 32% and 33%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $19,560,802 on April 30, 2006 compared with $17,683,305 on January 31, 2006, an increase of $1,877,497. This increase is the net result of the positive cash flows provided by operating activities
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

of $1,443,232 and the proceeds from new borrowings (as discussed in the Capital Resources and Requirements section below) amounting to $3,633,172, offset by payment of the quarterly cash dividend amounting to $699,820, payments on long-term debt totaling $312,980 and investment in property and equipment amounting to $2,227,748. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable.

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

The Company has consistently maintained a high current ratio and maintains a domestic and foreign line of credit totaling $5.0 million, which are available for working capital purposes. As of April 30, 2006, the Company’s Mefiag B.V. operating segment borrowed $378,480 (300,000 EURO) on a low interest foreign line of credit to finance an expansion and renovation of its Mefiag B.V. facility. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of April 30, 2006 and January 31, 2006, working capital was $38,849,127 and $36,862,200, respectively, and the current ratio was 3.3 and 3.2, respectively.

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

The Company presently expects to sell a 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, previously occupied by our Sethco business unit, although the timing on this has not yet been determined.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2006 provided $2,627,825 of available resources compared with $765,288 utilized during the three-month period ended April 30, 2005. The 2006 activity is the result of the proceeds from new borrowings of $3,602,921, offset by the reduction of debt of $330,508 and payment of dividends amounting to $699,820. On April 17, 2006, the Company borrowed $3,000,000 through an Industrial Revenue Bond, for a term of fifteen
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

years, at a fixed rate swap of 4.71% to finance the expansion of the Telford, Pennsylvania facility. In addition, during the three-month period ended April 30, 2006, the Company borrowed $602,921 (494,076 EURO) for the expansion of the Mefiag B.V. facility for a term of ten years, at a fixed interest rate of 3.82%.

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen reporting unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2006 and 2005. During the fiscal year ended January 31, 2006, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill;

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

Item 4.  Controls and Procedures (Restated)

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules
Index

MET-PRO CORPORATION

Item 4.  Controls and Procedures (Restated) continued…

and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As described in Note 1 to the Consolidated Financial Statements, we have restated Note 10 to reflect two reportable segments and one other segment, and have restated Note 8 to reflect the reclassification of certain gains/losses on sale of property and equipment. Our management, including our Chief Executive Officer and our Chief Financial Officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether these changes affect their prior conclusion, and have determined that it does not change their conclusion that, as of April 30, 2006, our disclosure controls and procedures were effective. Management believes that these changes represent changes in judgment as to the application of certain accounting standards. These changes have no impact upon net sales, net income, earnings per share, total assets, liabilities, or shareholders’ equity, and the change in income from operations in connection with the reclassification is considered by management not to be material.

(b) Changes in Internal Control over Financial Reporting

As required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, also re-evaluated our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in order to determine whether any changes occurred in the fiscal quarter ended April 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this re-evaluation, it continues to be management’s assessment that no such change occurred during the fiscal quarter.

Management has re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting as a result of the changes described in Notes 1, 8 and 10 to the Consolidated Financial Statements to reflect two reportable segments and one other segment and the reclassification of certain gains/losses on sale of property and equipment. Management has concluded that its prior assessment that our internal control over financial reporting was effective at April 30, 2006 continues to be correct. Management believes that these changes effected by the Amendment represent changes in judgment as to the application of certain accounting standards. These changes have no impact upon net sales, net income, earnings per share, total assets, liabilities, or shareholders’ equity, and the change in income from operations in connection with the reclassification is considered by management not to be material.

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

Item 1.  Legal Proceedings continued

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

Met-Pro Corporation
(Registrant)

December 13, 2006	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 13, 2006	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index