Form 10-Q/A
period 2006-07-31
MET PRO CORP
filed 2006-12-13
CIK 65201

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

Index

MET-PRO CORPORATION

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report of Form 10-Q of Met-Pro Corporation (the “Company”) for the fiscal quarter ended July 31, 2006 is to (i) correct and restate the Business Segment Data (the “restatement”) and (ii) reclassify certain gains/(losses) on sale of property and equipment from other income, net, to general and administrative expenses (the “reclassification”) as described in Note 1. In addition to these changes in the consolidated financial statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The only changes in this Form 10-Q/A to the original Form 10-Q filed on September 8, 2006 are those affected by the restatement and the reclassification. This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments, and information in the original Form 10-Q not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the September 8, 2006 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Six Months Ended July 31,		Three Months Ended July 31,
	2006	2005	2006	2005
Net sales	$43,557,923	$40,574,132	$23,778,882	$22,646,520
Cost of goods sold	30,968,074	27,557,134	17,044,392	15,583,797
Gross profit	12,589,849	13,016,998	6,734,490	7,062,723

Operating expenses
Selling	3,972,366	3,927,401	2,076,187	1,973,138
General and administrative	4,539,931	4,360,555	2,181,418	2,254,899
	8,512,297	8,287,956	4,257,605	4,228,037
Income from operations	4,077,552	4,729,042	2,476,885	2,834,686

Interest expense	(147,314)	(135,914)	(87,509)	(69,862)
Other income, net	505,251	294,584	270,453	155,397
Income before taxes	4,435,489	4,887,712	2,659,829	2,920,221

Provision for taxes	1,419,356	1,612,945	851,144	963,672
Net income	$3,016,133	$3,274,767	$1,808,685	$1,956,549

Earnings per share, basic (1)	$.27	$.29	$.16	$.18

Earnings per share, diluted (2)	$.27	$.29	$.16	$.17

Cash dividend per share - declared (3)	$.1250	$.1162	$.0625	$.0581

Cash dividend per share - paid (3)	$.1250	$.1162	$.0625	$.0581

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

Reclassification: This Amendment also gives effect to a reclassification identified in the comment letter process with the SEC. The Company has realized gains/(losses) on the sale of property and equipment in the amounts of $7,179 and $3,607 for the three-month periods ended July 31, 2006 and 2005, respectively, and $11,589 and ($8,591) for the six-month periods ended July 31, 2006 and 2005, respectively. In this Amendment, the Company has reclassified these gains/(losses) from other income, net (Note 9) to general and administrative expense on the consolidated statement of operations, which results in changes in previously reported income from operations. This reclassification has no effect on the Company’s previously reported net sales, net income, earnings per share, total assets, liabilities and shareholders’ equity.

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
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	July 31,	January 31,
	2006	2006
Raw materials	$10,569,704	$9,116,168
Work in progress	3,959,818	2,334,589
Finished goods	3,396,922	4,987,724
	$17,926,444	$16,438,481

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended
	July 31,
	2006	2005
Cash paid during the period for:
Interest	$155,138	$152,245
Income taxes	1,964,283	1,062,858

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT

Short-term debt:

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. As of July 31, 2006, the Company’s Mefiag B.V. operating segment borrowed $383,220 (300,000 Euro) from its available line of credit.

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

Maturities of long-term debt are as follows:

Year Ending
January 31,
2007	$1,944,293
2008	1,561,072
2009	1,561,072
2010	361,072
2011	361,072
Thereafter	2,096,377
$7,884,958

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income/(loss) consisted of the following:

	July 31,	January 31,
	2006	2006
Interest rate swap, net of tax	$78,479	($12,385)
Cumulative translation of adjustment	601,729	400,431
Minimum pension liability adjustment, net of tax	(709,867)	(709,867)
	($29,659)	($321,821)

NOTE 9 - OTHER INCOME, NET (RESTATED)

Other income, net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2006	2005	2006	2005
Interest income	$493,984	$257,741	$248,893	$135,722
Other miscellaneous income	11,267	36,843	21,560	19,675
	$505,251	$294,584	$270,453	$155,397

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE BENEFIT PLANS

Pension Plans: The Company has several defined benefit pension plans covering eligible employees in the United States. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic benefit costs:

	Pension Cost
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

NOTE 11 - BUSINESS SEGMENT DATA (RESTATED)

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for two reporting segments and one other segment is shown below:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net sales
Product recovery/pollution control equipment	$22,091,252	$19,164,528	$12,792,903	$11,576,897
Fluid handling equipment	12,023,633	11,546,097	6,106,139	5,956,327
Filtration and purification	9,443,038	9,863,507	4,879,840	5,113,296
	$43,557,923	$40,574,132	$23,778,882	$22,646,520

Income from operations
Product recovery/pollution control equipment	$1,406,072	$1,643,404	$839,358	$983,338
Fluid handling equipment	1,733,748	1,854,386	1,038,204	1,096,658
Filtration and purification	937,732	1,231,252	599,323	754,690
	$4,077,552	$4,729,042	$2,476,885	$2,834,686

	July 31,	January 31,
	2006	2006
Identifiable assets
Product recovery/pollution control equipment	$32,874,775	$34,173,031
Fluid handling equipment	20,006,861	17,008,765
Filtration and purification	19,602,942	17,653,316
	72,484,578	68,835,112
Corporate	22,024,473	20,827,813
	$94,509,051	$89,662,925

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

As discussed in Notes 1 and 11, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures, and as discussed in Notes 1 and 9, the Company has reclassified certain losses and gains from the sale of property and equipment.

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 18, 2006, except for Notes 1, 9 and 11
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

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.1%	67.9%	71.7%	68.8%
Gross profit	28.9%	32.1%	28.3%	31.2%

Selling expenses	9.1%	9.7%	8.7%	8.7%
General and administrative expenses	10.4%	10.7%	9.2%	10.0%
Income from operations	9.4%	11.7%	10.4%	12.5%

Interest expense	(.3%)	(.3%)	(.4%)	(.3%)
Other income, net	1.1%	.7%	1.2%	.7%
Income before taxes	10.2%	12.1%	11.2%	12.9%

Provision for taxes	3.3%	4.0%	3.6%	4.3%
Net income	6.9%	8.1%	7.6%	8.6%

Six Months Ended July 31, 2006 vs. Six Months Ended July 31, 2005

Net sales for the six-month period ended July 31, 2006 were $43,557,923 compared with $40,574,132 for the six-month period ended July 31, 2005, an increase of $2,983,791 or 7.4%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $22,091,252, or $2,926,724 higher than the $19,164,528 of sales for the six-month period ended July 31, 2005, an increase of 15.3%. The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment. Sales in the Fluid Handling Equipment reporting segment totaled $12,023,633, or $477,536 higher than the $11,546,097 of sales for the six-month period ended July 31, 2005, an increase of 4.1%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids. Sales in the Filtration and Purification segment were $9,443,038, or $420,469 lower than the $9,863,507 of sales for the six-month period ended July 31, 2005, a decrease of 4.3%. This decrease was due to lower demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The dollar amount of the Company’s backlog of orders totaled $23,996,831 and $16,044,603 as of July 31, 2006 and 2005, respectively. The Company expects that substantially all of the backlog that existed as of July 31, 2006 will be shipped during the current fiscal year.

Income from operations for the six-month period ended July 31, 2006 was $4,077,552 compared with $4,729,042 for the six-month period ended July 31, 2005, a decrease of $651,490 or 13.8%.
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $1,406,072, or $237,332 lower than the $1,643,404 for the six-month period ended July 31, 2005, a decrease of 14.4%. The decrease in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) reduced gross margins due to product mix and higher material costs, (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project in the second quarter which reduced Company income from operations by approximately $388,000, and (iii) the allocation of a non-cash charge for stock options, all offset by higher net sales.

Income from operations in the Fluid Handling Equipment reporting segment totaled $1,733,748, or $120,638 lower than the $1,854,386 for the six-month period ended July 31, 2005, a decrease of 6.5%. The decrease in income from operations in the Fluid Handling Equipment reporting segment was principally related to (i) reduced gross margins due to product mix and higher material costs, (ii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco business unit and the expansion of the Company’s Telford, Pennsylvania facility, which reduced income from operations by approximately $267,000, and (iii) the allocation of a non-cash charge for stock options, all offset by higher net sales.

Income from operations in the Filtration and Purification segment was $937,732, or $293,520 lower than the $1,231,252 for the six-month period ended July 31, 2005, a decrease 23.8%. This decrease was principally related to (i) non-recurring and non-capitalized expenses incurred in the first quarter from the relocation of the Company’s Mefiag business unit and the expansion of the Company’s Netherlands facility, which reduced income from operations by approximately $90,000, (ii) the allocation of a non-cash charge for stock options, and (iii) lower net sales.

Net income for the six-month period ended July 31, 2006 was $3,016,133 compared with $3,274,767 for the six-month period ended July 31, 2005, a decrease of $258,634 or 7.9%. Net income was impacted by (i) product mix and high material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments, (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project which reduced our net income by approximately $264,000, (iii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income in the Fluid Handling Equipment reporting segment by approximately $243,000, and (iv) a non-cash charge for stock options which reduced net income by approximately $111,000.

The gross margin for the six-month period ended July 31, 2006 was 28.9% versus 32.1% for the same period in the prior year. This decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments, and (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project previously mentioned, which on its own reduced the gross margin from 29.8% to 28.9% for the six-month period. Procedures have been implemented to mitigate profit erosion on all larger projects. To offset the higher material costs, the Company has taken certain measures including selected price increases and improved purchasing practices. The relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to promote improved operational results. These several initiatives are expected to relieve pressures on the Company’s gross margins in the third and fourth quarters of this year.

Selling expense increased $44,965 during the six-month period ended July 31, 2006 compared with the same period last year. Selling expense as a percentage of net sales was 9.1% for the six-month period ended July 31, 2006 compared with 9.7% for the same period last year.

General and administrative expense was $4,539,931 for the six-month period ended July 31, 2006 compared with $4,360,555 for the same period last year, an increase of $179,376. This increase is principally related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options. General and administrative expense as a percentage of net sales was 10.4% for the six-month period ended July 31, 2006, compared with 10.7% for the same period last year.

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Other income, net, was $505,251 for the six-month period ended July 31, 2006 compared with $294,584 for the same period in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rates for the six-month periods ended July 31, 2006 and 2005 were 32% and 33%, respectively.

Three Months Ended July 31, 2006 vs. Three Months Ended July 31, 2005

Net sales for the three-month period ended July 31, 2006 were $23,778,882 compared with $22,646,520 for the three-month period ended July 31, 2005, an increase of $1,132,362 or 5.0%. Sales in the Product Recovery/Pollution Control Equipment reporting segment were $12,792,903, or $1,216,006 higher than the $11,576,897 of sales for the three-month period ended July 31, 2005, an increase of 10.5%. The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment. Sales in the Fluid Handling Equipment reporting segment totaled $6,106,139, or $149,812 higher than the $5,956,327 of sales for the three-month period ended July 31, 2005, an increase of 2.5%. The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids. Sales in the Filtration and Purification segment were $4,879,840, or $233,456 lower than the $5,113,296 of sales for the three-month period ended July 31, 2005, a decrease of 4.6%. This decrease was due to lower demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended July 31, 2006 was $2,476,885 compared with $2,834,686 for the three-month period ended July 31, 2005, a decrease of $357,801 or 12.6%.

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $839,358, or $143,980 lower than the $983,338 for the three-month period ended July 31, 2005, a decrease of 14.6%. The decrease in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) reduced gross margins due to product mix and higher material costs, (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project which reduced Company income from operations by approximately $388,000, and (iii) the allocation of a non-cash charge for stock options, all offset by higher net sales.

Income from operations in the Fluid Handling Equipment reporting segment totaled $1,038,204, or $58,454 lower than the $1,096,658 for the three-month period ended July 31, 2005, a decrease of 5.3%. The decrease in income from operations in the Fluid Handling Equipment reporting segment was principally related to (i) reduced gross margins due to product mix and higher material costs, and (ii) the allocation of a non-cash charge for stock options, both offset by higher net sales.

Income from operations in the Filtration and Purification segment was $599,323, or $155,367 lower than the $754,690 for the three-month period ended July 31, 2005, a decrease 20.6%. This decrease was principally related to (i) the allocation of a non-cash charge for stock options and (ii) lower net sales.

Net income for the three-month period ended July 31, 2006 was $1,808,685 compared with $1,956,549 for the three-month period ended July 31, 2005, a decrease of $147,864 or 7.6%. Net income was impacted by (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments, (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project which reduced net income by approximately $264,000, and (iii) a non-cash charge for stock options which reduced net income by approximately $56,000.

The gross margin for the three-month period ended July 31, 2006 was 28.3% compared with 31.2% for the same period in the prior year. This decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments, and (ii) a loss on one large Product Recovery/Pollution Control reporting segment project previously mentioned, which on its own reduced the gross margin from 30.0% to 28.3% for the three-month period.

Selling expenses increased $103,049 during the three-month period ended July 31, 2006 compared with the same period last year. As a percentage of net sales, selling expenses were 8.7% for the three-month period ended July 31, 2006 and 2005.

General and administrative expense was $2,181,418 for the three-month period ended July 31, 2006 compared with $2,254,899 for the three-month period ended July 31, 2005, a decrease of $73,481. This decrease was principally related to the decrease in an accrual for the management incentive program, a lower reserve for bad debts and a lower personnel acquisition expense,
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

offset by the expensing of stock options. General and administrative expense as a percentage of net sales was 9.2% for the six-month period ended July 31, 2006, compared with 10.0% of net sales for the same period last year.

Interest expense was $87,509 for the three-month period ended July 31, 2006 compared with $69,862 for the same period in the prior year, an increase of $17,647. This increase was due principally to an increase of long-term debt related to plant expansions.

Other income, net, was $270,453 for the three-month period ended July 31, 2006 compared with $155,397 for the same period in the prior year. This change is related to higher interest income earned on cash on hand.

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

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5.0 million, which are available for working capital purposes. As of July 31, 2006, the Company’s Mefiag B.V. operating segment had borrowed $383,220 (300,000 EURO) on a low interest foreign line of credit to partially finance an expansion and renovation of its facility located in The Netherlands. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of July 31, 2006 and January 31, 2006, working capital was $39,491,414 and $36,862,200, respectively, and the current ratio was 3.4 and 3.2, respectively.

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

Cash flows used in investing activities during the six-month period ended July 31, 2006 amounted to $3,262,399 compared with $457,473 for the six-month period ended July 31, 2005, an increase of $2,804,926. The increase in investing activities is partially due to capital expenses incurred in connection with the expansion of the Company’s Telford, Pennsylvania facility, as to which the Company incurred costs of $1,661,272 for the six-month period ended July 31, 2006. This expansion was required to accommodate the relocation of the Sethco business unit from Hauppauge, New York to the Telford, Pennsylvania
Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

facility. In addition, the increase in investing activities was due to an expansion and renovation of our Mefiag B.V. facility in the Netherlands, in which the Company has incurred costs of $751,765 for the six-month period ended July 31, 2006. This expansion is required to maintain the projected growth of Mefiag B.V. The balance of the increase is due to the Company’s capital expenditures in the two reporting segments and one other segment, and in its corporate headquarters.

During the second quarter, the Company listed for sale, its 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, previously occupied by our Sethco business unit at an asking price of $4,950,000. The net book value of the land and building amounted to $742,583 as of July 31, 2006 and is included in the property, plant and equipment, net, section of the consolidated balance sheet.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures to support the ongoing operations during the coming year. The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2006 provided $2,082,327 of available resources compared with $2,315,403 utilized during the six-month period ended July 31, 2005. The 2006 activity is the result of the proceeds from new borrowings of $4,140,315, offset by the reduction of debt of $713,113 and payment of dividends amounting to $1,400,107. During the six-month period ended July 31, 2006, the Company borrowed $3,450,000 in an industrial revenue bond financing, totaling $3,500,000 for a term of fifteen years, at a fixed interest rate swap of 4.71% in order to finance the expansion of the Telford, Pennsylvania facility. In addition, during the six-month period ended July 31, 2006, the Company’s Mefiag B.V. operating segment borrowed $690,315 (561,795 Euro) from a bank for a term of ten years, at a fixed interest rate of 3.82% for the expansion of its facility in The Netherlands.

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

As described in Note 1 to the Consolidated Financial Statements, we have restated Note 11 to reflect two reportable segments and one other segment, and have restated Note 9 to reflect the reclassification of certain gains/losses on sale of property and equipment. Our management, including our Chief Executive Officer and our Chief Financial Officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether these changes affect their prior conclusion, and have determined that it does not change their conclusion that, as of July 31, 2006, our disclosure controls and procedures were effective. Management believes that these changes represent changes in judgment as to the application of certain accounting standards. These changes have no impact upon net sales, net income, earnings per share, total assets, liabilities, or shareholders’ equity, and the change in income from operations in connection with the reclassification is considered by management not to be material.

(b) Changes in Internal Control over Financial Reporting

As required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and our Chief Financial Officer, also re-evaluated our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), in order to determine whether any changes occurred in the fiscal quarter ended July 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this re-evaluation, it continues to be management’s assessment that no such change occurred during the fiscal quarter.

Management has re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting as a result of the changes described in Notes 1, 9 and 11 to the Consolidated Financial Statements to reflect two reportable segments and one other segment and the reclassification of certain gains/losses on sale of property and equipment. Management has concluded that its prior assessment that our internal control over financial reporting was effective at July 31, 2006 continues to be correct. Management believes that these changes effected by the Amendment represent changes in judgment as to the application of certain accounting standards. These changes have no impact upon net sales, net income, earnings per share, total assets, liabilities, or shareholders’ equity, and the change in income from operations in connection with the reclassification is considered by management not to be material.

Index

MET-PRO CORPORATION

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

None

Index

MET-PRO CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 7, 2006. At that meeting, two proposals were submitted to a vote of the Company’s shareholders. Proposal 1 was a proposal to elect three Directors (with George H. Glatfelter, II, Alan Lawley, Ph.D., and Gary J. Morgan being the nominees) to serve until the 2009 Annual Meeting of Shareholders. Proposal 2 was to ratify the election of Margolis & Company P.C. as independent registered public accountants for the Company’s fiscal year ending January 31, 2007.

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

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description

31.1	Certification of Chief Executive Officer,
under Section 302 of the
Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer,
under Section 302 of the
Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer,
Pursuant 18 U.S.C. Section 1350.*

32.2	Certification of Chief Executive Officer,
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