Form 10-K
period 2007-01-31
MET PRO CORP
filed 2007-04-13
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For fiscal year ended: January 31, 2007
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $144,539,043.

The number of Registrant’s outstanding Common Shares was 11,220,577 as of April 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A
in connection with Registrant’s Annual Meeting of Shareholders to be held on June 6, 2007	III

FORM 10-K

Index

Page

PART I

PART II
PART III
PART IV
Item 15.	Exhibits and Financial Statement Schedules	56

SIGNATURES	60

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

PART I

Item 1.  Business:

General:

Met-Pro Corporation (“Met-Pro” or the “Company”), incorporated in the State of Delaware on March 30, 1966 and reincorporated in the State of Pennsylvania on July 31, 2003, manufactures and sells product recovery and pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company markets and sells its products through its own personnel, distributors, representatives and agents. The Company’s products are sold worldwide primarily in industrial markets. The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company’s Common Shares began trading on the New York Stock Exchange, where it currently trades under the symbol “MPR”.

The Company’s principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751. Our website address is www.met-pro.com.

Our Annual Report on Form 10-K and other reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.met-pro.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations - Corporate Governance” captions. Copies will also be provided to any shareholder upon written request to the Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

Except where otherwise indicated by the context used herein, references to the “Company”, “we”, “our” and “us” refer to Met-Pro Corporation, its divisions and its wholly-owned subsidiaries.

Products, Services and Markets:

The Company has identified six operating segments and has aggregated those operating segments into two reportable segments as follows: Product Recovery/Pollution Control Technologies and Fluid Handling Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of four operating segments that do not meet the criteria for aggregation outlined in Statement of Financial Accounting Standards (“SFAS”) No. 131, but which can be combined due to certain quantitative thresholds listed in SFAS No. 131.

The following is a description of each segment:

Product Recovery/Pollution Control Technologies Reporting Segment:

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

Index

Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems. The Division’s major products include chemical and AroBIOS biological odor control systems, fume and emergency gas scrubbers, HydroLance wet particulate collectors, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans. All equipment is fabricated from corrosion resistant materials. Duall’s support services include pilot studies, engineering, installation, preventative maintenance, and performance testing. Duall products are sold both domestically and internationally to the metal finishing, plating, wastewater treatment, composting, food processing, ethanol production, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets. Market specific sales managers and factory trained manufacturer’s representatives sell Duall’s engineered systems to industrial and municipal clients.

Systems Division, located in Harleysville, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment. Systems Division’s air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts. These systems are custom engineered for clients in the emerging ethanol industry as well as the automotive, aerospace and furniture industries. Additional applications include painting, pharmaceutical, petrochemical, chemical, electronics, food processing and printing industries. Systems Division’s in-depth engineering capabilities allow plant owners to satisfy strict air pollution regulations while minimizing fuel costs. Systems Division also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents and low temperature oxidation catalysts. Systems Division products are sold worldwide by a combination of in-house personnel and manufacturer’s representatives.

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

Strobic Air Corporation, located in Harleysville, Pennsylvania, a recognized technological leader in the air movement industry, designs and manufactures technologically advanced exhaust systems for laboratory fume hoods in university, public health, government, chemical, pharmaceutical, industrial and other process industries. With three decades of experience in addressing the needs of laboratory researchers and facility owners, Strobic Air has continued to develop and enhance its Tri-Stack™ roof exhaust systems to provide even greater flows, lower energy costs and decreased noise levels. Strobic Air Tri-Stack™ laboratory fume hood exhaust systems meet the requirements of ANSI Z9.5, American National Standard for Laboratory Ventilation. Heat recovery systems by Strobic Air provide energy conservation on laboratory fume hood exhaust systems. Unique glycol/water heat exchanger coil modules for Tri-Stack™ systems extract exhaust heat for heating or cooling conditioned makeup air. Strobic’s HEPA filtration system complies with ventilation standards for specialized care environments such as airborne infection isolation rooms. Sales, engineering and customer service are provided both internally and through a network of manufacturer’s representatives located in offices worldwide.

Fluid Handling Technologies Reporting Segment:

This reportable segment is comprised of one operating segment that manufactures high quality horizontal, vertical, and in-tank centrifugal pumps that handle corrosive, abrasive, and high temperature liquids. This combination of pump types and configurations provides products that excel in applications requiring corrosion resistance such as: the pumping of acids, brines, caustics, bleaches, seawater, a wide variety of waste liquids, and high temperature liquids used in many industrial and commercial applications. These products are sold worldwide through an extensive network of distributors. This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality horizontal and vertical centrifugal pumps that handle a broad range of applications. Industrial markets served include the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries. Commercial users include hospitals, universities, and laboratories. Both groups choose Dean Pump products for their quality and for their products’ suitability to handle difficult applications, particularly on high temperature liquid applications. The Division’s products are sold worldwide through an extensive network of distributors.

Fybroc Division, located in Telford, Pennsylvania, is the world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps. These pumps provide excellent corrosion resistance for tough applications including the pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids. Fybroc’s second generation epoxy resin, EY-2, allows the Company to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications. The EY-2 material also expands Fybroc’s pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%). Fybroc pumps are sold to many markets including the chemical, petrochemical, pharmaceutical, fertilizer, pesticides, steel, pulp and paper, electric utility, aquaculture, aquarium, commercial marine/navy, desalination/water reuse, and industrial and municipal waste treatment industries. The Division’s products are sold worldwide through an extensive network of distributors.

Index

Sethco Division, which was moved to our recently expanded Telford, Pennsylvania facility, designs, manufactures and sells a variety of horizontal and vertical corrosion resistant pumps with flow rates of up to approximately 250 gallons per minute. Primarily manufactured from polypropylene or Kynar (PVDF), Sethco’s products are used extensively in the metal finishing, electronics, chemical processing and waste water treatment industries. Sethco’s products are sold directly through Company regional sales managers and through a worldwide network of non-exclusive distributors, catalog houses, and original equipment manufacturers.

Filtration/Purification Technologies Segment:

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

Pristine Water Solutions Inc. (“Pristine”), located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds. Pristine is the consolidation of the Company’s Stiles-Kem Division and Pristine Hydrochemical Inc. businesses including product lines and operations into a wholly owned subsidiary of Met-Pro Corporation. This consolidation was effective as of February 1, 2006. Products sold by Pristine have been used in the public drinking water industry since 1955. Pristine’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems. They also reduce scaling and general corrosion tendencies within water distribution piping systems as well as help municipalities meet soluble lead and copper limits in drinking water. These food grade products are NSF/ANSI approved for use in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines. Pristine’s product line also includes coagulant and flocculent polymer products for both municipal and industrial applications which is used to improve water clarity and reduce sludge volume. Pristine also markets a chlorine dioxide treatment program for municipal drinking water disinfection which helps customers reduce trihalomethane formation as required by the EPA. In addition, Pristine markets and sells a line of Bio-Purge™ products for drinking well water remediation as well as boiler and cooling tower chemicals and services to industrial and commercial markets. This allows customers to maximize their heat transfer efficiency and save operating costs through energy conservation. Pristine’s products are sold directly through Company regional sales managers or agents and also through a network of distributors located in the United States and Canada. The company offers technical and laboratory customer support from the Waukegan facility.

Mefiag B.V., operating as the Company’s wholly-owned subsidiary, Mefiag B.V., located in Heerenveen, The Netherlands, and the Company’s indirect wholly-owned subsidiary, Mefiag (Guangzhou) Filter Systems Ltd., located in Guangzhou, the People’s Republic of China, designs, manufactures and sells filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications. Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries. Worldwide sales are accomplished directly through Company regional sales managers, qualified market-based distributors and original equipment manufacturers located throughout Europe, Asia and other major markets around the world.

Mefiag Division, located in Owosso, Michigan, designs, manufactures and sells horizontial disc, cartridge, bag, carbon, and oil adsorbing filter products for use in tough, corrosive applications in the plating, metal finishing and printing industries. Sales in the Americas are generated directly through Company regional sales managers, qualified market-based distributors and original equipment manufacturers.

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2007	2006	2005
United States	74.7%	75.3%	78.6%
Foreign	25.3%	24.7%	21.4%
Net Sales	100.0%	100.0%	100.0%

Index

Customers:

During each of the past three fiscal years, no single customer accounted for 10% or more of the total net sales of the Company in any year. The Company does not believe that it would be materially adversely affected by the loss of any single customer.

Seasonality:

The Company does not consider its business, as a whole, to be seasonal in nature, although a limited number of its product lines are seasonal in nature.

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

With respect to the Fluid Handling Technologies reporting segment, specifically the pump manufacturing operations, several companies, including Ingersoll-Dresser Pumps Co. (a subsidiary of Flowserve Corporation), Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), and Durco Pumps, Inc. (a subsidiary of Flowserve Corporation), dominate the industry with several smaller companies, including Met-Pro, competing in select product lines and niche markets.

With respect to the Product Recovery/Pollution Control Technologies reporting segment, we compete with numerous smaller as well as larger competitors, but there are no companies that dominate the markets in which we participate.

With respect to the Filtration/Purification Technologies segment, we compete with numerous smaller as well as larger competitors, but there are no companies that dominate the markets in which we participate.

The Company is unable to state with certainty its relative positions in its various markets, but believes that it is a leading and respected competitor in each of its niche markets.

Research and Development:

Due in part to the diversity of the Company’s products, research and development activities have been typically initiated and conducted on an operating segment basis.  Effective February 1, 2007, the Company created the position of Technical Director who will be responsible for coordinating the Company's research and development activities on a corporate-wide basis. Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the production of product recovery/pollution control equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

Research and development expenses were $2.3 million, $2.0 million and $2.2 million for the years ended January 31, 2007, 2006 and 2005, respectively.

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

The dollar amount of the Company’s backlog of orders totaled $28,638,162 and $17,709,684 as of January 31, 2007 and 2006, respectively. The Company expects that substantially all of the backlog that existed as of January 31, 2007 will be shipped during the ensuing fiscal year.

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

Employees:

As of January 31, 2007, the Company employed 365 people, of whom 147 were involved in manufacturing, and 218 were engaged in administration, sales, engineering, supervision and clerical work. The Company has had no work stoppages during the past five years and considers its employee relations to be good.

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

For information concerning foreign net sales on a reporting segment basis, reference is made to the Consolidated Business Segment Data contained on page 32.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2007, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2007, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 53, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003. He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003. Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003. From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc Division, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by the Company.

Gary J. Morgan, CPA, age 52, is Senior Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998. Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

James G. Board, age 53, is Executive Vice President of the Company and the General Manager of Dean Pump, Fybroc and Sethco Divisions. Mr. Board joined the Company in December 2000 as Vice President of the Company and General Manager of Dean Pump and Fybroc Divisions and served in these positions until March 2006, at which time he was appointed to his present position. In February 2006, he assumed the additional responsibilities for the management of the Company’s Sethco Division. For more than five years prior to joining the Company, Mr. Board was employed by Tuthill Energy Systems as Director of Sales.

Paul A. Tetley, age 48, is Executive Vice President of the Company, a position to which he was appointed in March 2006, with responsibilities for Duall, Flex-Kleen, Systems and the International Sales Divisions, as well as for Strobic Air Corporation where he continues to serve as General Manager, a position he has held since December 1999. Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Robert P. Replogle, age 66, is Vice President of the Company and in February 2006 became Assistant to the President. Mr. Replogle served as General Manager of the Company’s Sethco Division from August 2003 until February 2006, and as General Manager of Mefiag Division from July 1993 until February 2006. Prior to July 1993, Mr. Replogle served as Director of the International Sales Division.

Gregory C. Kimmer, age 52, is Vice President of the Company and General Manager of the Duall Division, to which offices he was appointed in October 1989. For more than five years prior thereto, Mr. Kimmer was employed by the company whose business is now operated as the Duall Division.

Lewis E. Osterhoudt, age 56, is Vice President of the Company and General Manager of the Keystone Filter Division, to which offices he was appointed in June 2004. Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President. For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Vincent J. Verdone, age 59, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary. Mr. Verdone joined the Company in January 2005. For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

There are no family relationships between any of the Directors or Executive Officers of the Registrant. Each officer serves at the pleasure of the Board of Directors, subject, however, to agreements the Company has with certain officers providing for compensation in the event of termination of employment following a change in control of the Company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” referenced in Item 12 of this Report.

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
The markets for our products are fragmented and highly competitive. We compete against a very diverse number of companies across our many markets. Depending upon the market, our competitors include large and well-established national and global companies; regional and local companies; low cost replicators of spare parts; and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, previous installation history and reputation for quality and reliability, with price competition tending to be more significant for sales to original equipment manufacturers. Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support, and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, our financial condition, results of operations and cash flows could be adversely affected.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business prospects and stock valuation could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have expended significant resources to comply with our obligations under Section 404 with respect to the fiscal years ended January 31, 2007, 2006 and 2005. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including delisting from the NYSE, securities litigation, events of default under our credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our Common Shares.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.
Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2007 to settle these cases is $305,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $28,000. As of January 31, 2007, there were a total of 37 cases pending against the Company, as compared to 51 cases that were pending as of January 31, 2006. During the fiscal year ended January 31, 2007, 20 new cases were filed against the Company, and the Company was dismissed from or settled 34 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

We maintain defined benefit pension plans that we must fund. In these plans’ fiscal years ended October 31, 2006, we contributed approximately $0.1 million to these plans. As of January 31, 2007, our unfunded pension liability was approximately $3.3 million. The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. During the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees, effective on December 31, 2006.

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
The products we sell are continually changing as a result of improved technology. Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, of third parties’ patents, trade secrets, trademarks or copyrights.

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to either enter into royalty or license agreements which are not advantageous to us, or pay material amounts of damages. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products. We may increasingly be subject to infringement claims as we expand our product offerings.

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
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 21% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen Division. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005. We have also made management changes at Flex-Kleen which we believe are helping to improve Flex-Kleen’s performance. During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill. If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would produce an adverse impact upon our results of operations. For the fiscal year ended January 31, 2007, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model, and in addition the backlog as of January 31, 2007 for the Flex-Kleen business unit totaled $4.1 million, or an increase of 14.1% over same period last year. Please refer to page 21 “Critical Accounting Policies and Estimates” for additional information concerning goodwill impairment.

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

Item 1B.  Unresolved Staff Comments:

None

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status
Executive Offices,	73,000 square foot, cement	17 acres in Harleysville,	Owned
International Division,	building, with finestone facing	Pennsylvania
Systems Division and
Strobic Air Corporation

Keystone Filter Division	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
	block building	Pennsylvania

Sethco and Fybroc Divisions	93,500 square foot, cement	8 acres in Telford,	Owned(1)
	building with brick facing	Pennsylvania

Dean Pump Division	66,000 square foot, metal	17.1 acres in	Owned
	building	Indianapolis, Indiana

Duall Division	63,000 square foot, metal	7 acres in Owosso,	Owned
and Mefiag Division	and masonry building	Michigan

Flex-Kleen Division	13,760 square foot, brick	Itasca, Illinois	Leased(2)
building

	37,320 square foot, metal	Sharpsburg, North Carolina	Leased(3)
building

Flex-Kleen Canada Inc.	3,187 square foot, masonry	Barrie, Ontario, Canada	Leased(4)
building

Pristine Water Solutions Inc.	22,000 square foot, cement	2.55 acres in	Owned
	block building	Waukegan, Illinois

	600 square foot	Minot, North Dakota	Leased(5)
warehouse facility

Mefiag B.V.	34,000 square foot, metal	1.1 acres in	Owned
	and masonry building	Heerenveen, The Netherlands

	Vacant land	3 acres in	Owned
Heerenveen, The Netherlands

Mefiag (Guangzhou) Filter	11,000 square foot cement	Guangzhou, People’s Republic	Leased(6)
Systems Ltd.	building	of China

(1)	We completed a 47,000 square foot addition to this facility; the reference to 93,500 square feet includes this addition.
(2)	Flex-Kleen Division’s lease for the operation in Itasca, Illinois expires on December 31, 2007.
(3)	Flex-Kleen Division’s lease for the warehouse in Sharpsburg, North Carolina is on a month to month basis.
(4)	Flex-Kleen Canada Inc.’s lease for the sales and warehouse facility in Barrie, Ontario, Canada expires on February 29, 2008.
(5)	Pristine Water Solutions Inc.’s lease for the warehouse in Minot, North Dakota is on a month to month basis.
(6)	Mefiag (Guangzhou) Filter Systems Ltd.’s lease for the operation in Guangzhou, People’s Republic of China expires on July 31, 2010.

In addition, the Company owns a 30,000 square foot building located on 4 acres in Hauppauge, Long Island, New York. During the second quarter ended July 31, 2006, the Company listed for sale this 30,000 square foot building at an asking price of $5.0 million. The net book value of the land and building amounted to $0.8 million as of January 31, 2007, and is included in the property, plant and equipment, net, section of the consolidated balance sheet.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2007 to settle these cases is $305,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $28,000. As of January 31, 2007, there were a total of 37 cases pending against the Company, as compared to 51 cases that were pending as of January 31, 2006. During the fiscal year ended January 31, 2007, 20 new cases were filed against the Company, and the Company was dismissed from or settled 34 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based upon the present information, including the Company’s assessment of the facts of each particular claim as well as accruals, the Company believes that no pending proceeding will have a material adverse impact upon the Company’s results of operations, liquidity, or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2007.

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

		Quarter ended
Year ended January 31, 2007	April	July	October	January

Price range of common shares:
High	$15.38	$16.25	$13.70	$15.38
Low	12.67	12.10	12.29	13.23
Cash dividend paid	.0625	.0625	.0625	.0675

Year ended January 31, 2006	April	July	October	January

Price range of common shares:
High	$10.49	$11.48	$11.95	$13.10
Low	9.75	9.76	10.59	11.60
Cash dividend paid	.0581	.0581	.0581	.0625

(b) Holders. There were 450 registered shareholders on January 31, 2007, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(c) Stock Split. On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005. All references to per share amounts, number of shares outstanding, and number of shares covered by stock option and other plans have been restated to reflect the effect of the stock split.

(d) Dividends. The Board of Directors declared quarterly dividends of $.0625 per share payable on March 9, 2006, June 7, 2006, and September 6, 2006 to shareholders of record at the close of business on February 24, 2006, May 26, 2006 and August 24, 2006, respectively. The Board of Directors declared quarterly dividends of $.0675 per share payable on December 14, 2006 and March 14, 2007 to shareholders of record as of November 30, 2006 and February 28, 2007, respectively.

We expect to continue to pay comparable dividends during at least the next fiscal year.

(e) Securities Authorized For Issuance Under Equity Compensation Plans. Set forth below is information aggregated as of January 31, 2007 with respect to three equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan and the 2005 Equity Incentive Plan. Also included in the table below is information with respect to the Company’s Year 2000 Employee Stock Purchase Plan.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	956,941	$10.69	862,070
Equity compensation plans not approved
by security holders	-	-	-

Index

(f) Stock Repurchases. During the fiscal year ended January 31, 2007, the Company did not repurchase any shares pursuant to a 533,333 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000. As of January 31, 2007, an aggregate of 262,415 shares have been repurchased through such repurchase program.

The following table summarizes Met-Pro’s purchases of its Common Shares during the fiscal year ended January 31, 2007:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs	(1)
February 1-28, 2006	0	$ -	0	270,918
March 1-31, 2006	0	-	0	270,918
April 1-30, 2006	0	-	0	270,918
May 1-31, 2006	0	-	0	270,918
June 1-30, 2006	0	-	0	270,918
July 1-31, 2006	0	-	0	270,918
August 1-31, 2006	0	-	0	270,918
September 1-30, 2006	0	-	0	270,918
October 1-31, 2006	0	-	0	270,918
November 1-30, 2006	0	-	0	270,918
December 1-31, 2006	0	-	0	270,918
January 1-31, 2007	0	-	0	270,918
Total	0	-	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock splits) shares. The program has no fixed expiration date.

Index

Item 6.  Selected Financial Data:

	Years ended January 31,
	2007	2006	2005	2004	2003

Selected Operating Statement Data
Net sales	$91,411,114	$85,116,100	$72,116,289	$75,058,929	$69,619,382
Income from operations	10,151,142	9,662,604	7,384,115	9,850,090	9,160,234
Net income	7,190,829	7,313,284	4,814,679	6,346,579	5,888,379
Earnings per share, basic (a)	.64	.65	.43	.57	.54
Earnings per share, diluted (a)	.63	.65	.43	.57	.53

Selected Balance Sheet Data
Current assets (b)	$59,228,282	$53,413,413	$50,034,033	$47,569,003	$40,000,524
Current liabilities (b)	14,525,297	14,361,953	12,916,500	11,429,817	8,047,935
Working capital (b)	44,702,985	39,051,460	37,117,533	36,139,186	31,952,589
Current ratio (b)	4.1	3.7	3.9	4.2	5.0
Total assets (b)	97,166,586	89,071,391	82,687,604	80,531,131	73,123,450
Long-term obligations	5,417,990	2,723,586	4,039,068	5,447,869	7,111,995
Total shareholders’ equity	72,577,157	67,538,238	63,165,191	60,270,734	56,045,885
Total capitalization	77,995,147	70,261,824	67,204,259	65,718,603	63,157,880
Return on average total assets, % (b)	7.7	8.5	5.9	8.2	8.3
Return on average shareholders’ equity, %	10.3	11.2	7.8	10.9	11.1

Other Financial Data
Net cash flows from operating activities	$3,900,152	$4,441,414	$8,545,521	$8,232,851	$5,831,186
Capital expenditures	4,398,910	4,151,253	1,193,767	952,812	752,125
Shareholders’ equity per share (a)	6.47	6.03	5.66	5.43	5.07
Cash dividend paid per share (a)	.255	.237	.221	.206	.194
Average common shares, basic (a)	11,207,381	11,188,657	11,145,843	11,063,557	10,985,988
Average common shares, diluted (a)	11,403,759	11,333,612	11,284,007	11,197,675	11,060,437
Common shares outstanding (a)	11,215,244	11,197,110	11,157,389	11,097,703	11,051,323

(a)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective November 15, 2005.

(b)
The Company reclassified the non-current portion of pension liabilities from current liabilities to other non-current liabilities and the deferred income taxes related to these pension liabilities in accordance FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” for the fiscal years ended January 31, 2006, 2005, 2004 and 2003.

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

		Years ended January 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.8%	68.7%	68.6%

Gross profit	31.2%	31.3%	31.4%

Selling, general and administrative expense	19.8%	20.0%	21.0%
Loss on the curtailment of pension benefits	.3%	-	-
Patent litigation	-	-	.2%

Income from operations	11.1%	11.3%	10.2%

Interest expense	(.4%)	(.3%)	(.5%)
Other income, net	1.0%	.8%	.4%

Income before taxes	11.7%	11.8%	10.1%

Provision for taxes	3.8%	3.2%	3.4%

Net income	7.9%	8.6%	6.7%

FYE 2007 vs FYE 2006:

Net sales for the fiscal year ended January 31, 2007 were $91.4 million compared with $85.1 million for the fiscal year ended January 31, 2006, an increase of $6.3 million or 7.4%. Sales in the Product Recovery/Pollution Control Technologies reporting segment were $46.7 million, or $4.1 million higher than the $42.6 million of sales for the fiscal year ended January 31, 2006, an increase of 9.7%. The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our thermal oxidizer, odor control and particulate collection equipment. Sales in the Fluid Handling Technologies reporting segment totaled $25.9 million, or $2.4 million higher than the $23.5 million of sales for the fiscal year ended January 31, 2006, an increase of 9.9%. The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications. Sales in the Filtration/Purification Technologies segment were $18.8 million, or $0.2 million lower than the $19.0 million of sales for the fiscal year ended January 31, 2006, a decrease of 1.0%. This slight decrease was due to lower demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Foreign sales increased to $23.2 million for the fiscal year ended January 31, 2007, compared with $21.0 million for the same period last year, a 10.3% increase. Compared to the prior fiscal year, foreign sales increased 20.5% in the Product Recovery/Pollution Control Technologies reporting segment, increased 20.6% in the Fluid Handling Technologies reporting segment and decreased 7.9% in the Filtration/Purification Technologies segment.

Income from operations for the fiscal year ended January 31, 2007 was $10.2 million compared with $9.7 million for the fiscal year ended January 31, 2006, an increase of $0.5 million or 5.1%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $4.7 million, or $0.6 million higher than the $4.1 million for the fiscal year ended January 31, 2006, an increase of 14.9%. The increase in income from
Index

operations in the Product Recovery/Pollution Control Technologies reporting segment was principally related to (i) higher net sales and (ii) higher gross margins earned during the six-month period ended January 31, 2007, partially offset by (i) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project in the second quarter which reduced the Company’s income from operations by approximately $0.4 million, (ii) lower gross margins due to product mix and higher material cost during the six-month period ended July 31, 2006, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4.4 million, or $0.9 million higher than the $3.5 million for the fiscal year ended January 31, 2006, an increase of 23.2%. The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to higher net sales and gross margins, partially offset by (i) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco business unit and the expansion of the Company’s Telford, Pennsylvania facility, which reduced income from operations by approximately $0.3 million, (ii) the allocation of a non-cash charge for stock options, and (iii) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Income from operations in the Filtration/Purification Technologies segment was $1.1 million, or $0.9 million lower than the $2.0 million for the fiscal year ended January 31, 2006, a decrease of 47.3%. This decrease was principally related to (i) lower net sales, (ii) reduced gross margins due to product mix, (iii) increase in expenses relating to the expansion of the sales organization, (iv) non-recurring and non-capitalized expenses incurred in the first quarter from the relocation of the Company’s Mefiag business unit and the expansion of the Company’s Netherlands facility, which reduced income from operations by approximately $0.1 million, (v) the allocation of a non-cash charge for stock options, and (vi) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Net income for the fiscal year ended January 31, 2007 was $7.2 million compared with $7.3 million for the fiscal year ended January 31, 2006, a decrease of $0.1 million or 1.7%. This decrease in net income was principally related to the impact of (i) product mix and higher material costs in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments for the six-month period ended July 31, 2006, (ii) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project in the second quarter which reduced Company net income by approximately $0.3 million, (iii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income in the Fluid Handling Technologies reporting segment and Filtration/Purification Technologies segment by approximately $0.2 million and $0.1 million, respectively, (iv) a one time loss on the curtailment of pension benefits in the third quarter which reduced net income by approximately $0.2 million, (v) a non-cash charge for stock options which reduced Company net income by approximately $0.2 million in the fiscal year ended January 31, 2007, and (vi) an increase in the effective tax rate primarily related to a reduction in the tax benefit provided by the research and development tax credit which had amounted to $0.6 million in the fiscal year ended January 31, 2006, of which $0.5 million related to the three-year period ended January 31, 2005, offset by higher net sales.

The gross margin for the fiscal year ended January 31, 2007 was 31.2% compared with 31.3% for the same period in the prior year. This slight decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments for the six-month period ended July 31, 2006 and (ii) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project previously mentioned, offset by higher gross margins in the Product Recovery/Pollution Control Technologies reporting segment during the six-month period ended January 31, 2007. Procedures have been implemented to mitigate profit erosion on all larger projects. To offset higher material costs, the Company has taken certain strategic measures to increase gross margins including selected sales price increases and improved purchasing practices. The relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to promote improved operational results.

Selling expense was $8.3 million for the fiscal year ended January 31, 2007, an increase of $0.4 million over the prior year. Selling expense as a percentage of net sales was 9.0% compared with 9.2% for the prior fiscal year. The increase in absolute dollars was due primarily to the hiring of additional personnel and related costs.

General and administrative expense was $9.9 million for the fiscal year ended January 31, 2007, compared with $9.1 million in the prior fiscal year. General and administrative expense as a percentage of net sales was 10.8% for the fiscal year ended January 31, 2007 compared with 10.7% for the prior fiscal year. This increase was in part related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options, and higher legal and personnel acquisition expenses.

In the fiscal year ended January 31, 2007, the Company incurred a one time loss on the curtailment of pension benefits totaling $0.2 million. This expense was related to freezing the Company’s defined-benefit plans for all salaried and non-union hourly employees effective December 31, 2006. Future accrual benefits for these defined-benefit plans were replaced with an enhanced defined-contribution plan. The Company expects to reduce subsequent fiscal years’ pension expense, net of the increase in the defined

Index

contribution expense, by approximately $0.5 million ($0.3 million after tax) on an annual basis, assuming there are no material changes in any of the numerous variables affecting pension expense.

Interest expense was approximately $0.4 million for the fiscal year ended January 31, 2007 compared with $0.3 million for the prior year. This increase was due principally to an increase in long-term debt related to previously mentioned plant expansions.

Other income, net, was $0.9 million for the fiscal year ended January 31, 2007 compared with $0.6 million in the prior year. This change is related to higher interest income earned on cash on hand.

The effective tax rate was 33.0% for the fiscal year ended January 31, 2007 compared with 27.0% for the fiscal year ended January 31, 2006. The increase in the effective tax rate to 33.0% was primarily due to a reduction in the tax benefit provided by the research and development tax credit which had amounted to $0.6 million in the fiscal year ended January 31, 2006, of which $0.5 million related to the three-year period ended January 31, 2005.

FYE 2006 vs FYE 2005:

Net sales for the fiscal year ended January 31, 2006 were $85.1 million compared with $72.1 million for the fiscal year ended January 31, 2005, an increase of $13.0 million or 18.0%. Sales in the Product Recovery/Pollution Control Technologies reporting segment were $42.6 million, or $11.2 million higher than the $31.4 million of sales for the fiscal year ended January 31, 2005, an increase of 35.6%. The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our fume hood exhaust systems, specialty blowers, thermal oxidizer equipment and particulate collection equipment. Sales in the Fluid Handling Technologies reporting segment totaled $23.5 million, or $0.6 million higher than the $22.9 million of sales for the fiscal year ended January 31, 2005, an increase of 2.8%. The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications. Sales in the Filtration/Purification Technologies segment were $19.0 million, or $1.2 million higher than the $17.8 million of sales for the fiscal year ended January 31, 2005, an increase of 6.6%. This increase was due to higher demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Foreign sales increased to $21.0 million for the fiscal year ended January 31, 2006, compared with $15.5 million for the same period last year, a 36.0% increase. Compared to the prior fiscal year, foreign sales increased 71.9% in the Product Recovery/Pollution Control Technologies reporting segment, 19.8% in the Fluid Handling Technologies reporting segment, and 22.9% in the Filtration/Purification Technologies segment.

Income from operations for the fiscal year ended January 31, 2006 was $9.7 million compared with $7.4 million for the fiscal year ended January 31, 2005, an increase of $2.3 million or 30.9%. Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $4.1 million, or $2.5 million higher than the $1.6 million for the fiscal year ended January 31, 2005, an increase of 153.2%. The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was principally related to (i) higher net sales and (ii) higher gross margins due to product mix and lower material costs, partially offset by (i) higher management incentive program expenses and (ii) higher general and administrative payroll expenses. Income from operations in the Fluid Handling Technologies reporting segment totaled $3.5 million, or $0.1 million higher than the $3.4 million for the fiscal year ended January 31, 2005, an increase of 5.4%. The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to (i) higher net sales and (ii) higher gross margins due to product mix and lower material costs, partially offset by (i) severance costs related to the relocation of our Sethco business unit, (ii) higher management incentive program expenses and (iii) higher general and administrative payroll expenses. Income from operations in the Filtration/Purification Technologies segment was $2.0 million, or $0.4 million lower than the $2.4 million for the fiscal year ended January 31, 2005, a decrease of 16.5%. This decrease was principally related to (i) lower gross margins due to product mix and higher material costs, (ii) higher general and administrative payroll expenses, and (iii) higher management incentive program expenses, all partially offset by higher net sales.

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

Index

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

Liquidity:

The Company’s cash and cash equivalents were $17.3 million on January 31, 2007 compared with $17.7 million on January 31, 2006, a decrease of $0.4 million. This decrease is the net result of the positive cash flows provided by operating activities of $3.9 million, the proceeds from new borrowings (as discussed in the Capital Resources and Requirements section below) amounting to $4.3 million, the exercise of stock options amounting to $0.1 million and proceeds from the sale of equipment amounting to $14,310, offset by payment of the quarterly cash dividends amounting to $2.9 million, payments on long-term debt totaling $1.5 million, investment in property and equipment amounting to $4.4 million and the increase in securities available for sale totaling $21,820. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable, net were $20.8 million on January 31, 2007, an increase of $2.9 million compared with the prior fiscal year. In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories totaled $19.3 million on January 31, 2007, an increase of $2.9 million compared with the prior fiscal year. This increase is primarily attributable to inventory purchased in the fiscal year ended January 31, 2007 for projects which are expected to ship in the next six to nine-month period. Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $14.5 million on January 31, 2007 compared with $14.4 million on January 31, 2006, an increase of $0.1 million. This increase is due to a increase in the current portion of long-term debt, accounts payable and dividend payable, offset by a decrease in customer advances payable.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5.0 million, all of which are available for working capital purposes, except for $0.4 outstanding as of January 31, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands. Cash flows, in general, have exceeded the current needs of the Company. The Company presently foresees no change in this situation in the immediate future. As of January 31, 2007 and 2006, working capital was $44.7 million and $39.1 million, respectively, and the current ratio was 4.1 and 3.7, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2007 amounted to $3.9 million compared with $4.4 million in the fiscal year ended January 31, 2006, a decrease of $0.5 million. This decrease in cash flows from operating activities was due principally to the decrease in customers’ advances and other non-current liabilities, offset by an increase in accounts receivable and a decrease in other assets.

Index

Cash flows used in investing activities during the fiscal year ended January 31, 2007 amounted to $4.4 million compared with $4.1 million during the fiscal year ended January 31, 2006. The increase in investing activities is partially due to capital expenses incurred in connection with the expansion of the Company’s Telford, Pennsylvania facility, for which the Company incurred costs of $1.9 million for the fiscal year ended January 31, 2007. This expansion was required to accommodate the relocation of the Sethco business unit from Hauppauge, New York to the Telford, Pennsylvania facility. In addition, the increase in investing activities was partially due to an expansion and renovation of our Mefiag B.V. facility in the Netherlands, for which the Company has incurred costs of $1.1 million in the fiscal year ended January 31, 2007. This expansion was required in order to accommodate the projected growth of Mefiag B.V. The balance of the increase was due to the Company’s capital expenditures in the two reporting segments and one other segment, and in its corporate headquarters.

During the second quarter, the Company listed for sale, its 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, previously occupied by the Sethco business unit at an asking price of $5.0 million. The net book value of the land and building amounted to $0.8 million as of January 31, 2007, and is included in the property, plant and equipment, net, section of the consolidated balance sheet. The Company is investigating the possible purchase of a property to be occupied by one of its business units utilizing a Section 1031 tax free exchange.

Financing activities during the fiscal year ended January 31, 2007 provided $0.1 million of available resources, compared with $3.5 million utilized during the fiscal year ended January 31, 2006. The fiscal year 2007 activity is the result of the proceeds from new borrowings of $4.3 million and the exercise of stock options totaling $0.1 million, offset by the reduction of debt totaling $1.5 million, and the payment of dividends amounting to $2.9 million. During the fiscal year ended January 31, 2007, the Company borrowed $3.5 million in an industrial revenue bond for a term of fifteen years, at a fixed interest rate swap of 4.71% in order to finance the expansion of the Telford, Pennsylvania facility. In addition, during the fiscal year ended January 31, 2007, the Company’s Mefiag B.V. business unit borrowed $0.9 million (0.7 million Euro) from a bank for a term of ten years, at a fixed interest rate of 3.82% for the expansion of its facility in the Netherlands.

The Company paid $1.5 million of scheduled debt during the current fiscal year. The percentage of long-term debt to equity at January 31, 2007 increased to 7.5% compared with 4.0% at January 31, 2006, as a result of the debt incurred from the previously mentioned facility expansions.

During the fiscal year ended January 31, 2007, the Company did not repurchase any shares pursuant to a 533,333 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000. As of January 31, 2007, an aggregate of 262,415 shares have been repurchased through such repurchase program.

The Board of Directors declared quarterly dividends of $.0625 per share payable on March 9, 2006, June 7, 2006 and September 6, 2006 to shareholders of record at the close of business on February 24, 2006, May 26, 2006 and August 24, 2006, respectively, and quarterly dividends of $.0675 per share payable on December 14, 2006 and March 14, 2007 to shareholders of record at the close of business on November 30, 2006 and February 28, 2007, respectively.

On October 10, 2005, the Board of Directors declared a four-for-three stock split which was paid on November 15, 2005 to shareholders of record on November 1, 2005. All references in the financial statements to per share amounts, number of shares outstanding, and number of shares covered by stock option and similar plans have been restated to reflect the effect of the stock split.

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the fiscal year ended January 31, 2007 consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date not later than December 31, 2008. The impact of adopting SFAS No. 158 resulted in an increase in pension liabilities and an increase in accumulated other comprehensive loss of approximately $0.3 million, prior to any deferred tax adjustment.

As part of our commitment to the future, the Company expended $2.3 million and $2.0 million on research and development in the fiscal years ended January 31, 2007 and 2006, respectively.

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
Index

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that is material to investors.

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations by required payment periods:

Payments Due By Period	Long-Term Debt	Purchase Obligations	Operating Leases	Interest Expense	Pension Contributions	Total Contractual Cash Obligations
Less than 1 Year	$1,955,202	$9,294,163	$171,961	$265,331	$99,300	$11,785,957
1 - 3 Years	1,928,364	-	80,119	425,329	197,322	2,631,134
3 - 5 Years	728,364	-	19,691	311,409	187,930	1,247,394
More than 5 Years	2,684,397	-	-	611,602	392,476	3,688,475
Total	$7,296,327	$9,294,163	$271,771	$1,613,671	$877,028	$19,352,960

Future expected obligations under the Company's pension plans are included in the contractual cash obligations table above.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will be required to contribute approximately $99,300 to its pension and defined contribution plans during the fiscal year ended January 31, 2008.

Recent Accounting Pronouncements:

    In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the Company with its fiscal year ended January 31, 2006. FIN No. 47 has not had a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. SFAS No. 154 has not had a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the

Index

impact of the adoption of FIN No. 48 but does not currently expect the adoption of this new standard to have a material impact on our position condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of January 31, 2007. The adoption of this bulletin did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the fiscal year ended January 31, 2007 consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date not later than December 31, 2008. The impact of adopting SFAS No. 158 resulted in an increase in pension liabilities and an increase in accumulated other comprehensive loss of approximately $0.3 million, prior to any deferred tax adjustment.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is being assessed, at least annually, for impairment. The Company performs its annual impairment test for each reporting unit using a fair value approach. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments. In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows. These assumptions were based upon market and industries outlooks, our business plans and historical data. Inherent uncertainties exist in determining and applying such factors. The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to the Company.

During the fiscal year ended January 31, 2007, we performed an impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets. In each case, except for the Flex-Kleen reporting unit which represents 53.5% of the total company-wide goodwill, the fair value of the reporting unit exceeded the carrying amount, including goodwill, by a significant

Index

amount. For the Flex-Kleen reporting unit, the carrying value, including goodwill of $11.1 million, as of January 31, 2007 and 2006, amounted to $12.9 million and $12.6 million, respectively. The fair value of the Flex-Kleen reporting unit as of January 31, 2007 and 2006 totaled $17.5 million and $14.8 million, respectively. As a result, the fair value exceeded the carrying amount, including goodwill, by $4.6 million and $2.2 million in the fiscal years ended January 31, 2007 and 2006, respectively. Therefore, as of January 31, 2007, the Flex-Kleen reporting unit’s goodwill was not impaired.

Our Flex-Kleen reporting unit, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005. In the fiscal years ended January 31, 2007, 2006 and 2005, the actual results exceeded the projected results used in the impairment model.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for the Flex-Kleen reporting unit by $2.6 million, $1.5 million and $1.1 million, respectively. Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 11 to the consolidated financial statements and include, among others, the discount rate and the expected long-term rate of return on plan assets. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005. During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. For the fiscal year ended January 31, 2007, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model, and in addition the backlog as of January 31, 2007 for the Flex-Kleen business unit totaled $4.1 million or an increase of 14.1% over the same period last year;

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

•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;

Index

•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix and the cost of materials, with effect on margins;
•	changes in our existing management;
•	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;
•	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
•	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
•	the effect of acquisitions and other strategic ventures;
•	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
•	the cancellation or delay of purchase orders or shipments;
•	losses related to international sales; and
•	failure in execution of acquisition strategy.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risks:

We are exposed to certain market risks, primarily changes in interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  For Met-Pro Corporation, these exposures are primarily related to changes in interest rates.  We do not currently hold any derivatives or other financial instruments purely for trading or speculative purposes.

The fair value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2007 was $7.4 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2007.  Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008. The Company swapped the ninety day LIBOR for a fixed rate of 5.23%. As a result, the effective fixed interest rate is 5.98%. Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021. The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%. These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133”. There was no hedge ineffectiveness as of January 31, 2007. The fair value of the interest rate swap agreements resulted in a decrease in equity of $48,425 (net of tax) at January 31, 2007 and a decrease in equity of $12,385 (net of tax) at January 31, 2006. These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity. See Note 5, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in The Netherlands, Canada and China. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the limited size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ended January 31, 2008.

All of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported in accumulated other comprehensive income/(loss) in shareholders’ equity in the accompanying consolidated financial statements. At January 31, 2007 the Company's marketable securities had a fair market value of $24,090, which includes an unrealized gain of $2,270. The marketable securities are composed of 547 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006. The potential loss in fair value resulting from a 10% adverse change in the equity prices of these marketable securities would be negligible to the Company overall.

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

As of January 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 31, 2007 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, has been audited by Margolis & Company P.C., an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007.

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
February 23, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Met-Pro Corporation’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 23, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of January 31, 2007 and 2006 and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2007, and our report dated February 23, 2007 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 23, 2007

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended January 31,
	2007	2006	2005
Net sales	$91,411,114	$85,116,100	$72,116,289
Cost of goods sold	62,901,830	58,441,441	49,441,456
Gross profit	28,509,284	26,674,659	22,674,833

Operating expenses
Selling	8,258,379	7,864,833	7,537,508
General and administrative	9,865,583	9,147,222	7,617,918
Loss on the curtailment of pension benefits	234,180	-	-
Patent litigation	-	-	135,292
	18,358,142	17,012,055	15,290,718
Income from operations	10,151,142	9,662,604	7,384,115

Interest expense	(351,152)	(269,488)	(371,345)
Other income, net	932,590	629,035	282,200
Income before taxes	10,732,580	10,022,151	7,294,970

Provision for taxes	3,541,751	2,708,867	2,480,291
Net income	$7,190,829	$7,313,284	$4,814,679

Earnings per share
Basic (adjusted for stock split)	$.64	$.65	$.43
Diluted (adjusted for stock split)	$.63	$.65	$.43

Average number of common and
common equivalent shares outstanding
Basic (adjusted for stock split)	11,207,381	11,188,657	11,145,843
Diluted (adjusted for stock split)	11,403,759	11,333,612	11,284,007
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

January 31,
ASSETS	2007	2006
Current assets
Cash and cash equivalents	$17,322,194	$17,683,305
Marketable securities	24,090	-
Accounts receivable, net of allowance for
doubtful accounts of approximately
$133,000 and $247,000, respectively	20,837,589	17,909,727
Inventories	19,296,279	16,438,481
Prepaid expenses, deposits and other current assets	1,748,130	1,381,900
Total current assets	59,228,282	53,413,413

Property, plant and equipment, net	16,832,988	13,838,221
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	306,403	1,020,844
Total assets	$97,166,586	$89,071,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,955,202	$1,689,413
Accounts payable	6,450,813	5,900,281
Accrued salaries, wages and expenses	4,135,342	4,143,300
Dividend payable	757,029	699,819
Customers’ advances	981,680	1,703,092
Deferred income taxes	245,231	226,048
Total current liabilities	14,525,297	14,361,953

Long-term debt	5,417,990	2,723,586
Other non-current liabilities	3,276,551	3,050,053
Deferred income taxes	1,369,591	1,397,561
Total liabilities	24,589,429	21,533,153
Commitments
Shareholders’ equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,631,364 and 1,649,498 shares were reacquired
and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	7,910,708	7,564,180
Retained earnings	74,921,913	70,645,717
Accumulated other comprehensive (loss)	(33,471)	(321,821)
Treasury shares, at cost	(11,506,654)	(11,634,499)
Total shareholders’ equity	72,577,157	67,538,238
Total liabilities and shareholders’ equity	$97,166,586	$89,071,391
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended January 31,
2007	2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$7,190,829	$7,313,284	$4,814,679
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,602,138	1,486,340	1,491,894
Deferred income taxes	26,203	610,593	511,225
(Gain) loss on sales of property and equipment, net	13,310	13,131	(6,358)
Stock-based compensation	327,200	-	-
Allowance for doubtful accounts	(114,238)	34,002	4,823
(Increase) decrease in operating assets:
Accounts receivable	(2,681,106)	(4,428,817)	3,080,432
Inventories	(2,736,540)	(2,657,517)	(1,008,533)
Prepaid expenses and deposits	2,872	(141,097)	(31,363)
Other assets	332,466	(484,162)	48,833
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	416,812	228,250	683,543
Customers’ advances	(721,878)	409,760	813,818
Other non-current liabilities	242,084	2,057,647	(1,857,472)
Net cash provided by operating activities	3,900,152	4,441,414	8,545,521

Cash flows from investing activities
Proceeds from sale of property and equipment	14,310	31,565	18,965
Acquisitions of property and equipment	(4,398,910)	(4,151,253)	(1,193,767)
Securities available for sale	(21,820)	-	-
Net cash (used in) investing activities	(4,406,420)	(4,119,688)	(1,174,802)

Cash flows from financing activities
Proceeds from new borrowings	4,312,293	793,947	-
Reduction of debt	(1,492,699)	(1,800,910)	(1,233,866)
Exercise of stock options	147,174	324,281	698,685
Payment of dividends	(2,857,423)	(2,648,576)	(2,464,033)
Purchase of treasury shares	-	(140,135)	(538,499)
Payment of cash in lieu of fractional shares	-	(1,914)	-
Net cash provided by (used in) financing activities	109,345	(3,473,307)	(3,537,713)
Effect of exchange rate changes on cash	35,812	(54,590)	60,217
Net increase (decrease) in cash and cash equivalents	(361,111)	(3,206,171)	3,893,223
Cash and cash equivalents at beginning of year	17,683,305	20,889,476	16,996,253
Cash and cash equivalents at end of year	$17,322,194	$17,683,305	$20,889,476
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	($328,616)	($12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	4,814,679	-	-
Foreign currency translation adjustment	-	-	-	224,890	-
Interest rate swap, net of tax of ($70,683)	-	-	-	137,208	-
Minimum pension liability adjustment,
net of tax of ($34,594)	-	-	-	67,153	-
Total comprehensive income						5,243,930

Dividends paid, $.1631 per share	-	-	(1,861,277)	-	-	(1,861,277)
Dividend declared, $.0581 per share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(24,813)	-	-	723,498	698,685
Purchase of 43,841 treasury shares	-	-	-	-	(538,500)	(538,500)
Balances, January 31, 2005	963,496	7,930,646	66,032,446	100,635	(11,862,032)	63,165,191

Comprehensive income:
Net income	-	-	7,313,284	-	-
Foreign currency translation adjustment	-	-	-	(168,362)	-
Interest rate swap, net of tax of ($40,614)	-	-	-	79,400	-
Minimum pension liability adjustment,
net of tax of $188,347	-	-	-	(333,494)	-
Total comprehensive income						6,890,828

Stock split four-for-three	321,165	(321,165)	-	-	-	-
Cash in lieu of fractional shares	-	(1,914)	-	-	-	(1,914)
Dividends paid, $.1788 per share	-	-	(2,000,194)	-	-	(2,000,194)
Dividend declared, $.0625 per share	-	-	(699,819)	-	-	(699,819)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, January 31, 2006	1,284,661	7,564,180	70,645,717	(321,821)	(11,634,499)	67,538,238

Comprehensive income:
Net income	-	-	7,190,829	-	-
Foreign currency translation adjustment	-	-	-	291,299	-
Interest rate swap, net of tax of $21,772	-	-	-	(36,040)	-
Securities available for sale,
net of tax of ($840)	-	-	-	1,430	-
Minimum pension liability adjustment,
net of tax of $16,075	-	-	-	31,661	-
Total comprehensive income						7,479,179

Dividends paid, $.1925 per share	-	-	(2,157,604)	-	-	(2,157,604)
Dividend declared, $.0675 per share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	327,200	-	-	-	327,200
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,921,913	($33,471)	($11,506,654)	$72,577,157
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA

Years ended January 31,
	2007	2006	2005
Net sales to unaffiliated customers
Product recovery/pollution control technologies	$46,712,811	$42,563,591	$31,380,986
Fluid handling technologies	25,868,798	23,533,933	22,892,843
Filtration/purification technologies	18,829,505	19,018,576	17,842,460
	$91,411,114	$85,116,100	$72,116,289

Includes foreign sales of:
Product recovery/pollution control technologies	$9,163,071	$7,601,248	$4,420,913
Fluid handling technologies	6,989,789	5,794,645	4,834,934
Filtration/purification technologies	7,012,071	7,614,056	6,196,282
	$23,164,931	$21,009,949	$15,452,129

Income from operations
Product recovery/pollution control technologies	$4,733,862	$4,119,242	$1,626,727
Fluid handling technologies	4,362,276	3,540,428	3,357,645
Filtration/purification technologies	1,055,004	2,002,934	2,399,743
	$10,151,142	$9,662,604	$7,384,115

Depreciation and amortization expense
Product recovery/pollution control technologies	$473,354	$480,173	$486,214
Fluid handling technologies	632,464	578,861	586,272
Filtration/purification technologies	496,320	427,306	419,408
	$1,602,138	$1,486,340	$1,491,894

Capital expenditures
Product recovery/pollution control technologies	$252,777	$250,327	$315,644
Fluid handling equipment technologies	2,237,574	1,446,380	313,287
Filtration/purification technologies	1,571,101	349,443	431,848
	4,061,452	2,046,150	1,060,779
Corporate	337,458	2,105,103	132,988
	$4,398,910	$4,151,253	$1,193,767

Identifiable assets at January 31
Product recovery/pollution control technologies	$35,332,252	$34,173,031	$30,361,707
Fluid handling technologies	21,667,719	17,008,765	15,358,949
Filtration/purification technologies	20,514,339	17,653,316	15,618,157
	77,514,310	68,835,112	61,338,813
Corporate	19,652,276	20,236,279	19,192,318
	$97,166,586	$89,071,391	$80,531,131
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:

The Company manufactures and sells product recovery and pollution control equipment for purification of air and liquids, and fluid handling equipment for corrosive, abrasive and high temperature liquids. The Company has two reporting segments; Product Recovery/Pollution Control Technologies and Fluid Handling Technologies, and one other segment (Filtration/Purification Technologies).

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

Foreign currency translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of accumulated other comprehensive income in the Statement of Shareholders’ Equity.

Marketable securities:

All of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported as a component of accumulated other comprehensive income in the Statement of Shareholders’ Equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net.

Inventories:

Inventories are stated at the lower of cost (principally first-in, first-out) or market except for the inventory at the Dean Pump Division which is determined on the last-in, first-out basis (see Note 3).

Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized (see Note 4). For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-39
Machinery and equipment	5-10
Furniture and fixtures	5-7
Automotive equipment	3

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the non-depreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2007.

Costs in excess of net assets of businesses acquired:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided. SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually. The Company performed its annual impairment test for each reporting unit in the fourth quarter of the fiscal year ended January 31, 2007 using a fair value approach. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units which comprise our operating segments. In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows. These assumptions were based upon the outlook of markets and industries, our business plans and historical data. Inherent uncertainties exist in determining and applying such factors. The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to Met-Pro Corporation.

No impairment was present upon performing this test, since the fair value of each reporting unit exceeded its carrying value, including goodwill. At January 31, 2007, costs in excess of net assets of businesses acquired associated with the Company’s two reporting segments and one other segment totaled $20,798,913.

The changes in the carrying amount of costs in excess of net assets of businesses acquired by the two reporting segments and one other segment for the fiscal year ended January 31, 2007 are as follows:

Product Recovery/Pollution Control Technologies	Fluid Handling Technologies	Filtration/ Purification Technologies	Total
Balance as of February 1, 2006	$15,706,667	$11,542	$5,080,704	$20,798,913
Goodwill acquired during the period	-	-	-	-
Balance as of January 31, 2007	$15,706,667	$11,542	$5,080,704	$20,798,913

Revenue recognition:

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

Advertising:

Advertising costs are charged to operations in the year incurred and were $933,957, $1,259,192 and $1,307,722 for the years ended January 31, 2007, 2006 and 2005, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

Research and development:

Research and development costs are charged to operations in the year incurred and were $2,291,262, $1,951,829, and $2,225,859 for the years ended January 31, 2007, 2006, and 2005, respectively.

Stock-based compensation:

Effective February 1, 2006, the Company began accounting for share-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions for SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

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

Dividends:

On December 15, 2006, the Board of Directors declared a $.0675 per share quarterly cash dividend payable on March 14, 2007 to shareholders of record on February 28, 2007, amounting to an aggregate of $757,029.

Stock splits:

On October 10, 2005, the Company’s Board of Directors declared a four-for-three stock split, effective in the form of a stock distribution, which was paid on November 15, 2005 to shareholders of record on November 1, 2005. The Company retained the current par value of $.10 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Shareholders’ equity reflects the stock split by reclassifying from “Additional Paid-in Capital” to “Common Shares” an amount equal to the par value of the additional shares arising from the split.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 2), and trade accounts receivable. The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the operating segments and geographic areas. It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectable amounts.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

Supplemental cash flow information:

	2007	2006	2005
Cash paid during the year for:
Interest	$357,130	$263,433	$327,776
Income taxes	3,824,715	2,009,523	2,132,030

Recent accounting pronouncements:

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 was effective for the Company with its fiscal year ended January 31, 2006. FIN No. 47 has not had a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. SFAS No. 154 has not had a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN No. 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of January 31, 2007. The adoption of this bulletin did not have a material impact on our financial position, results of operations or cash flows.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the fiscal year ended January 31, 2007 consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date not later than December 31, 2008. The impact of adopting SFAS No. 158 resulted in an increase in the pension liabilities and an increase in accumulated other comprehensive loss of approximately $0.3 million, prior to any deferred tax adjustment.

Reclassifications:

The Company reclassified the non-current pension liabilities that were included in the current liabilities section under the heading “accrued salaries, wages and expenses” to other non-current liabilities, and the related deferred income taxes from current to non-current in accordance with FASB No. 158 for all fiscal years presented in this Annual Report on Form 10-K. The effect of the reclassification of the pension liabilities will be to reduce current liabilities and increase non-current liabilities by $3,006,842 at January 31, 2006. In addition, the reclassification of the related deferred income taxes resulted in a reduction of deferred income taxes in the current asset section by $591,534, an increase in deferred income taxes in the current liabilities section by $226,048 and a decrease in deferred income taxes in the non-current liabilities section by $817,582 at January 31, 2006. As a result of these reclassifications, the total assets decreased by $591,534 at January 31, 2006. These reclassifications had no effect upon the Company’s consolidated statements of operations, shareholders’ equity or cash flows for any of the affected periods.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Short-term investments at January 31, 2007 and 2006 were valued at cost (approximating market) and amounted to $17,322,194 and $17,683,305, respectively. Short-term investments consist principally of certificate of deposits with an original maturity of three months or less, and money market funds, both of which are considered to be cash equivalents. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Marketable securities:

At January 31, 2007, the Company's marketable securities had a fair market value of $24,090, which includes an unrealized gain of $2,270. The marketable securities are composed of 547 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

Debt:

The fair value and carrying amount of long-term debt was as follows:

		January 31,
		2007	2006
	Fair value	$7,371,688	$4,412,956
	Carrying amount	7,373,192	4,412,999

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

The Company’s financial instruments are not held for trading purposes.

NOTE 3:	INVENTORIES

	Inventories consisted of the following:

	January 31,
	2007	2006
Raw materials	$13,596,396	$9,116,168
Work in process	2,365,479	2,334,589
Finished goods	3,334,404	4,987,724
	$19,296,279	$16,438,481

At January 31, 2007 and 2006, inventories valued at the last-in, first-out method (“LIFO”) were $2,927,376 and $2,814,882, respectively. The LIFO value of inventories was lower than replacement cost by $1,468,627 and $1,063,758 at January 31, 2007 and 2006, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $983,000 at both January 31, 2007 and 2006, as a result of applying the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations”, to an acquisition completed in a prior year.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2007	2006
Land	$2,155,061	$2,117,169
Buildings and improvements	17,631,279	11,524,857
Machinery and equipment	11,653,472	11,362,610
Furniture and fixtures	4,358,170	3,737,475
Automotive equipment	1,462,080	1,317,282
Construction in progress	206,898	3,210,341
	37,466,960	33,269,734
Less accumulated depreciation	20,633,972	19,431,513
	$16,832,988	$13,838,221

The construction in progress amounting to $3,210,341 at the fiscal year ended January 31, 2006 is partially due to an expansion of the Telford, Pennsylvania facility, in which the Company incurred costs of $1,827,943. In addition, part of the construction in progress balance was due to an expansion of our Mefiag B.V. facility in Heerenveen, The Netherlands, in which the Company incurred costs of $1,063,123 in the fiscal year ended January 31, 2006.

Depreciation of property, plant and equipment charged to operations amounted to $1,569,973, $1,455,618, and $1,459,116 for the fiscal years ended in 2007, 2006 and 2005, respectively.

During the second quarter of fiscal year 2007, the Company listed for sale, its 30,000 square foot building located on four acres in Hauppauge, Long Island, New York, previously occupied by the Sethco business unit, at an asking price of $4,950,000. The net book value of the land and building amounted to $812,756 as of January 31, 2007, and is included in the property, plant and equipment, net, section of the consolidated balance sheet. Effective May 1, 2006, the Company discontinued depreciating the unused Sethco facility.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 5:	DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital. As of January 31, 2007, the Company’s Mefiag B.V. subsidiary borrowed $391,020 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	January 31,	January 31,
	2007	2006
Bond payable, bank, payable in
quarterly installments of $58,460,
plus interest at a rate of 16 basis points
below the ninety day LIBOR rate
(effective interest rate of 5.21% at
January 31, 2007), maturing April, 2021,
collateralized by the Telford, PA building.	$3,332,246	$50,000

Note payable, bank, payable in
quarterly installments of $300,000,
plus interest at a rate of 75 basis points
over the ninety day LIBOR rate
(effective interest rate of 6.12% at
January 31, 2007), maturing October, 2008.	2,400,000	3,600,000

Note payable, bank, payable in
quarterly installments of $32,585
(25,000 Euro), plus interest at a
fixed rate of 3.82%, maturing
January, 2016.	1,173,061	379,387

Line of credit, $391,020 (300,000 Euro),
payable upon demand, plus
interest at a rate of 70 basis points
over the thirty day EURIBOR rate
(effective interest rate of 4.31% at
January 31, 2007).	391,020	364,559

	7,296,327	4,393,946
Less current portion	1,955,202	1,689,413
	5,341,125	2,704,533
Fair market value of interest rate
swap liability	76,865	19,053
Long-term portion	$5,417,990	$2,723,586

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates. Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008. The Company swapped the ninety day LIBOR for a fixed rate of 5.23%. As a result, the effective fixed interest rate is 5.98%. Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021. The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%. These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment to FASB Statement No. 133”. There was no hedge ineffectiveness as of January 31, 2007. The fair value of the interest rate swap agreements resulted in a decrease in equity of $48,425 (net of tax) at January 31, 2007 and a decrease in equity of $12,385 (net of tax) at January 31, 2006. These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$1,955,202
2009	1,564,182
2010	364,182
2011	364,182
2012	364,182
Thereafter	2,684,397
$7,296,327

NOTE 6:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income/(loss) as of January 31 was comprised of the following:

	2007	2006
Interest rate swap, net of tax	($48,425)	($12,385)
Unrealized gain on securities available-for sale, net of tax	1,430	-
Foreign currency translation adjustment	691,730	400,431
Minimum pension liability adjustment, net of tax	(678,206)	(709,867)
	($33,471)	($321,821)

NOTE 7:	SHAREHOLDERS’ EQUITY

On December 15, 2000, the Company announced a 533,333 (adjusted for stock splits) share stock repurchase program, which began after the Company’s February 21, 2000 stock repurchase program was completed. During the fiscal year ended January 31, 2006, the Company repurchased 12,548 Common Shares at a cost of $140,135. At January 31, 2007, the Company had the authority to repurchase an additional 270,918 shares under the December 15, 2000 stock repurchase program.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

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

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the fiscal year ended January 31, 2007 includes compensation cost for all share-based payments granted prior to, but not vested as of February 1, 2006 and shared-based payments granted after February 1, 2006.

For the fiscal year ended January 31, 2007, the impact of the adoption of SFAS No. 123(R) as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25 is as follows: an increase in general and administrative expense by $327,200; a reduction in net income by $219,224; and a reduction in basic and diluted earnings per share by $0.02. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of February 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures reduced stock-based compensation by $17,085. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flows statement of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement.

On December 15, 2006, the Company issued 179,000 stock options, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively. Previous options granted by the Company became exercisable with one-third exercisable as of the date of grant and the remaining two-thirds vesting over a two year period. In the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share weighted-average fair value at the date of grant for stock options granted during the fiscal year ended January 31, 2007 was $4.03 per option. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

	Fiscal Years Ended
	January 31,
	2007	2006

Expected term (years)	5.0	5.0
Risk-free interest rate	3.63% - 4.58%	3.11% - 4.58%
Expected volatility	30% - 32%	30% - 32%
Dividend yield	2.26% - 3.39%	2.26% - 3.73%

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

The following table summarizes stock option transactions for the fiscal year ended January 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2006	810,742	$9.8071	7.68
Granted	179,000	14.5300
Forfeited	14,667	11.9900
Expired	-	-
Exercised	18,134	8.1200
Outstanding at January 31, 2007	956,941	$10.6892	7.49	$4,488,819

Exercisable at January 31, 2007	721,602	$9.6302	7.49	$4,149,067

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2007, 2006 and 2005 was $92,085, $227,797 and $557,135, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.48 - 5.99	32,980	2.95	$5.5533	32,980	$5.5533
$6.00 - 6.99	64,716	4.13	6.8063	64,716	6.8063
$7.00 - 8.99	205,231	5.76	7.3740	205,231	7.3740
$9.00 - 11.99	161,340	8.18	9.8813	161,340	9.8813
$12.00 - 12.99	313,674	8.19	12.4230	257,335	12.5047
$13.00 - 14.99	179,000	9.87	14.5300	-	-
	956,941	7.49	$10.6892	721,602	$9.6302

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

As of January 31, 2007, there was $924,474 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table provides the pro-forma net income and earnings per share for the fiscal year ended January 31, 2006 and 2005 as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

		January 31,	January 31,
		2006	2005

Net income, as reported		$7,313,284	$4,814,679
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	-	-
Less:	Pro-forma expense related to stock options granted,
	net of tax effects	(308,080)	(409,919)
Pro-forma		$7,005,204	$4,404,760
Earnings per share, basic:
	As reported	$.65	$.43
	Pro-forma	.63	.40
Earnings per share, diluted:
	As reported	$.65	$.43
	Pro-forma	.62	.39

For the purposes of this pro-forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 9:	INCOME TAXES

The provision for income taxes was comprised of the following:

	2007	2006	2005
Current
Federal	$2,998,574	$1,601,149	$1,501,388
State	425,314	236,709	240,048
Foreign	91,660	260,416	227,630
	3,515,548	2,098,274	1,969,066
Deferred	26,203	610,593	511,225
	$3,541,751	$2,708,867	$2,480,291

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	2007	2006
Deferred tax assets
Inventory cost capitalization	$135,157	$140,115
Pension cost	1,232,328	863,819
Non-compete agreements	195,176	238,386
Other	374,865	197,635
Total deferred tax assets	1,937,526	1,439,955

Deferred tax liabilities
Accelerated depreciation	649,252	628,737
Inventory - Dean Pump Division	363,727	344,071
Prepaid expenses	231,736	211,556
Goodwill	2,307,633	1,879,200
Total deferred tax liabilities	3,552,348	3,063,564
Net deferred tax (liabilities)	($1,614,822)	($1,623,609)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2007		2006		2005
Computed expected
federal tax expense	$3,649,077	34.0%	$3,407,531	34.0%	$2,480,291	34.0%
State income taxes,
net of federal
income tax benefit	280,707	2.6	156,228	1.5	158,432	2.2
Research and
development tax credits	(136,500)	(1.3)	(591,517)	(5.9)	-	-
Other	(251,533)	(2.3)	(263,375)	(2.6)	(158,432)	(2.2)
Effective income taxes	$3,541,751	33.0%	$2,708,867	27.0%	$2,480,291	34.0%

The research and development tax credits totaling $591,517 in the fiscal year ended January 31, 2006, includes $450,463 of research and development tax credits for the prior three fiscal years ended January 31, 2005.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 10:	LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases at January 31, 2007 were as follows:

2008	$171,961
2009	40,737
2010	39,382
2011	19,691

Rental expense for the above operating leases during the fiscal years ended in 2007, 2006, and 2005 was $160,672, $174,995, and $266,884, respectively.

NOTE 11:	EMPLOYEE BENEFIT PLANS

Pension Plans:

The Company has several defined benefit pension plans covering eligible employees in the United States. The Company contributes amounts to the pension plans equal to the amounts that are tax deductible.

In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees, effective on December 31, 2006, which resulted in the Company recognizing a curtailment loss of $234,180.

As of January 31, 2007, the Company adopted SFAS No. 158, which requires the recognition of the overfunded or underfunded status of its pension plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year they occur. The Company recognized the liability for the funded status in its consolidated balance sheet. The Company plans to change the annual measurement date for its pension plans during the fiscal year ended January 31, 2008.

On October 31, 2006, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation). This difference is due to the decline in the market value of investments during the fiscal year ended January 31, 2003 combined with a reduction in the discount rate from 7.00% to 5.75% between the fiscal years ended January 31, 2003 and 2006.

A pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2007 as an increase to the pension liability with a corresponding increase to shareholders’ equity and a decrease in intangible assets. During the fiscal year ended January 31, 2007, the Company recorded an after-tax increase to shareholders’ equity of $31,661 and a decrease to intangible assets of $690,887.

Net periodic pension cost (income) included the following components:

	2007	2006	2005
Service cost - benefits earned during the period	$708,246	$620,064	$629,673
Interest cost on projected benefit obligation	1,071,627	1,029,984	1,002,086
Expected return on assets	(1,169,858)	(1,027,598)	(996,546)
Amortization	186,051	118,306	86,147
Curtailment loss	234,180	-	-
	$1,030,246	$740,756	$721,360
Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheet at January 31, 2007 and 2006:

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$19,031,679	$16,804,683
Service cost	708,246	620,064
Interest cost	1,071,627	1,029,984
Amendments	155,004	52,045
Actuarial loss	433,170	1,415,687
Curtailment	(2,014,829)	-
Benefits paid	(872,240)	(890,784)
Benefit obligation at end of year	$18,512,657	$19,031,679

Change in plan assets:
Fair value of plan assets at beginning of year	$14,107,986	$12,052,579
Actual gain on plan assets	1,814,190	1,028,733
Employer contribution	132,106	1,917,458
Benefits paid	(872,240)	(890,784)
Fair value of plan assets at end of year	$15,182,042	$14,107,986

Funded status	($3,330,615)	($4,923,693)
Unrecognized actuarial loss	785,902	2,957,626
Unrecognized transition (asset)	(1,602)	(81,375)
Unrecognized prior service costs	292,217	691,484
Net amount recognized	($2,254,098)	($1,355,958)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability - short term	($99,472)	($132,106)
Accrued benefit liability - long term	(3,231,143)	(3,006,842)
Intangible assets	-	690,887
Accumulated other comprehensive loss	1,076,517	1,092,103
Net amount recognized	($2,254,098)	($1,355,958)

Prior to the adoption of SFAS No. 158, the Company would have recognized a reduction in the additional minimum pension liability of $402,903, and a corresponding increase to accumulated other comprehensive income of $275,671 (net of $127,232 in tax) in relation to the pension benefit plans, as required by SFAS No. 87. The total additional minimum pension liability recognized on the pension benefit plans prior to the adoption of SFAS No. 158 was $689,200. The effect of the adoption of SFAS No. 158 on the consolidated balance sheet was as follows:

January 31, 2007
Accrued benefit liability - short term	-
Accrued benefit liability - long term	($278,624)
Intangible assets	(108,693)
Accumulated other comprehensive loss (net of tax effect of $143,307)	244,010

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $18,234,033, $18,512,657 and $15,182,042, respectively, as of October 31, 2006, and $17,246,934, $19,031,679 and $14,107,986, respectively, as of October 31, 2005.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The Company contributed $132,106 to the pension plans during the plan year ended October 31, 2006 and expects an additional contribution of $99,300 during the Company’s fiscal year ending January 31, 2008.

The following benefit payments, as appropriate, are expected to be paid:

Year Ending
January 31,
2008	$887,016
2009	922,998
2010	973,248
2011	1,029,402
2012	1,150,863
2013 - 2017	6,974,849
$11,938,376

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2007	2006	2005
Discount rate	5.75%	5.75%	6.25%
Expected long-term rate of
return on assets	8.50%	8.50%	9.00%
Rate of increase in
compensation levels		3% for One Year	3% for Two Years
(where applicable)	4.50%	Then 4.50% Thereafter	Then 4.50% Thereafter

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2007	2006	2005
Discount rate	5.75%	6.25%	6.25%
Expected long-term rate of
return on assets	8.50%	8.50%	9.00%
Rate of increase in
compensation levels	3% for One Year	3% for Two Years	3% for Three Years
(where applicable)	Then 4.50% Thereafter	Then 4.50% Thereafter	Then 4.50% Thereafter

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	2006	2005
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation as of October 31:
Equity securities	75%	75%
Debt securities	25%	25%
Total	100%	100%

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere to and undertake on the behalf of the plans’ participants. The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded. The Plan is designed to provide pension benefits based on the category of the Director and length of service. The aggregate benefit obligation payable in the future under the terms of the plan was $744,966 and $750,697 at January 31, 2007 and 2006, respectively. The amounts applicable are included in the tables above. This plan was discontinued in December 1999 as to non-vested Directors.

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21. Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan. The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation. Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service. The discretionary contribution is (i) 2% for employees under 45 years old or with less than 5 years of service, (ii) 3% for employees 45 years or older and between five to nine years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service. The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level. The Company provided cash contributions to the 401(k) profit sharing plan of $257,688, $211,327, and $202,963 for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the plan. There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended in 2007, 2006 and 2005. All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2007	2006	2005
Options outstanding, beginning	213,077	260,368	342,509
Grants	-	-	11,907
Exercises	12,801	47,291	94,048
Cancellations	-	-	-
Options outstanding, ending	200,276	213,077	260,368

Options price range at January 31	$5.4844	$5.4844	$5.4844
	to	to	to
	$12.8588	$12.8588	$12.8588

Options exercisable at January 31	200,276	213,077	243,780
Options available for grant at January 31	0	0	0

2001 Plan	2007	2006	2005
Options outstanding, beginning	597,665	266,126	133,284
Grants	10,849	344,340	144,101
Exercises	5,333	4,977	9,480
Cancellations	14,667	7,824	1,779
Options outstanding, ending	588,514	597,665	266,126

Options price range at January 31	$7.3575	$7.3575	$7.3575
	to	to	to
	$14.5300	$12.8588	$12.8588

Options exercisable at January 31	521,326	424,545	128,715
Options available for grant at January 31	8,000	4,182	340,698

2005 Plan	2007	2006
Options outstanding, beginning	-	-
Grants	168,151	-
Exercises	-	-
Cancellations	-	-
Options outstanding, ending	168,151	-

Options price at January 31	$14.5300

Options exercisable at January 31	-	-
Options available for grant at January 31	498,515	666,666

The weighted average exercise prices of the Company’s stock option plans were as follows:

	2007	2006	2005
Options outstanding, beginning	$9.4379	$8.6994	$6.9060
Grants	$14.5300	$10.9835	$12.8588
Exercises	$8.1159	$6.2043	$6.7488
Cancellations	$11.9900	$11.1080	$7.3575
Options outstanding, ending	$10.6892	$9.4379	$8.6994

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 12:	OTHER INCOME, NET

Other income, net was comprised of the following:

	2007	2006	2005
Interest income	$962,296	$602,282	$276,118
Other miscellaneous income/(expense)	(29,706)	26,753	6,082
	$932,590	$629,035	$282,200

NOTE 13:	BUSINESS SEGMENT DATA

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

The Company has identified six operating segments and has aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Technologies and Fluid Handling Technologies and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of four operating segments that do not presently meet the criteria for aggregation outlined in SFAS No. 131. However, the Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10 percent or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10 percent or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10 percent or more of the combined assets of all operating segments. Since none of the operating segments included in the Filtration/Purification Technologies segment meets these criteria, and at least 75 percent of total consolidated revenue is included in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments, the Company has determined the aggregation of these operating segments into this other segment is appropriate under SFAS No. 131.

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids. Many of these products are custom designed and engineered to solve a customer’s pollution control or product recovery issues. The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives. This reporting segment is comprised of the Duall, Systems, Flex-Kleen and Strobic Air business units.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

Fluid Handling Technologies: This reportable segment consists of one operating segment that manufactures high quality centrifugal pumps that are applied on difficult applications including pumping of acids, brines, caustics, bleaches, seawater, high temperature liquids and a wide variety of waste liquids. A variety of pump configurations make these products adaptable to almost any pumping application. These products are sold worldwide through an extensive network of distributors. This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

Filtration/Purification Technologies: This other segment consists of four operating segments that produce the following products: proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems; cartridges and filter housings; filtration products for difficult industrial air and liquid applications; and filter systems using horizontal disc technology. This other segment is comprised of the Keystone Filter, Pristine Water Solutions, Mefiag and Mefiag B.V. operating segments.

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

Financial information for the two reporting segments and one other segment is shown on page 32.

NOTE 14:	GEOGRAPHIC INFORMATION

Tansfers between geographic areas are accounted for at cost and consistent with rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Income from operations by geographic segment includes an allocation of general corporate expenses. Identifiable assets are those that can be directly associated with the geographic area. Geographic information for the three years ended January 31 is presented in the following table:

	2007	2006	2005
Net sales:
United States	$68,246,183	$64,106,151	$56,664,160
Foreign	23,164,931	21,009,949	15,452,129
	$91,411,114	$85,116,100	$72,116,289

Income from operations:
United States	$7,628,754	$7,112,573	$5,731,250
Foreign	2,522,388	2,550,031	1,652,865
	$10,151,142	$9,662,604	$7,384,115

Total assets:
United States	$87,245,117	$79,295,147	$75,154,819
Foreign	9,921,469	9,776,244	7,532,785
	$97,166,586	$89,071,391	$82,687,604

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 15:	CONTINGENCIES

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2007 to settle these cases is $305,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $28,000. As of January 31, 2007, there were a total of 37 cases pending against the Company, as compared to 51 cases that were pending as of January 31, 2006. During the fiscal year ended January 31, 2007, 20 new cases were filed against the Company, and the Company was dismissed from or settled 34 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also party to a small number of other legal proceedings arising in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based upon the present information, including the Company’s assessment of the facts of each particular claim as well as accruals, the Company believes that no pending proceeding will have a material adverse impact upon the Company’s results of operations, liquidity, or financial condition.

Index

QUARTERLY FINANCIAL DATA (Unaudited)

				Earnings	Earnings
				Per Share,	Per Share,
2006	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$17,927,612	$5,954,275	$1,318,218	$.12	$.12
Second Quarter	22,646,520	7,062,723	1,956,549.18		.17
Third Quarter	21,918,792	6,713,264	1,882,022.17		.17
Fourth Quarter	22,623,176	6,944,397	2,156,495.19		.19

				Earnings	Earnings
				Per Share,	Per Share,
2007	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$19,779,041	$5,855,359	$1,207,448	$.11	$.11
Second Quarter	23,778,882	6,734,490	1,808,685.16		.16
Third Quarter	25,323,927	8,318,009	2,172,818.19		.19
Fourth Quarter	22,529,264	7,601,426	2,001,878.18		.18

Adjusted for four-for-three stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures:

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in the Company’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Company to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is accumulated and made known to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, by other employees of the Company and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by the collusion of two or more people.

Accordingly, as of January 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

Since Met-Pro Corporation is an accelerated filer, its management is required to assess and report on the effectiveness of its internal control over financial reporting as of January 31, 2007. As a result of that assessment, management determined that there were no material weaknesses as of January 31, 2007 and, therefore, concluded that Met-Pro’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in Item 8: Financial Statements and Supplementary Data.

Item 9B.  Other Information:

None.

Index

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Shareholders.

Item 10.  Directors, Executive Officers and Corporate Governance:

We have codes of ethics that apply to all Directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer (who is also our principal accounting officer). You can find our codes of ethics on our website by going to the following address: www.met-pro.com, and clicking on the link for our codes of ethics under the “Investor Relations - Corporate Governance” captions. We will post on our website any amendments to the codes of ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange.

Our Board of Directors has adopted charters for the three standing committees of the Board, those being the Audit, Compensation and Stock Option, and Corporate Governance and Nominating Committees. You can find these documents on our website by going to the following address: www.met-pro.com, and clicking on the link “charters” under the “Investor Relations - Corporate Governance” captions.

You may obtain a printed copy of any of the foregoing materials by writing to: Corporate Secretary, Met-Pro Corporation, 160 Cassell Road, Harleysville, PA 19438.

The information required by this Item (except for the information set forth on page 6 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Stock Option Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

  The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements and Schedules:

	(1)	Financial Statements and Schedules:

Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data that appears on page 24 of this report.

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

(3)(g)	By-Laws of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(4)	Shareholders’ Rights Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2000.

(10)(b)	The 1997 Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 16, 1998.*

(10)(d)	Amendment No. 1 to the 1997 Stock Option Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(f)	Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(g)	Key Employee Severance Agreement between Met-Pro Corporation and Raymond J. De Hont, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(i)	Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(j)	The Company’s Director’s Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(k)	Amendment No. 1 to the Company’s Director’s Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(l)	Amendment No. 2 to the Company’s Director’s Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(m)	Restoration Plan, effective February 1, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

Index

Exhibit No.	Description

(10)(n)	Amendment No. 1 to the Company’s Restoration Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(o)	Additional 1% Supplemental Executive Retirement Plan, effective February 1, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(p)	The 2001 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 22, 2001.*

(10)(q)	Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 13, 2000.*

(10)(r)	Salaried Pension Plan Amended and Restated effective September 1, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(s)	First Amendment to the Company’s Salaried Pension Plan dated August 15, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(t)	Second Amendment to the Company’s Salaried Pension Plan dated October 23, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(u)	Amendment No. 3 to the Company’s Directors’ Retirement Plan dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(v)	Amendment No. 1 to the Company’s Additional 1% Supplemental Executive Plan dated as of March 21, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(w)	Directors Retirement Plan Trust dated as of February 11, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(x)	Amendment No. 1 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(y)	Amendment No. 2 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(z)	Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 11, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(aa)
Amendment No. 1 to the Company’s Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(ab)	The 2005 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 9, 2005.*

(10)(ac)	Third Amendment to the Company’s Salaried Pension Plan dated as of August 31, 2005. **

(10)(ad)	Fourth Amendment to the Company’s Salaried Pension Plan dated as of April 5, 2006. **

(10)(ae)	Fifth Amendment to the Company’s Salaried Pension Plan dated as of October 18, 2006. **

Index

Exhibit No.	Description

(11)	Statement Re-computation of Per Share Earnings. See page 28 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2007:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
Subsidiary of Met-Pro Corporation

Flex-Kleen Canada, Inc.	Ontario, Canada	Flex-Kleen Canada, Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions Inc.	Delaware	Pristine Water Solutions Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.	China	a wholly-owned subsidiary of Met-Pro (Hong
Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

(23)	Consent of Independent Registered Public Accounting Firm **

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Index

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

MET-PRO CORPORATION

April 13, 2007	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	April 13, 2007
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	April 13, 2007
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	April 13, 2007
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	April 13, 2007
George H. Glatfelter II

/s/ William L. Kacin	Director	April 13, 2007
William L. Kacin

/s/ Alan Lawley	Director	April 13, 2007
Alan Lawley

/s/ Michael J. Morris	Director	April 13, 2007
Michael J. Morris

/s/ Constantine N. Papadakis	Director	April 13, 2007
Constantine N. Papadakis

Index