Form 10-Q
period 2007-04-30
MET PRO CORP
filed 2007-06-05
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2007

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

As of April 30, 2007 the Registrant had 11,220,577 Common Shares, par value of $.10 per share, issued and outstanding.

Index
MET-PRO CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2007	2007
Current assets
Cash and cash equivalents	$24,354,204	$17,322,194
Marketable securities	27,897	24,090
Accounts receivable, net of allowance for doubtful
accounts of approximately $156,000 and
$133,000, respectively	20,197,550	20,837,589
Inventories	20,613,149	19,296,279
Prepaid expenses, deposits and other current assets	1,717,692	1,748,130
Total current assets	66,910,492	59,228,282
Property, plant and equipment, net	16,114,947	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	300,022	306,403
Total assets	$104,124,374	$97,166,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,979,722	$1,955,202
Accounts payable	6,699,695	6,450,813
Accrued salaries, wages and expenses	4,909,644	4,135,342
Dividend payable	757,389	757,029
Customers' advances	2,892,004	981,680
Deferred income taxes	242,457	245,231
Total current liabilities	17,480,911	14,525,297
Long-term debt	5,034,456	5,417,990
Other non-current liabilities	3,317,132	3,276,551
Deferred income taxes	2,290,532	1,369,591
Total liabilities	28,123,031	24,589,429

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,626,031 and 1,631,364 shares were reacquired
and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	8,039,875	7,910,708
Retained earnings	77,917,406	74,921,913
Accumulated other comprehensive income (loss)	228,458	(33,471)
Treasury shares, at cost	(11,469,057)	(11,506,654)
Total shareholders' equity	76,001,343	72,577,157
Total liabilities and shareholders' equity	$104,124,374	$97,166,586
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Three Months Ended
	April 30,
	2007	2006
Net sales	$21,916,609	$19,779,041
Cost of goods sold	14,997,082	13,923,682
Gross profit	6,919,527	5,855,359

Operating expenses (income)
Selling	2,069,877	1,896,179
General and administrative	2,483,853	2,358,513
Gain on sale of building	(3,513,940)	-
	1,039,790	4,254,692
Income from operations	5,879,737	1,600,667

Interest expense	(80,152)	(59,805)
Other income, net	217,306	234,798
Income before taxes	6,016,891	1,775,660

Provision for taxes	2,138,648	568,212
Net income	$3,878,243	$1,207,448

Earnings per share, basic (1)	$.35	$.11

Earnings per share, diluted (2)	$.34	$.11

Cash dividend per share – declared (3)	$.0675	$.0625

Cash dividend per share – paid (3)	$.0675	$.0625

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 11,220,577 and 11,199,599 for the three-month periods ended April 30, 2007 and 2006, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,468,767 and 11,439,813 for the three-month periods ended April 30, 2007 and 2006, respectively.

(3)
The Board of Directors declared quarterly dividends of $.0675 per share payable on March 14, 2007 and June 12, 2007 to shareholders of record as of February 28, 2007 and May 29, 2007, respectively.  Quarterly dividends of $.0625 per share were paid on March 9, 2006 and June 7, 2006 to shareholders of record as of February 24, 2006 and May 26, 2006, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,921,913	($33,471)	($11,506,654)	$72,577,157

Comprehensive income:
Net income	-	-	3,878,243	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation
adjustment	-	-	-	234,333	-
Interest rate swap,
net of tax of ($14,799)	-	-	-	25,198	-
Securities available for sale,
net of tax of ($1,409)	-	-	-	2,398	-
Total comprehensive income						4,015,172

Dividends declared, $.0675 per
share	-	-	(757,750)	-	-	(757,750)
Stock-based compensation	-	127,527	-	-	-	127,527
Stock option transactions	-	1,640	-	-	37,597	39,237
Balances, April 30, 2007	$1,284,661	$8,039,875	$77,917,406	$228,458	($11,469,057)	$76,001,343

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	1,207,448	-	-
Foreign currency translation
adjustment	-	-	-	169,659	-
Interest rate swap,
net of tax of $43,114	-	-	-	89,833	-
Total comprehensive income						1,466,940

Dividends declared, $.0625 per
share	-	-	(700,287)	-	-	(700,287)
Stock-based compensation	-	81,800	-	-	-	81,800
Stock option transactions	-	2,589	-	-	52,642	55,231
Balances, April 30, 2006	$1,284,661	$7,648,569	$71,152,878	($62,329)	($11,581,857)	$68,441,922
See accompanying notes to consolidated financial statements.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended
April 30,
2007	2006

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$3,878,243	$1,207,448
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	417,784	370,964
Deferred income taxes	904,929	(553)
(Gain) on sale of property and equipment, net	(3,513,998)	(4,410)
Stock-based compensation	127,527	81,800
Allowance for doubtful accounts	23,302	(79,003)
(Increase) decrease in operating assets:
Accounts receivable	761,011	1,740,117
Inventories	(1,214,553)	(1,147,983)
Prepaid expenses, deposits and other current assets	44,199	86,777
Other assets	(1,935)	(2,250)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	787,810	(1,072,742)
Customers’ advances	1,908,041	262,518
Other non-current liabilities	40,581	549
Net cash provided by operating activities	4,162,941	1,443,232

Cash flows from investing activities
Proceeds from sale of property and equipment	4,342,598	4,410
Acquisitions of property and equipment	(354,559)	(2,227,748)
Net cash provided by (used in) investing activities	3,988,039	(2,223,338)

Cash flows from financing activities
Proceeds from new borrowings	-	3,602,921
Reduction of debt	(367,235)	(330,508)
Exercise of stock options	39,238	55,232
Payment of dividends	(757,390)	(699,820)
Net cash provided by (used in) financing activities	(1,085,387)	2,627,825
Effect of exchange rate changes on cash	(33,583)	29,778

Net increase in cash and cash equivalents	7,032,010	1,877,497

Cash and cash equivalents at February 1	17,322,194	17,683,305
Cash and cash equivalents at April 30	$24,354,204	$19,560,802
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions.  Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change.  When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 does not change the transition provisions of any existing pronouncements.  SFAS No. 154 has not had a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007.  See Note 8 on page 10 for further information.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company has adopted SAB 108 effective as of January 31, 2007.  The adoption of this bulletin did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2009.  The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires that we recognize the over-funded or under-funded status of our pension plans (the Plans) as an asset or liability in the fiscal year ended January 31, 2007 consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date not later than December 31, 2008.  The impact of adopting SFAS No. 158 resulted in an increase in the pension liabilities and an increase in accumulated other comprehensive loss of approximately $0.3 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115”.  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The statement also established presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the potential impact of SFAS No. 159 on our financial position, results of operations and cash flows.

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

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2007 and the results of operations and changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2007 and 2006.  The results of operations for the three-month periods ended April 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options:

On December 15, 2006, the Company granted 179,000 stock options to employees and directors, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from the grant date, respectively. Previous options granted by the Company became exercisable with one-third exercisable as of the date of grant and the remaining two-thirds vesting over a two year period.  In the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share weighted-average fair value at the date of grant for stock options granted during the fiscal year ended January 31, 2007 was $4.03 per option. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Three Months Ended
	April 30,
	2007	2006
Expected term (years)	5.0	5.0
Risk-free interest rate	4.50% - 4.58%	3.63% - 4.58%
Expected volatility	29% - 30%	30% - 32%
Dividend yield	1.86% - 3.39%	2.26% - 3.39%

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

The following table summarizes stock option transactions for the three-month period ended April 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2007	956,941	$10.6892	7.49
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	5,333	7.3575
Outstanding at April 30, 2007	951,608	$10.7078	7.25	$4,189,169

Exercisable at April 30, 2007	716,269	$9.6471	7.25	$3,912,906

The aggregate intrinsic value of options exercised during the three-month periods ended April 30, 2007 and 2006 was $44,597 and $43,332, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of April 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.48 – 5.99	32,980	2.71	$5.5533	32,980	$5.5533
$6.00 – 6.99	64,716	3.88	6.8063	64,716	6.8063
$7.00 – 8.99	199,898	5.51	7.3744	199,898	7.3744
$9.00 – 11.99	161,340	7.93	9.8813	161,340	9.8813
$12.00 – 12.99	313,674	7.94	12.4230	257,335	12.5047
$13.00 – 14.99	179,000	9.77	14.5300	-	-
	951,608	7.25	$10.7078	716,269	$9.6471

As of April 30, 2007, there was $823,508 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 5 – MARKETABLE SECURITIES

At April 30, 2007 the Company's marketable securities had a fair market value of $27,897, which includes an unrealized gain of $3,807.  The marketable securities are composed of 547 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	April 30,	January 31,
	2007	2007
Raw materials	$14,269,243	$13,596,396
Work in progress	3,388,562	2,365,479
Finished goods	2,955,344	3,334,404
	$20,613,149	$19,296,279

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended
	April 30,
	2007	2006
Cash paid during the period for:
Interest	$88,237	$59,277
Income taxes	376,903	360,475

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on February 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized an increase of  $125,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the February 1, 2007 balance of retained earnings.

The amount of unrecognized tax benefits as of February 1, 2007, prior to the FIN No. 48 adjustment amounted to $38,000. The total unrecognized tax benefit amounted to $163,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  The Company had accrued approximately $65,000 for the payment of interest and penalties through February 1, 2007, which is included in the $163,000 unrecognized tax benefit amount.

The Company plans to enter into Voluntary Disclosure programs in several taxing jurisdictions. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital.  As of April 30, 2007, the Company’s Mefiag B.V. subsidiary had borrowed $409,410 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	April 30,	January 31,
	2007	2007

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of 5.20%
at April 30, 2007), maturing April, 2021, collateralized
by the Telford, PA building.	$3,273,785	$3,332,246

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of 6.11%
at April 30, 2007), maturing October, 2008.	2,100,000	2,400,000

Note payable, bank, payable in quarterly installments of
$34,117 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016.	1,194,114	1,173,061

Line of credit, $409,410 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 4.56% at
April 30, 2007).	409,410	391,020

	6,977,309	7,296,327
Less current portion	1,979,722	1,955,202
	4,997,587	5,341,125
Fair market value of interest rate
swap liability	36,869	76,865
Long-term portion	$5,034,456	$5,417,990

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of April 30, 2007.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $23,227 (net of tax) for the three-months ended April 30, 2007 and a decrease in equity of $48,425 (net of tax) for the fiscal year ended January 31, 2007.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$1,979,722
2009	1,570,312
2010	370,308
2011	370,308
2012	370,308
Thereafter	2,316,351
$6,977,309

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

	April 30,	January 31,
	2007	2007
Interest rate swap, net of tax	($23,227)	($48,425)
Unrealized gain on securities available-for sale, net of tax	3,828	1,430
Foreign currency translation adjustment	926,063	691,730
Minimum pension liability adjustment, net of tax	(678,206)	(678,206)
	$228,458	($33,471)

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Three Months Ended
	April 30,
	2007	2006
Interest income	$222,359	$245,091
Other miscellaneous expense	(5,053)	(10,293)
	$217,306	$234,798

NOTE 12 – EMPLOYEE BENEFIT PLANS

Pension Plans:

The Company has several defined benefit pension plans covering eligible employees in the United States.  In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees effective on December 31, 2006. The net periodic pension cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic pension costs:

	Pension Cost
	Three Months Ended
	April 30,
	2007	2006
Service cost	$37,064	$177,062
Interest cost	260,041	267,907
Expected return on plan assets	(314,875)	(292,465)
Amortization of transition asset	(371)	(4,029)
Amortization of prior service cost	8,695	24,703
Recognized net actuarial loss	10,184	25,839
Net periodic benefit cost	$738	$199,017

The Company contributed $24,869 to the pension plans during the three-month period ended April 30, 2007 and expects an additional contribution of $74,608 during the nine-month period ended January 31, 2008.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGMENT DATA

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

The Company has identified six operating segments and has aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Technologies and Fluid Handling Technologies and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of four operating segments that do not presently meet the criteria for aggregation outlined in SFAS No. 131. However, the Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10 percent or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10 percent or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10 percent or more of the combined assets of all operating segments.  Since none of the operating segments included in the Filtration/Purification Technologies segment meet these criteria, and at least 75 percent of total consolidated revenue is included in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments, the Company has determined the aggregation of these operating segments into this other segment is appropriate under SFAS No. 131.

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

Fluid Handling Technologies: This reportable segment consists of one operating segment that manufactures high quality centrifugal pumps that are suitable for difficult applications including the pumping of acids, brines, caustics, bleaches, seawater, high temperature liquids and a wide variety of waste liquids.  A variety of pump configurations make these products adaptable to almost any pumping application.  These products are sold worldwide through an extensive network of distributors.  This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for the two reporting segments and one other segment is shown below:

	Three Months Ended April 30,
	2007	2006
Net sales
Product recovery/pollution control technologies	$10,546,886	$9,298,349
Fluid handling technologies	6,054,072	5,917,494
Filtration/purification technologies	5,315,651	4,563,198
	$21,916,609	$19,779,041

Income from operations
Product recovery/pollution control technologies	$913,060	$566,714
Fluid handling technologies	1,163,314	695,544
Filtration/purification technologies	289,423	338,409
	2,365,797	1,600,667
Gain on sale of building	3,513,940	-
	$5,879,737	$1,600,667

	April 30,	January 31,
	2007	2007
Identifiable assets
Product recovery/pollution control technologies	$34,810,198	$35,332,252
Fluid handling technologies	20,968,230	21,667,719
Filtration/purification technologies	20,822,904	20,514,339
	76,601,332	77,514,310
Corporate	27,523,042	19,652,276
	$104,124,374	$97,166,586

NOTE 14 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three-month periods ended April 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 18, 2007

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended January 31, 2007.

 Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2007		2006
Net sales	100.0%		100.0%
Cost of goods sold	68.4%		70.4%
Gross profit	31.6%		29.6%

Selling expenses	9.4%		9.6%
General and administrative expenses	11.3%		11.9%
Gain on sale of building	(16.0%	)	-
Income from operations	26.9%		8.1%

Interest expense	(.4%	)	(.3%	)
Other income, net	1.0%		1.2%
Income before taxes	27.5%		9.0%

Provision for taxes	9.8%		2.9%
Net income	17.7%		6.1%

Three Months Ended April 30, 2007 vs. Three Months Ended April 30, 2006:

Net sales for the three-month period ended April 30, 2007 were $21,916,609 compared with $19,779,041 for the three-month period ended April 30, 2006, an increase of $2,137,568 or 10.8%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $10,546,886, or $1,248,537 higher than the $9,298,349 of sales for the three-month period ended April 30, 2006, an increase of 13.4%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our particulate collection equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $6,054,072, or $136,578 higher than the $5,917,494 of sales for the three-month period ended April 30, 2006, an increase of 2.3%.  The slight sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $5,315,651, or $752,453 higher than the $4,563,198 of sales for the three-month period ended April 30, 2006, an increase of 16.5%.  This increase was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $30,022,963 and $21,505,842 as of April 30, 2007 and 2006, respectively.  Backlog for the Product Recovery/Pollution Control Technologies reporting segment was $22,492,367 or 37% higher than the $16,413,846 backlog at April 30, 2006.  The increase in backlog in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our turnkey air and water pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, as well as increased demand for our chemical odor control systems.  Backlog for the Fluid Handling Technologies reporting segment was $5,094,113 or 49.9% higher than the

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

$3,397,806 backlog at April 30, 2006.  The increase in backlog in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our fiberglass reinforced plastic centrifugal pumps.  Backlog for the Filtration/Purification Technologies segment was $2,436,483 or 43.8% higher than the $1,694,190 backlog at April 30, 2006.  The increase in backlog in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems as well as our filter, cartridge and filter housing products.  The Company expects that substantially all of the backlog existing as of April 30, 2007 will be shipped during the current fiscal year.

During the first quarter ended April 30, 2007, the Company sold a 30,000 square foot building located on four acres in Hauppauge, New York for $4,600,000.  The following table sets forth the gain on the sale of this property:

Gross sales price	$4,600,000
Less: Commission, transfer tax and closing cost	273,304
Cash proceeds	4,326,696
Less: Net book value	812,756
Gain before tax	3,513,940
Tax	1,300,158
Gain after tax	$2,213,782

Income from operations for the three-month period ended April 30, 2007 was $5,879,737 compared with $1,600,667 for the three-month period ended April 30, 2006, an increase of $4,279,070, of which $3,513,940 was due to the sale of a 30,000 square foot building located on 4 acres in Hauppauge, New York.  Excluding the gain on the sale of this building, income from operations for the three-month period ended April 30, 2007 was $2,365,797, or 47.8% higher than the $1,600,667 for the three-month period ended April 30, 2006.  For comparative purposes, the following income from operations analysis by segment does not contain the gain on the sale of the New York facility.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $913,060, or $346,346 higher than the $566,714 for the three-month period ended April 30, 2006, an increase of 61.1%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our particulate collection equipment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,163,314, or $467,770 higher than the $695,544 for the three-month period ended April 30, 2006, an increase of 67.3%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to higher net sales and gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Income from operations in the Filtration/Purification Technologies segment was $289,423 or $48,986 lower than the $338,409 for the three-month period ended April 30, 2006, a decrease of 14.5%.  This decrease was principally related to the increase in expenses relating to the expansion of the sales organization, partially offset by increased sales for our horizontal disc filter systems.

Net income for the three-month period ended April 30, 2007 was $3,878,243 compared with $1,207,448 for the three-month period ended April 30, 2006, an increase of $2,670,795.  This increase in net income was related to (i) a gain on the sale of a 30,000 square foot building located on 4 acres in Hauppauge, New York, which increased net income by $2,213,782, (ii) higher sales volume in the two reporting segments and the one other segment and (iii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments.

The gross margin for the three-month period ended April 30, 2007 was 31.6% versus 29.6% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments as a result of certain strategic measures implemented, which included selected sales price increases and improved purchasing practices.

Selling expense increased $173,698 during the three-month period ended April 30, 2007 compared with the same period last year.  Selling expense as a percentage of net sales was 9.4% for the three-month period ended April 30, 2007 compared with 9.6% for the same period last year.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $2,483,853 for the three-month period ended April 30, 2007 compared with $2,358,513 for the same period last year, an increase of $125,340.  This increase was primarily related to an increase in the expensing of stock options and higher legal and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 11.3% for the three-month period ended April 30, 2007, compared with 11.9% for the same period last year.

Interest expense was $80,152 for the three-month period ended April 30, 2007, compared with $59,805 for the same period in the prior year, an increase of $20,347.  This increase was due principally to an increase in long-term debt related to plant expansions of the Company’s Netherlands and Telford, Pennsylvania facilities.

Other income, net, was $217,306 for the three-month period ended April 30, 2007 compared with $234,798 for the same period in the prior year, a decrease of $17,492.  This decrease in interest income is principally related to fluctuations of cash on hand during the three-month period ended April 30, 2007.

The effective tax rates for the three-month periods ended April 30, 2007 and 2006 were 35.5% and 32%, respectively.  The increase in the effective tax rate to 35.5% was due to the additional tax expense related to the gain on the sale of the Company's building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 2.0%, combined with the reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).  The Company expects the effective tax rate will decrease to 33.5% in the second quarter and the balance of the fiscal year.

The Company expects to purchase a $3,200,000 facility for its Flex-Kleen business unit in the third quarter as part of an expected Section 1031 tax-free exchange relating to the building located in Hauppauge, New York which the Company sold udring this quarter.   As a result, a deferred income tax liability was recorded in the first quarter ended April 30, 2007, to record the income tax on the gain related to $3,200,000 of the net sales price totaling $4,326,696 for the Hauppauge building.  The income tax on the balance of the gain was recognized in the current liability section of the consolidated balance sheet.

Liquidity:

The Company’s cash and cash equivalents were $24,354,204 on April 30, 2007 compared with $17,322,194 on January 31, 2007, an increase of $7,032,010.  This increase is the net result of the positive cash flows provided by operating activities of $4,162,941 and the proceeds from the sale of property and equipment, namely the sale of the New York facility, amounting to $4,342,598, offset by payment of the quarterly cash dividends amounting to $757,390, payments on long-term debt totaling $367,235 and investment in property and equipment amounting to $354,559.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $20,197,550 on April 30, 2007 compared with $20,837,589 on January 31, 2007, which represents a decrease of $640,039.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $20,613,149 on April 30, 2007 compared with $19,296,279 on January 31, 2007, an increase of $1,316,870.   This increase is primarily attributable to inventory purchased in the three-month period ended April 30, 2007 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $17,480,911 on April 30, 2007, compared with $14,525,297 on January 31, 2007, an increase of $2,955,614.  This increase is due to an increase in customer advance payments, accounts payable, and accrued salaries, wages and expenses.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5,000,000, all of which are available for working capital purposes, except for $409,410 outstanding as of April 30, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

foresees no change in this situation in the immediate future.  As of April 30, 2007 and January 31, 2007, working capital was $49,429,581 and $44,702,985, respectively, and the current ratio was 3.8 and 4.1, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2007 amounted to $4,162,941 compared with $1,443,232 in the three-month period ended April 30, 2006, an increase of $2,719,709.  This increase in cash flows from operating activities was due principally to an increase in net income, customer advances, accounts payable and accrued expenses, offset by an increase in accounts receivable.

Cash flows provided by investing activities during the three-month period ended April 30, 2007 amounted to $3,988,039 compared with cash flows used in investing activities of $2,223,338 for the three-month period ended April 30, 2006, an increase of $6,211,377.  The increase in cash from investing activities is principally due to the sale of a 30,000 square foot building located on 4 acres in Hauppauge, New York amounting to $4,326,696, and a reduction in the acquisition of property and equipment in the two reporting segments and one other segment amounting to $1,873,189.  As previously discussed, the Company expects to purchase a $3,200,000 facility for its Flex-Kleen business unit in the third quarter as part of an expected Section 1031 tax-free exhange relating to the building located in Hauppauge, New York which the Company sold during this quarter.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2007 utilized $1,085,387 of available resources, compared with $2,627,825 provided during the three-month period ended April 30, 2006.  The 2007 activity is the result of the payments of the quarterly cash dividends amounting to $757,390 and the reduction of long-term debt totaling $367,235, offset by the exercise of stock options amounting to $39,238.

The Board of Directors declared quarterly dividends of $.0675 payable on March 14, 2007 and June 12, 2007 to shareholders of record as of February 28, 2007 and May 29, 2007, respectively.

Critical Accounting Policies and Estimates:

Management’s Discussion and Analysis of Financial Position and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”, effective February 1, 2002, the

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

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

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  These assumptions include, among others, the discount rate and expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005.  During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the three-month period ended April 30, 2007, the annualized projection for net sales and operating profit for our Flex-Kleen business unit currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2008;

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

•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix and the cost of materials, with effect on margins;
•	changes in our existing management;
●	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;
•	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
•	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
•	the effect of acquisitions and other strategic ventures;
•	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
•	the cancellation or delay of purchase orders or shipments;
•	losses related to international sales; and/or
•	failure in execution of acquisition strategy.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2007.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 for additional information.

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

Accordingly, as of April 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

Index
MET-PRO CORPORATION

PART II – OTHER INFORMATION

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through April 30, 2007 to settle these cases was $305,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $28,000.  As of April 30, 2007, there were a total of 37 cases pending against the Company, as compared to 37 cases that were pending as of January 31, 2007. During the fiscal quarter ended April 30, 2007, six new cases were filed against the Company, and the Company was dismissed from six cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2007 as filed with the Securities and Exchange Commission on April 13, 2007, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report which we incorporate herein by reference.

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2007:

Issuer Purchases of
Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plan or
Period	Purchased	Per Share	Programs	Programs	(1)

February 1-28, 2007	0	$ -	0	270,918
March 1-31, 2007	0	-	0	270,918
April 1-30, 2007	0	-	0	270,918
Total	0	$ -	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock split) shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

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

Met-Pro Corporation
(Registrant)

June 5, 2007	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

June 5, 2007	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index