Form 10-Q
period 2007-07-31
MET PRO CORP
filed 2007-09-07
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2007

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

As of July 31, 2007 the Registrant had 11,258,045 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2007	2007
Current assets
Cash and cash equivalents	$24,426,816	$17,322,194
Marketable securities	24,043	24,090
Accounts receivable, net of allowance for doubtful
accounts of approximately $150,000 and
$133,000, respectively	21,573,525	20,837,589
Inventories	22,082,136	19,296,279
Prepaid expenses, deposits and other current assets	1,751,891	1,748,130
Total current assets	69,858,411	59,228,282
Property, plant and equipment, net	16,217,855	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	294,610	306,403
Total assets	$107,169,789	$97,166,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,981,082	$1,955,202
Accounts payable	9,057,973	6,450,813
Accrued salaries, wages and expenses	4,264,905	4,135,342
Dividend payable	757,389	757,029
Customers' advances	2,333,909	981,680
Deferred income taxes	242,457	245,231
Total current liabilities	18,637,715	14,525,297
Long-term debt	4,517,363	5,417,990
Other non-current liabilities	3,305,321	3,276,551
Deferred income taxes	2,335,529	1,369,591
Total liabilities	28,795,928	24,589,429

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 12,846,608 shares issued,
of which 1,588,563 and 1,631,364 shares were reacquired
and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	8,254,499	7,910,708
Retained earnings	79,687,717	74,921,913
Accumulated other comprehensive income (loss)	351,891	(33,471)
Treasury shares, at cost	(11,204,907)	(11,506,654)
Total shareholders' equity	78,373,861	72,577,157
Total liabilities and shareholders' equity	$107,169,789	$97,166,586
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

  (unaudited)

	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
Net sales	$49,512,698	$43,557,923	$27,596,089	$23,778,882
Cost of goods sold	33,557,349	30,968,074	18,560,267	17,044,392
Gross profit	15,955,349	12,589,849	9,035,822	6,734,490

Operating expenses (income)
Selling	4,589,778	3,972,366	2,519,901	2,076,187
General and administrative	5,407,261	4,539,931	2,923,408	2,181,418
Gain on sale of building	(3,513,940)	-	-	-
	6,483,099	8,512,297	5,443,309	4,257,605
Income from operations	9,472,250	4,077,552	3,592,513	2,476,885

Interest expense	(170,698)	(147,314)	(90,546)	(87,509)
Other income, net	516,393	505,251	299,087	270,453
Income before taxes	9,817,945	4,435,489	3,801,054	2,659,829

Provision for taxes	3,412,001	1,419,356	1,273,353	851,144
Net income	$6,405,944	$3,016,133	$2,527,701	$1,808,685

Earnings per share, basic (1)	$.57	$.27	$.23	$.16
Earnings per share, diluted (2)	$.56	$.27	$.22	$.16
Cash dividend per share – declared (3)	$.1350	$.1250	$.0675	$.0625
Cash dividend per share – paid (3)	$.1350	$.1250	$.0675	$.0625

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 11,226,822 and 11,202,088 for the six-month periods ended July 31, 2007 and 2006, respectively, and 11,222,658 and 11,201,507 for the three-month periods ended July 31, 2007 and 2006, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,473,431 and 11,379,867 for the six-month periods ended July 31, 2007 and 2006, respectively, and 11,470,742 and 11,383,659 for the three-month periods ended July 31, 2007 and 2006, respectively.

(3)
The Board of Directors declared quarterly dividends of $.0675 per share payable on March 14, 2007,    June 12, 2007, and September 10, 2007 to shareholders of record as of February 28, 2007, May 29, 2007, and August 27, 2007, respectively.  Quarterly dividends of $.0625 per share were paid on March 9, 2006, June 7, 2006, and September 6, 2006 to shareholders of record as of February 24, 2006, May 26, 2006, and August 24, 2006, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,921,913	($33,471)	($11,506,654)	$72,577,157

Comprehensive income:
Net income	-	-	6,405,944	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation
adjustment	-	-	-	280,143	-
Interest rate swap,
net of tax of ($61,813)	-	-	-	105,249	-
Securities available for sale,
net of tax of $17	-	-	-	(30)	-
Total comprehensive income						6,666,306

Dividends paid, $.0675 per share	-	-	(757,751)	-	-	(757,751)
Dividends declared, $.0675 per
share	-	-	(757,389)	-	-	(757,389)
Stock-based compensation	-	255,054	-	-	-	255,054
Stock option transactions	-	88,737	-	-	301,747	390,484
Balances, July 31, 2007	$1,284,661	$8,254,499	$79,687,717	$351,891	($11,204,907)	$78,373,861

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	3,016,133	-	-
Foreign currency translation
adjustment	-	-	-	201,298	-
Interest rate swap,
net of tax of $43,599	-	-	-	90,864	-
Total comprehensive income						3,308,295

Dividends paid, $.0625 per share	-	-	(700,287)	-	-	(700,287)
Dividends declared, $.0625 per
share	-	-	(700,286)	-	-	(700,286)
Stock-based compensation	-	163,601	-	-	-	163,601
Stock option transactions	-	2,589	-	-	52,642	55,231
Balances, July 31, 2006	$1,284,661	$7,730,370	$72,261,277	($29,659)	($11,581,857)	$69,664,792
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Six Months Ended
July 31,
2007	2006

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$6,405,944	$3,016,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843,274	768,427
Deferred income taxes	899,167	(1,106)
(Gain) on sale of property and equipment, net	(3,516,683)	(11,589)
Stock-based compensation	255,054	163,601
Allowance for doubtful accounts	17,211	(79,629)
(Increase) decrease in operating assets:
Accounts receivable	(610,728)	1,607,822
Inventories	(2,654,774)	(1,405,805)
Prepaid expenses, deposits and other current assets	20,744	247,600
Other assets	(4,841)	(4,644)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,505,115	(276,556)
Customers’ advances	1,351,575	(532,636)
Other non-current liabilities	28,770	1,098
Net cash provided by operating activities	5,539,828	3,492,716

Cash flows from investing activities
Proceeds from sale of property and equipment	4,345,282	12,810
Acquisitions of property and equipment	(864,953)	(3,275,209)
Net cash provided by (used in) investing activities	3,480,329	(3,262,399)

Cash flows from financing activities
Proceeds from new borrowings	-	4,140,315
Reduction of debt	(758,148)	(713,113)
Exercise of stock options	390,484	55,232
Payment of dividends	(1,514,780)	(1,400,107)
Net cash provided by (used in) financing activities	(1,882,444)	2,082,327
Effect of exchange rate changes on cash	(33,091)	23,357

Net increase in cash and cash equivalents	7,104,622	2,336,001

Cash and cash equivalents at February 1	17,322,194	17,683,305
Cash and cash equivalents at July 31	$24,426,816	$20,019,306
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions.  Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change.  When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the statement of operations.  When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 does not change the transition provisions of any existing pronouncements.  SFAS No. 154 has not had a material impact on our financial position, results of operations or cash flows.

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

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2007 and the results of operations for the six-month and three-month periods ended July 31, 2007 and 2006, and changes in shareholders’ equity and cash flows for the six-month periods then ended.  The results of operations for the six-month and three-month periods ended July 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

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

The following table summarizes stock option transactions for the six-month period ended July 31, 2007:

Weighted
	Weighted	Average
	Average	Remaining	Aggregate
Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2007	956,941	$10.6892	7.49
Granted	-	-
Forfeited	12,667	-
Expired	-	-
Exercised	42,801	9.1232
Outstanding at July 31, 2007	901,473	$10.7169	6.99	$4,447,056

Exercisable at July 31, 2007	678,801	$9.6621	6.99	$4,064,593

The aggregate intrinsic value of options exercised during the six-month periods ended July 31, 2007 and 2006 was $279,725 and $43,332, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of July 31, 2007:

Options Outstanding			Options Exercisable
Weighted Average
	Remaining	Weighted Average		Weighted Average
Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.48 – 5.99	32,980	2.45	$5.5533	32,980	$5.5533
$6.00 – 6.99	59,382	3.63	6.8063	59,382	6.8063
$7.00 – 8.99	187,097	5.27	7.3740	187,097	7.3740
$9.00 – 11.99	153,340	7.68	9.8813	153,340	9.8813
$12.00 – 12.99	299,674	7.69	12.4243	246,002	12.5059
$13.00 – 14.99	169,000	9.51	14.5300	-	-
	901,473	6.99	$10.7169	678,801	$9.6621

As of July 31, 2007, there was $695,981 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 5 – MARKETABLE SECURITIES

At July 31, 2007 the Company's marketable securities had a fair market value of $24,043, which includes an unrealized loss of ($449).  The marketable securities are composed of 555 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	July 31, 2007	January 31, 2007
Raw materials	$15,049,792	$13,596,396
Work in progress	4,228,884	2,365,479
Finished goods	2,803,460	3,334,404
	$22,082,136	$19,296,279

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended
	July 31,
	2007	2006
Cash paid during the period for:
Interest	$173,826	$155,138
Income taxes	2,722,978	1,964,283

NOTE 8 – INCOME TAXES

The Company adopted the provisions of FIN No. 48 on February 1, 2007. Previously, the Company accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized an increase of  $125,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the February 1, 2007 balance of retained earnings.

The amount of unrecognized tax benefits as of February 1, 2007, prior to the FIN No. 48 adjustment, amounted to $38,000. The total unrecognized tax benefit amounted to $163,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented.  The Company had accrued approximately $65,000 for the payment of interest and penalties through February 1, 2007, which is included in the $163,000 unrecognized tax benefit amount.

The Company plans to enter into Voluntary Disclosure programs in several taxing jurisdictions. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next twelve months.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital.  As of July 31, 2007, the Company’s Mefiag B.V. subsidiary had borrowed $410,430 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

July 31,	January 31,
2007	2007

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of 5.19%
at July 31, 2007), maturing April, 2021, collateralized
by the Telford, PA building	$3,215,325	$3,332,246

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of 6.10%
at July 31, 2007), maturing October, 2008	1,800,000	2,400,000

Note payable, bank, payable in quarterly installments of
$34,202 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	1,162,886	1,173,061

Line of credit, $410,430 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 4.81% at
July 31, 2007)	410,430	391,020

	6,588,641	7,296,327
Less current portion	1,981,082	1,955,202
	4,607,559	5,341,125
Fair market value of interest rate
swap liability	(90,196)	76,865
Long-term portion	$4,517,363	$5,417,990

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of July 31, 2007.  The fair value of the interest rate swap agreements resulted in an increase in equity of $56,824 (net of tax) for the six-months ended July 31, 2007 and a decrease in equity of $48,425 (net of tax) for the fiscal year ended January 31, 2007.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$1,981,082
2009	1,570,648
2010	370,648
2011	370,648
2012	370,648
Thereafter	1,924,967
$6,588,641

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

	July 31,	January 31,
	2007	2007
Interest rate swap, net of tax	$56,824	($48,425)
Unrealized gain on securities available-for sale, net of tax	1,400	1,430
Foreign currency translation adjustment	971,873	691,730
Minimum pension liability adjustment, net of tax	(678,206)	(678,206)
	$351,891	($33,471)

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
Interest income	$529,028	$493,984	$306,669	$248,893
Other miscellaneous income	(12,635)	11,267	(7,582)	21,560
	$516,393	$505,251	$299,087	$270,453

NOTE 12 – EMPLOYEE BENEFIT PLANS

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

	Pension Benefits
	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
Service cost	$74,128	$354,124	$37,064	$177,062
Interest cost	520,082	535,814	260,041	267,907
Expected return on plan assets	(629,750)	(584,930)	(314,875)	(292,465)
Amortization of transition asset	(742)	(8,058)	(371)	(4,029)
Amortization of prior service cost	17,390	49,406	8,695	24,703
Recognized net actuarial loss	20,368	51,678	10,184	25,839
Net periodic benefit cost	$1,476	$398,034	$738	$199,017

The Company contributed $50,700 to the pension plans during the six-month period ended July 31, 2007 and expects an additional contribution of $52,622 during the six-month period ended January 31, 2008.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGMENT DATA

During the fiscal quarter ended October 31, 2006, management reviewed operating segment aggregation in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and based upon changes beginning in February 2006 in the manner in which management manages the Company, as well as the current economic characteristics of its operating segments, management determined that a revision of the aggregation of operating segments was appropriate.  Therefore, the segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131.  All prior year amounts related to these reporting segments have been restated to conform to the new reporting segment structure.

The Company has identified six operating segments and has aggregated those segments into two reportable segments, Product Recovery/Pollution Control Technologies and Fluid Handling Technologies and one other segment, Filtration/Purification Technologies. The Filtration/Purification Technologies segment is comprised of four operating segments that do not presently meet the criteria for aggregation outlined in SFAS No. 131. However, the Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10 percent or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10 percent or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10 percent or more of the combined assets of all operating segments.  Since none of the operating segments included in the Filtration/Purification Technologies segment meet these criteria, and at least 75 percent of total consolidated revenue is included in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments, the Company has determined the aggregation of these operating segments into this other segment is appropriate under SFAS No. 131.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for the two reporting segments and one other segment is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
Net sales
Product recovery/pollution control technologies	$25,099,730	$22,091,252	$14,552,844	$12,792,903
Fluid handling technologies	13,411,570	12,023,633	7,357,498	6,106,139
Filtration/purification technologies	11,001,398	9,443,038	5,685,747	4,879,840
	$49,512,698	$43,557,923	$27,596,089	$23,778,882

Income from operations
Product recovery/pollution control technologies	$2,594,384	$1,406,072	$1,681,324	$839,358
Fluid handling technologies	2,732,614	1,733,748	1,569,300	1,038,204
Filtration/purification technologies	631,312	937,732	341,889	599,323
	5,958,310	4,077,552	3,592,513	2,476,885
Gain on sale of building	3,513,940	-	-	-
	$9,472,250	$4,077,552	$3,592,513	$2,476,885

	July 31,	January 31,
	2007	2007
Identifiable assets
Product recovery/pollution control technologies	$36,026,103	$35,332,252
Fluid handling technologies	21,421,043	21,667,719
Filtration/purification technologies	20,343,643	20,514,339
	77,790,789	77,514,310
Corporate	29,379,000	19,652,276
	$107,169,789	$97,166,586

NOTE 14 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2007 and the related consolidated statements of operations for the six-month and three-month periods ended July 31, 2007 and 2006, and shareholders’ equity and cash flows for the six-month periods ended July 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 17, 2007

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

Six Months Ended	Three Months Ended
July 31,	July 31,
2007	2006	2007	2006
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	67.8%		71.1%		67.3%		71.7%
Gross profit	32.2%		28.9%		32.7%		28.3%

Selling expenses	9.3%		9.1%		9.1%		8.7%
General and administrative expenses	10.9%		10.4%		10.6%		9.2%
Gain on sale of building	(7.1%	)	-		-		-
Income from operations	19.1%		9.4%		13.0%		10.4%

Interest expense	(.3%	)	(.3%	)	(.3%	)	(.4%	)
Other income, net	1.0%		1.1%		1.1%		1.2%
Income before taxes	19.8%		10.2%		13.8%		11.2%

Provision for taxes	6.9%		3.3%		4.6%		3.6%
Net income	12.9%		6.9%		9.2%		7.6%

Six Months Ended July 31, 2007 vs. Six Months Ended July 31, 2006

Net sales for the six-month period ended July 31, 2007 were $49,512,698 compared with $43,557,923 for the six-month period ended July 31, 2006, an increase of $5,954,775 or 13.7%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $25,099,730, or $3,008,478 higher than the $22,091,252 of sales for the six-month period ended July 31, 2006, an increase of 13.6%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our particulate collection, fume and odor control equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $13,411,570, or $1,387,937 higher than the $12,023,633 of sales for the six-month period ended July 31, 2006, an increase of 11.5%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $11,001,398, or $1,558,360 higher than the $9,443,038 of sales for the six-month period ended July 31, 2006, an increase of 16.5%.  This increase was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $26,482,339 and $23,966,831 as of July 31, 2007 and 2006, respectively.  Backlog for the Product Recovery/Pollution Control Technologies reporting segment was $19,607,155 or 19.3% higher than the $16,430,154 backlog for the six-month period ended July 31, 2006.  The increase in backlog in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, as well as increased demand for our particulate collection equipment.  Backlog for the Fluid Handling Technologies reporting segment was $4,688,780 or 18.1% lower than the  $5,722,781  backlog for  the  six-month  period  ended  July  31,  2006.    The  decrease in  backlog  in the Fluid Handling

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Technologies reporting segment was due primarily to the timing of large projects for our fiberglass reinforced plastic centrifugal pumps.  Backlog for the Filtration/Purification Technologies segment was $2,186,404 or 20.5% higher than the $1,813,896 backlog for the six-month period ended July 31, 2006.  The increase in backlog in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems as well as our filter, cartridge and filter housing products.  The Company expects that substantially all of the backlog existing as of July 31, 2007 will be shipped during the current fiscal year.

Income from operations for the six-month period ended July 31, 2007 was $9,472,250 compared with $4,077,552 for the six-month period ended July 31, 2006, an increase of $5,394,698, of which $3,513,940 was due to the sale during the first quarter ended April 30, 2007 of the Company’s property in Hauppauge, Long Island, New York, consisting of a 30,000 square foot building situated on 4 acres.  Excluding the gain on the sale of this New York property, income from operations for the six-month period ended July 31, 2007 was $5,958,310, or 46.1% higher than the $4,077,552 for the six-month period ended July 31, 2006.  For comparative purposes, the following income from operations analysis by segment does not contain the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $2,594,384, or $1,188,312 higher than the $1,406,072 for the six-month period ended July 31, 2006, an increase of 84.5%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our particulate collection, fume and odor control equipment and higher gross margins for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,732,614, or $998,866 higher than the $1,733,748 for the six-month period ended July 31, 2006, an increase of 57.6%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to higher net sales and gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Income from operations in the Filtration/Purification Technologies segment was $631,312 or $306,420 lower than the $937,732 for the six-month period ended July 31, 2006, a decrease of 32.7%.  This decrease was principally related to the increase in expenses relating to the expansion of the sales organization, partially offset by increased sales for our horizontal disc filter systems.

Net income for the six-month period ended July 31, 2007 was $6,405,944 compared with $3,016,133 for the six-month period ended July 31, 2006, an increase of $3,389,811.  This increase in net income was related to (i) a gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782, (ii) higher sales volume in the two reporting segments and the one other segment and (iii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments, which was offset by (iv) an increase in selling, general and administrative expenses in the two reporting segments and the other segment amounting to $1,484,742.

The gross margin for the six-month period ended July 31, 2007 was 32.2% versus 28.9% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments as a result of the implementation of certain strategic measures, including among other measures, selected sales price increases and improved purchasing practices.

Selling expense increased $617,412 during the six-month period ended July 31, 2007 compared with the same period last year.  This increase was primarily due to higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment, combined with higher freight expenses in this same segment.  Selling expense as a percentage of net sales was 9.3% for the six-month period ended July 31, 2007 compared with 9.1% for the same period last year.

General and administrative expense was $5,407,261 for the six-month period ended July 31, 2007 compared with $4,539,931 for the same period last year, an increase of $867,330.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 10.9% for the six-month period ended July 31, 2007, compared with 10.4% for the same period last year.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Interest expense was $170,698 for the six-month period ended July 31, 2007, compared with $147,314 for the same period in the prior year, an increase of $23,384.  This increase was due principally to an increase in long-term debt related to plant expansions of the Netherlands and Telford, Pennsylvania facilities.

Other income, net, was $516,393 for the six-month period ended July 31, 2007 compared with $505,251 for the same period in the prior year, an increase of $11,142.  This increase in other income, net, consisted primarily of interest income, which was affected by fluctuations in the amount of cash on hand during the six-month period ended July 31, 2007.

The effective tax rates for the six-month periods ended July 31, 2007 and 2006 were 34.8% and 32.0%, respectively.  The increase in the effective tax rate to 34.8% was due to the additional tax expense related to the gain on the sale of the New York property, which increased the effective tax rate by 1.3%, combined with the reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).

On August 2, 2007, the Company expended $3,157,113 to purchase a 45,000 sq. ft. facility in suburban Chicago, Illinois to consolidate the operations of its Flex-Kleen business unit, which currently leases office space in the Chicago area and warehouse facilities in North Carolina.  The purchase was structured as part of an IRS Section 1031 tax-free exchange, in connection with the sale of the New York property.  As a result, the Company has recorded a deferred income tax liability in the first quarter ended April 30, 2007, to record the income tax on the gain related to $3,157,113 of the $4,326,696 net sales price of the New York property.  The income tax on the $1,169,583 balance of the gain is reflected in the current liability section of the consolidated balance sheet.

Three Months Ended July 31, 2007 vs. Three Months Ended July 31, 2006

Net sales for the three-month period ended July 31, 2007 were $27,596,089 compared with $23,778,882 for the three month-period ended July 31, 2006, an increase of $3,817,207 or 16.1%.  Sales in the Product Recovery/Pollution Control Technologies segment were $14,552,844 compared with $12,792,903 for the three-month period ended July 31, 2006, an increase of $1,759,941 or 13.8%.   The sales increase in the Product Recovery/Pollution Control Technologies segment was due primarily to increased demand for our particulate collection as well as our fume and odor control equipment.  Sales in the Fluid Handling Technologies segment were $7,357,498, compared with $6,106,139 for the three-month period ended July 31, 2006, an increase of $1,251,359 or 20.5%.  The sales increase in the Fluid Handling Technologies segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of applications.  Sales in the Filtration/Purification Technologies segment were $5,685,747 compared with $4,879,840 for the three-month period ended July 31, 2006, an increase of $805,907 or 16.5%.  The sales increase in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended July 31, 2007 was $3,592,513 compared with $2,476,885 for the three-month period ended July 31, 2006, an increase of $1,115,628 or 45.0%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,681,324, or $841,966 higher than the $839,358 for the three-month period ended July 31, 2006, an increase of 100.3%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our particulate collection, fume and odor control equipment and higher gross margins for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,569,300, or $531,096 higher than the $1,038,204 for the three-month period ended July 31, 2006, an increase of 51.2%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to higher net sales and gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Income from operations in the Filtration/Purification Technologies segment was $341,889 or $257,434 lower than the $599,323 for the three-month period ended July 31, 2006, a decrease of 43.0%.  This decrease was principally related to the increase in expenses relating to the expansion of the sales organization, partially offset by increased sales for our horizontal disc filter systems.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Net income for the three-month period ended July 31, 2007 was $2,527,701 compared with $1,808,685 for the three-month period ended July 31, 2006, an increase of $719,016 or 39.8%.  The increase in net income was related to (i) higher sales volume in the two reporting segments and the one other segment and (ii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments, which was offset by (iii) an increase in selling, general and administrative expenses in the two reporting segments and the other segment amounting to $1,185,704.

The gross margin for the three-month period ended July 31, 2007 was 32.7% compared with 28.3% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies segments as a result of certain strategic measures implemented, which included selected sales price increases and improved purchasing practices.

Selling expenses increased $443,714 during the three-month period ended July 31, 2007 compared with the same period last year.  This increase was primarily due to higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment, combined with higher freight expenses in this same segment.  As a percentage of net sales, selling expenses were 9.1% for the three-month period ended July 31, 2007 compared to 8.7% for the three-month period ended July 31, 2006.

General and administrative expense was $2,923,408 for the three-month period ended July 31, 2007 compared with $2,181,418 for the three-month period ended July 31, 2006, an increase of $741,990.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 10.6% for the six-month period ended July 31, 2007, compared with 9.2% of net sales for the same period last year.

Interest expense was $90,546 for the three-month period ended July 31, 2007 compared with $87,509 for the same period in the prior year, an increase of $3,037.  This increase was due principally to an increase of long-term debt related to plant expansions.

Other income, net, was $299,087 for the three-month period ended July 31, 2007 compared with $270,453 for the same period in the prior year.  This change is related to higher interest income earned on cash on hand.

The effective tax rates for the three-month periods ended July 31, 2007 and 2006 were 33.5% and 32%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $24,426,816 on July 31, 2007 compared with $17,322,194 on January 31, 2007, an increase of $7,104,622.  This increase is the net result of the positive cash flows provided by operating activities of $5,539,828, the proceeds from the sale of property and equipment, principally the sale of the New York property, amounting to $4,345,282 and the exercise of stock options amounting to $390,484, offset by payment of the quarterly cash dividends amounting to $1,514,780, payments on long-term debt totaling $758,148 and investment in property and equipment amounting to $864,953.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $21,573,525 on July 31, 2007 compared with $20,837,589 on January 31, 2007, which represents an increase of $735,936.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $22,082,136 on July 31, 2007 compared with $19,296,279 on January 31, 2007, an increase of $2,785,857.   This increase is primarily attributable to inventory purchased in the six-month period ended July 31, 2007 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Current liabilities amounted to $18,637,715 on July 31, 2007, compared with $14,525,297 on January 31, 2007, an increase of $4,112,418.  This increase is due to an increase in customer advance payments, accounts payable, and accrued salaries, wages and expenses.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5,000,000, all of which are available for working capital purposes, except for $410,430 outstanding as of July 31, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of July 31, 2007 and January 31, 2007, working capital was $51,220,696 and $44,702,985, respectively, and the current ratio was 3.7 and 4.1, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2007 amounted to $5,539,828 compared with $3,492,716 in the six-month period ended July 31, 2006, an increase of $2,047,112.  This increase in cash flows from operating activities was due principally to an increase in net income, customer advances, deferred taxes, accounts payable and accrued expenses, offset by an increase in accounts receivable and inventories.

Cash flows provided by investing activities during the six-month period ended July 31, 2007 amounted to $3,480,329 compared with cash flows used in investing activities of $3,262,399 for the six-month period ended July 31, 2006, an increase of $6,742,782.  The increase in cash from investing activities is principally due to the sale of the New York property amounting to $4,326,696 and a reduction in the acquisition of property and equipment in the two reporting segments and one other segment amounting to $2,410,256.  As previously discussed, on August 2, 2007, the Company expended $3,157,113 of cash to purchase a property in suburban Chicago, Illinois to be occupied by its Flex-Kleen business unit, as part of a Section 1031 tax free exchange in connection with the sale of the New York property.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2007 utilized $1,882,444 of available resources, compared with $2,082,327 provided during the six-month period ended July 31, 2006.  The 2007 activity is the result of the payments of the quarterly cash dividends amounting to $1,514,780 and the reduction of long-term debt totaling $758,148, offset by the exercise of stock options amounting to $390,484.

The Board of Directors declared quarterly dividends of $.0675 payable on March 14, 2007, June 12, 2007 and September 10, 2007 to shareholders of record as of February 28, 2007, May 29, 2007 and August 27, 2007, respectively.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005.  During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the six-month period ended July 31, 2007, the annualized projection for net sales and operating profit for our Flex-Kleen business unit currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2008;

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

Accordingly, as of July 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through July 31, 2007 to settle these cases was $340,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $24,000. As of July 31, 2007, there were a total of 36 cases pending against the Company, as compared with 37 cases that were pending as of January 31, 2007. For the six-month period ended July 31, 2007, ten new cases were filed against the Company, the Company was dismissed from seven cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2007:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2007	0	$ -	0	270,918
June 1-30, 2007	0	-	0	270,918
July 1-31, 2007	0	-	0	270,918
Total	0	$ -	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock split) shares.  The program has no fixed expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Index
MET-PRO CORPORATION

Item 4.   Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 6, 2007.  At that meeting, two proposals were submitted to a vote of the Company’s shareholders.  Proposal 1 was a proposal to elect two Directors (with Raymond J. De Hont and Nicholas DeBenedictis being the nominees) to serve until the 2010 Annual Meeting of Shareholders.  Proposal 2 was to ratify the election of Margolis & Company P.C. as independent registered public accountants for the Company’s fiscal year ending January 31, 2008.

At the close of business on the record date for the meeting (which was April 13, 2007), there were 11,220,577 Common Shares outstanding and entitled to be voted at the meeting.  Holders of 10,106,474 Common Shares (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:

Number of Votes
Proposals		For	Against	Abstain/ Broker Non Vote
Proposal 1 -	Election of Directors
	Raymond J. De Hont	9,774,929	331,545	-
	Nicholas DeBenedictis	8,691,161	1,415,313	-
Proposal 2 -	Selection of Margolis & Company P.C. as
	Independent Registered Public Accountants	9,946,454	117,863	42,157

Consequently, both proposals were adopted by the shareholders.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)(af)	Description of Met-Pro Corporation FYE 2008
Management Incentive Plan.*

	(31.1)	Certification of the Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

	(31.2)	Certification of the Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

	(32.1)	Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

	(32.2)	Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Index
MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

September 7, 2007	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

September 7, 2007	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index