Form 10-Q
period 2007-10-31
MET PRO CORP
filed 2007-12-03
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2007

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

          As of October 31, 2007 the Registrant had 11,279,272 Common Shares, par value of $.10 per share, issued and outstanding (adjusted for a four-for-three stock split which was paid on November 14, 2007 to shareholders of record November 1, 2007, the Registrant had 15,039,030 Common Shares issued and outstanding).

Index

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2007	2007
Current assets
Cash and cash equivalents	$20,770,697	$17,322,194
Marketable securities	22,761	24,090
Accounts receivable, net of allowance for doubtful
accounts of approximately $171,000 and
$133,000, respectively	22,639,155	20,837,589
Inventories	20,797,505	19,296,279
Prepaid expenses, deposits and other current assets	1,549,829	1,748,130
Total current assets	65,779,947	59,228,282
Property, plant and equipment, net	19,322,717	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	288,228	306,403
Total assets	$106,189,805	$97,166,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$2,013,282	$1,955,202
Accounts payable	5,884,016	6,450,813
Accrued salaries, wages and expenses	5,968,128	4,135,342
Dividend payable	826,771	757,029
Customers' advances	591,896	981,680
Deferred income taxes	242,457	245,231
Total current liabilities	15,526,550	14,525,297
Long-term debt	4,273,807	5,417,990
Other non-current liabilities	3,293,511	3,276,551
Deferred income taxes	2,301,030	1,369,591
Total liabilities	25,394,898	24,589,429

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 15,928,810 and 12,846,608 shares issued,
of which 889,780 and 1,631,364 shares were reacquired
and held in treasury at the respective dates	1,194,661	1,284,661
Additional paid-in capital	2,182,846	7,910,708
Retained earnings	81,644,555	74,921,913
Accumulated other comprehensive income (loss)	627,736	(33,471)
Treasury shares, at cost	(4,854,891)	(11,506,654)
Total shareholders' equity	80,794,907	72,577,157
Total liabilities and shareholders' equity	$106,189,805	$97,166,586
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net sales	$77,572,214	$68,881,850	$28,059,516	$25,323,927
Cost of goods sold	52,494,210	47,973,992	18,936,861	17,005,918
Gross profit	25,078,004	20,907,858	9,122,655	8,318,009

Operating expenses (income)
Selling	6,715,332	6,269,844	2,125,554	2,297,478
General and administrative	8,373,726	7,396,505	2,966,465	2,856,574
Gain on sale of building	(3,513,940)	-	-	-
	11,575,118	13,666,349	5,092,019	5,154,052
Income from operations	13,502,886	7,241,509	4,030,636	3,163,957

Interest expense	(240,394)	(256,519)	(69,696)	(109,205)
Other income, net	745,131	759,712	228,738	254,461
Income before taxes	14,007,623	7,744,702	4,189,678	3,309,213

Provision for taxes	4,815,540	2,555,751	1,403,539	1,136,395
Net income	$9,192,083	$5,188,951	$2,786,139	$2,172,818

Earnings per share, basic (1) (2)	$.61	$.35	$.19	$.15
Earnings per share, diluted (1) (3)	$.60	$.34	$.18	$.14
Cash dividend per share – declared (1) (4)	$.1562	$.1444	$.0550	$.0506
Cash dividend per share – paid (1) (4)	$.1518	$.1406	$.0506	$.0469

(1)
On October 17, 2007, the Board of Directors declared a four-for-three stock split which was paid on November 14, 2007 to shareholders of record on November 1, 2007.  All references in the financial statements to per share amounts and number of shares outstanding have been restated to reflect the effect of the stock split, except for the shares outstanding and shares held in treasury as of January 31, 2007 in the Shareholders’ Equity section of the Consolidated Balance Sheet.

(2)
Basic earnings per share are based upon the weighted average number of shares outstanding of 14,989,673 and 14,939,680 for the nine-month periods ended October 31, 2007 and 2006, respectively, and 14,983,501 and 14,938,068 for the three-month periods ended October 31, 2007 and 2006, respectively.

(3)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 15,324,527 and 15,179,735 for the nine-month periods ended October 31, 2007 and 2006, respectively, and 15,312,924 and 15,176,329 for the three-month periods ended October 31, 2007 and 2006, respectively.

(4)
The Board of Directors declared quarterly dividends of $.0506 per share payable on March 14, 2007,     June 12, 2007, and September 10, 2007 to shareholders of record as of February 28, 2007, May 29, 2007, and August 27, 2007, respectively, and a quarterly dividend of $.0550 per share payable on December 10, 2007 to shareholders of record on November 26, 2007.  Quarterly dividends of $.0469 per share were paid on March 9, 2006, June 7, 2006, and September 6, 2006 to shareholders of record as of February 24, 2006, May 26, 2006, and August 24, 2006, respectively, and a quarterly dividend of $.0506 per share payable on December 14, 2006 to shareholders of record on November 30, 2006.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,921,913	($33,471)	($11,506,654)	$72,577,157

Comprehensive income:
Net income	-	-	9,192,083	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation
adjustment	-	-	-	613,965	-
Interest rate swap,
net of tax of ($28,237)	-	-	-	48,079	-
Securities available for sale,
net of tax of $492	-	-	-	(837)	-
Total comprehensive income						9,728,290

Dividends paid, $.1013 per share	-	-	(1,517,670)	-	-	(1,517,670)
Dividends declared, $.0550 per
share	-	-	(826,771)	-	-	(826,771)
Stock-based compensation	-	382,581	-	-	-	382,581
Stock option transactions	-	351,557	-	-	730,278	1,081,835
Purchase of 51,205 treasury shares	-	-	-	-	(630,515)	(630,515)
Treasury share retirement	(90,000)	(6,462,000)	-	-	6,552,000	-
Balances, October 31, 2007	$1,194,661	$2,182,846	$81,644,555	$627,736	($4,854,891)	$80,794,907

Accumulated
	Additional		Other
Common	Paid-in	Retained	Comprehensive	Treasury
Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	5,188,951	-	-
Foreign currency translation
adjustment	-	-	-	209,890	-
Interest rate swap,
net of tax of ($4,846)	-	-	-	(10,993)	-
Securities available for sale,
net of tax of ($504)	-	-	-	(1,022)	-
Total comprehensive income						5,386,826

Dividends paid, $.0938 per share	-	-	(1,400,574)	-	-	(1,400,574)
Dividends declared, $.0506 per
share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	245,402	-	-	-	245,402
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, October 31, 2006	$1,284,661	$7,828,910	$73,677,065	($123,946)	($11,506,654)	$71,160,036

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended
October 31,
2007	2006

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$9,192,083	$5,188,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,284,648	1,183,326
Deferred income taxes	904,000	(1,659)
(Gain) loss on sale of property and equipment, net	(3,540,578)	11,754
Stock-based compensation	382,581	245,402
Allowance for doubtful accounts	37,874	(67,424)
(Increase) decrease in operating assets:
Accounts receivable	(1,505,335)	(1,842,257)
Inventories	(1,231,232)	(2,414,105)
Prepaid expenses, deposits and other current assets	243,937	202
Other assets	(6,776)	25,421
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	902,945	2,064,990
Customers’ advances	(391,030)	(621,249)
Other non-current liabilities	16,960	1,648
Net cash provided by operating activities	6,290,077	3,775,000

Cash flows from investing activities
Proceeds from sale of property and equipment	4,377,115	14,310
Acquisitions of property and equipment	(4,200,072)	(4,192,649)
Securities available for sale	-	(21,820)
Net cash provided by (used in) investing activities	177,043	(4,200,159)

Cash flows from financing activities
Proceeds from new borrowings	-	4,306,406
Reduction of debt	(1,119,526)	(1,103,380)
Exercise of stock options	1,081,835	147,173
Payment of dividends	(2,274,699)	(2,100,393)
Purchase of treasury shares	(630,516)	-
Net cash provided by (used in) financing activities	(2,942,906)	1,249,806
Effect of exchange rate changes on cash	(75,711)	29,722

Net increase in cash and cash equivalents	3,448,503	854,369

Cash and cash equivalents at February 1	17,322,194	17,683,305
Cash and cash equivalents at October 31	$20,770,697	$18,537,674
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

In October 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007.  See Note 8 on page 10 for further information.

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

Treasury Share Retirement:

On October 17, 2007, the Company’s Board of Directors approved the retirement of 900,000 treasury shares (pre-split shares) and returned them to the authorized and unissued status.  The transaction reduced Common Shares, Additional Paid-in-Capital and Treasury Shares in the amounts of $90,000, $6,462,000 and $6,552,000, respectively.

Stock Splits:

On October 17, 2007, the Company’s Board of Directors declared a four-for-three stock split effected in the form of a stock distribution, paid on November 14, 2007 to shareholders of record on November 1, 2007.  The Company retained the current par value of $0.10 per share for all Common Shares.  All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s Common Shares have been restated to reflect the effect of the stock split for all periods presented, except for the shares outstanding and shares held in treasury as of January 31, 2007 in the Shareholders’ Equity section of the Consolidated Balance Sheet.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2007 and the results of operations for the nine-month and three-month periods ended October 31, 2007 and 2006, and changes in shareholders’ equity and cash flows for the nine-month periods then ended.  The results of operations for the nine-month and three-month periods ended October 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options:

On December 15, 2006, the Company granted 238,666 stock options to employees and directors, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from the grant date, respectively. Previous options granted by the Company became exercisable with one-third exercisable as of the date of grant and the remaining two-thirds vesting over a two year period.  In the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share weighted-average fair value at the date of grant for stock options granted during the fiscal year ended January 31, 2007 was $3.02 per option. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the nine-month period ended October 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2007	1,275,921	$8.0169	7.49
Granted	-	-
Forfeited	16,890	-
Expired	-	-
Exercised	136,578	7.9211
Outstanding at October 31, 2007	1,122,453	$7.9911	6.73	$5,568,938

Exercisable at October 31, 2007	830,003	$7.1175	6.73	$4,843,067

The aggregate intrinsic value of options exercised during the nine-month periods ended October 31, 2007 and 2006 was $553,004 and $92,085, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.49	43,973	2.20	$4.1650	43.973	$4.165
$4.50 – 5.24	79,176	3.37	5.1048	79,176	5.1048
$5.25 – 6.74	245,510	4.99	5.5307	245,510	5.5307
$6.75 – 8.99	184,008	7.42	7.4110	184,008	7.4110
$9.00 – 9.74	344,453	7.51	9.3052	277,336	9.37
$9.75 – 11.24	225,333	9.26	10.8975	-	-
	1,122,453	6.73	$7.9911	830,003	$7.1175

As of October 31, 2007, there was $568,454 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 5 – MARKETABLE SECURITIES

At October 31, 2007 the Company's marketable securities had a fair market value of $22,761, which includes an unrealized gain of $941.  The marketable securities are composed of 555 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES

Inventories consisted of the following:

October 31,	January 31,
2007	2007
Raw materials	$15,129,197	$13,596,396
Work in progress	3,002,458	2,365,479
Finished goods	2,665,850	3,334,404
	$20,797,505	$19,296,279

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended
	October 31,
	2007	2006
Cash paid during the period for:
Interest	$255,828	$247,049
Income taxes	3,592,573	2,834,775

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

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $5,000,000 which can be used for working capital.  As of October 31, 2007, the Company’s Mefiag B.V. subsidiary had borrowed $434,580 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

October 31,	January 31,
2007	2007

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of 5.19%
at October 31, 2007), maturing April, 2021, collateralized
by the Telford, PA building	$3,156,864	$3,332,246

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of 6.10%
at October 31, 2007), maturing October, 2008	1,500,000	2,400,000

Note payable, bank, payable in quarterly installments of
$36,215 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	1,195,096	1,173,061

Line of credit, $434,580 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 5.30% at
October 31, 2007)	434,580	391,020
	6,286,540	7,296,327
Less current portion	2,013,282	1,955,202
	4,273,258	5,341,125
Fair market value of interest rate swap liability	549	76,865
Long-term portion	$4,273,807	$5,417,990

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of October 31, 2007.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $346 (net of tax) for the nine-months ended October 31, 2007 and a decrease in equity of $48,425 (net of tax) for the fiscal year ended January 31, 2007.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$2,013,282
2009	1,578,700
2010	378,700
2011	378,700
2012	378,700
Thereafter	1,558,458
$6,286,540

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

	October 31,	January 31,
	2007	2007
Interest rate swap, net of tax	($346)	($48,425)
Unrealized gain on securities available-for sale, net of tax	593	1,430
Foreign currency translation adjustment	1,305,695	691,730
Minimum pension liability adjustment, net of tax	(678,206)	(678,206)
	$627,736	($33,471)

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Interest income	$745,161	$736,050	$216,133	$242,066
Other miscellaneous income (loss)	(30)	23,662	12,605	12,395
	$745,131	$759,712	$228,738	$254,461

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

	Pension Benefits
	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Service cost	$111,192	$523,584	$37,064	$169,460
Interest cost	780,123	764,040	260,041	228,226
Expected return on plan assets	(944,625)	(877,394)	(314,875)	(292,464)
Amortization of transition asset	(1,113)	(24,986)	(371)	(16,928)
Amortization of prior service cost	26,085	62,416	8,695	13,010
Recognized net actuarial loss	30,552	63,726	10,184	12,048
Curtailment loss	-	234,180	-	234,180
Net periodic benefit cost	$2,214	$745,566	$738	$347,532

The Company contributed $77,011 to the pension plans during the nine-month period ended October 31, 2007 and expects an additional contribution of $26,311 during the three-month period ended January 31, 2008.

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

The Company has identified nine operating segments and has aggregated those segments into two reportable segments, Product Recovery/Pollution Control Technologies and Fluid Handling Technologies and one other segment, Filtration/Purification Technologies. The Filtration/Purification Technologies segment is comprised of four operating segments that do not presently meet the criteria for aggregation outlined in SFAS No. 131. However, the Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10 percent or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10 percent or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10 percent or more of the combined assets of all operating segments.  Since none of the operating segments included in the Filtration/Purification Technologies segment meet these criteria, and at least 75 percent of total consolidated revenue is included in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments, the Company has determined the aggregation of these operating segments into this other segment is appropriate under SFAS No. 131.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for the two reporting segments and one other segment is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net sales
Product recovery/pollution control technologies	$40,596,227	$35,083,198	$15,496,497	$12,991,946
Fluid handling technologies	20,616,228	19,440,477	7,204,658	7,416,844
Filtration/purification technologies	16,359,759	14,358,175	5,358,361	4,915,137
	$77,572,214	$68,881,850	$28,059,516	$25,323,927

Income from operations
Product recovery/pollution control technologies	$4,606,921	$3,140,233	$2,012,537	$1,734,161
Fluid handling technologies	4,325,164	3,054,544	1,592,550	1,320,796
Filtration/purification technologies	1,056,861	1,046,732	425,549	109,000
	9,988,946	7,241,509	4,030,636	3,163,957
Gain on sale of building	3,513,940	-	-	-
	$13,502,886	$7,241,509	$4,030,636	$3,163,957

	October 31,	January 31,
	2007	2007
Identifiable assets
Product recovery/pollution control technologies	$37,407,259	$35,332,252
Fluid handling technologies	22,206,857	21,667,719
Filtration/purification technologies	20,806,083	20,514,339
	80,420,199	77,514,310
Corporate	25,769,606	19,652,276
	$106,189,805	$97,166,586

NOTE 14 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2007 and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2007 and 2006, and shareholders’ equity and cash flows for the nine-month periods ended October 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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
November 16, 2007

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

Nine Months Ended		Three Months Ended
October 31,		October 31,
2007	2006	2007	2006
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	67.7%		69.6%		67.5%		67.2%
Gross profit	32.3%		30.4%		32.5%		32.8%

Selling expenses	8.6%		9.1%		7.5%		9.1%
General and administrative expenses	10.8%		10.7%		10.6%		11.3%
Gain on sale of building	(4.5%	)	-		-		-
Income from operations	17.4%		10.6%		14.4%		12.4%

Interest expense	(.3%	)	(.4%	)	(.3%	)	(.4%	)
Other income, net	1.0%		1.1%		.8%		1.0%
Income before taxes	18.1%		11.3%		14.9%		13.0%

Provision for taxes	6.2%		3.7%		5.0%		4.5%
Net income	11.9%		7.6%		9.9%		8.5%

Nine Months Ended October 31, 2007 vs. Nine Months Ended October 31, 2006

Net sales for the nine-month period ended October 31, 2007 were $77,572,214 compared with $68,881,850 for the nine-month period ended October 31, 2006, an increase of $8,690,364 or 12.6%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $40,596,227, or $5,513,029 higher than the $35,083,198 of sales for the nine-month period ended October 31, 2006, an increase of 15.7%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, laboratory fume hood exhaust systems, particulate collection equipment, as well as our odor control equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $20,616,228, or $1,175,751 higher than the $19,440,477 of sales for the nine-month period ended October 31, 2006, an increase of 6.0%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $16,359,759, or $2,001,584 higher than the $14,358,175 of sales for the nine-month period ended October 31, 2006, an increase of 13.9%.  This increase was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $20,563,041 and $24,683,895 as of October 31, 2007 and 2006, respectively.  Backlog for the Product Recovery/Pollution Control Technologies reporting segment was $14,640,912 or 18.4% lower than the $17,934,844 backlog for the nine-month period ended October 31, 2006.  The decrease in backlog in the Product Recovery/Pollution Control Technologies reporting segment was primarily due to the timing of new orders for larger odor

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

control and particulate collection equipment projects.  Backlog for the Fluid Handling Technologies reporting segment was $3,935,673 or 22.8% lower than the $5,095,316 backlog for the nine-month period ended October 31, 2006.  The decrease in backlog in the Fluid Handling Technologies reporting segment was due primarily to the lack of any large orders equivalent to the $1,700,000 order received during the second quarter of last fiscal year for our fiberglass reinforced plastic centrifugal pumps.  Backlog for the Filtration/Purification Technologies segment was $1,986,456 or 20.1% higher than the $1,653,735 backlog for the nine-month period ended October 31, 2006.  The increase in backlog in the Filtration/Purification Technologies segment was due primarily to increased demand for filter, cartridge and filter housing products, as well as our horizontal disc filter systems.  The Company expects that substantially all of the backlog existing as of October 31, 2007 will be shipped during the current fiscal year.

Income from operations for the nine-month period ended October 31, 2007 was $13,502,886 compared with $7,241,509 for the nine-month period ended October 31, 2006, an increase of $6,261,377, of which $3,513,940 was due to the sale during the first quarter ended April 30, 2007 of the Company’s property in Hauppauge, Long Island, New York, consisting of a 30,000 square foot building situated on 4 acres.  Excluding the gain on the sale of this New York property, income from operations for the nine-month period ended October 31, 2007 was $9,988,946, or 37.9% higher than the $7,241,509 for the nine-month period ended October 31, 2006.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $4,606,921, or $1,466,688 higher than the $3,140,233 for the nine-month period ended October 31, 2006, an increase of 46.7%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased net sales and higher gross margins for our laboratory fume hood exhaust systems, particulate collection equipment and odor control equipment, as well as from higher sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4,325,164, or $1,270,620 higher than the $3,054,544 for the nine-month period ended October 31, 2006, an increase of 41.6%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased net sales and higher gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Income from operations in the Filtration/Purification Technologies segment was $1,056,861 or $10,129 higher than the $1,046,732 for the nine-month period ended October 31, 2006, an increase of 1.0%.  Operating margins in this other segment were adversely affected by lower gross margins for our horizontal disc filter systems, offset by higher sales for our horizontal disc filter systems and higher gross margins for our water treatment compounds.

Net income for the nine-month period ended October 31, 2007 was $9,192,083 compared with $5,188,951 for the nine-month period ended October 31, 2006, an increase of $4,003,132.  This increase in net income was related to (i) a gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782, (ii) higher sales volume in the two reporting segments and the one other segment and (iii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments, which was offset by (iv) an increase in selling, general and administrative expenses in the two reporting segments and the other segment amounting to $1,422,709.

The gross margin for the nine-month period ended October 31, 2007 was 32.3% versus 30.4% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments as a result of the implementation of certain strategic measures, including among other measures, selected sales price increases and improved purchasing practices, offset by a slight decrease in gross margins in the Filtration/Purification Technologies segment.

Selling expense increased $445,488 during the nine-month period ended October 31, 2007 compared with the same period last year.  This increase was primarily due to higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment.  Selling expense as a percentage of net sales was 8.6% for the nine-month period ended October 31, 2007 compared with 9.1% for the same period last year.

Index
MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $8,373,726 for the nine-month period ended October 31, 2007 compared with $7,396,505 for the same period last year, an increase of $977,221.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 10.8% for the nine-month period ended October 31, 2007, compared with 10.7% for the same period last year.

Interest expense was $240,394 for the nine-month period ended October 31, 2007, compared with $256,519 for the same period in the prior year, a decrease of $16,125.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $745,131 for the nine-month period ended October 31, 2007 compared with $759,712 for the same period in the prior year, a decrease of $14,581.  This decrease in other income, net, consisted primarily of interest income, which was affected by fluctuations in the amount of cash on hand during the nine-month period ended October 31, 2007.

The effective tax rates for the nine-month periods ended October 31, 2007 and 2006 were 34.4% and 33.0%, respectively.  The increase in the effective tax rate to 34.4% was due to the additional tax expense related to the gain on the sale of the New York property, which increased the effective tax rate by 0.9%, combined with the reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).

On August 2, 2007, the Company expended $3,157,113 to purchase a 45,000 sq. ft. facility in suburban Chicago, Illinois to consolidate the operations of its Flex-Kleen business unit, which currently leases office space in the Chicago area and warehouse facilities in North Carolina.  The purchase was structured as part of an IRS Section 1031 tax-free exchange, in connection with the sale of the New York property.  As a result, the Company recorded a deferred income tax liability in the first quarter ended April 30, 2007, to record the income tax on the gain related to $3,157,113 of the $4,326,696 net sales price of the New York property.  The income tax on the $1,169,583 balance of the gain is reflected in the current liability section of the consolidated balance sheet.

Three Months Ended October 31, 2007 vs. Three Months Ended October 31, 2006

Net sales for the three-month period ended October 31, 2007 were $28,059,516 compared with $25,323,927 for the three month-period ended October 31, 2006, an increase of $2,735,589 or 10.8%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $15,496,497 compared with $12,991,946 for the three-month period ended October 31, 2006, an increase of $2,504,551 or 19.3%.   The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, as well as for our laboratory fume hood exhaust systems and odor control equipment.  Sales in the Fluid Handling Technologies reporting segment were $7,204,658, compared with $7,416,844 for the three-month period ended October 31, 2006, a decrease of $212,186 or 2.9%.  The sales decrease in the Fluid Handling Technologies reporting segment was due primarily to the timing of shipments for our centrifugal pumps that handle a broad range of applications.  Sales in the Filtration/Purification Technologies segment were $5,358,361 compared with $4,915,137 for the three-month period ended October 31, 2006, an increase of $443,224 or 9.0%.  The sales increase in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended October 31, 2007 was $4,030,636 compared with $3,163,957 for the three-month period ended October 31, 2006, an increase of $866,679 or 27.4%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $2,012,537, or $278,376 higher than the $1,734,161 for the three-month period ended October 31, 2006, an increase of 16.1% .  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our laboratory fume hood exhaust systems and odor control equipment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,592,550, or $271,754 higher than the $1,320,796 for the three-month period ended October 31, 2006, an increase of 20.6%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to higher gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Index
MET-PRO CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income from operations in the Filtration/Purification Technologies segment was $425,549 or $316,549 higher than the $109,000 for the three-month period ended October 31, 2006.  This increase was principally related to increased sales and higher gross margins for our horizontal disc filter systems.

Net income for the three-month period ended October 31, 2007 was $2,786,139 compared with $2,172,818 for the three-month period ended October 31, 2006, an increase of $613,321 or 28.2%.  The increase in net income was related to (i) higher sales volume in the Product Recovery/Pollution Control Technologies reporting segment and the Filtration/Purification Technologies segment, and (ii) higher gross margins in the Fluid Handling Technologies reporting segment.

The gross margin for the three-month period ended October 31, 2007 was 32.5% compared with 32.8% for the same period in the prior year.  The slight decrease in gross margin was due primarily to product mix within the Product Recovery/Pollution Control Technologies reporting segment, specifically relating to our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, offset by higher gross margins in the Fluid Handling Technologies reporting segment.

Selling expenses decreased $171,924 during the three-month period ended October 31, 2007 compared with the same period last year.  As a percentage of net sales, selling expenses were 7.5% for the three-month period ended October 31, 2007 compared to 9.1% for the three-month period ended October 31, 2006.

General and administrative expense was $2,966,465 for the three-month period ended October 31, 2007 compared with $2,856,574 for the three-month period ended October 31, 2006, an increase of $109,891.  This increase was primarily related to higher executive and office payroll, management incentive accruals, and stock option expenses.  General and administrative expense as a percentage of net sales was 10.6% for the nine-month period ended October 31, 2007, compared with 11.3% of net sales for the same period last year.

Interest expense was $69,696 for the three-month period ended October 31, 2007 compared with $109,205 for the same period in the prior year, a decrease of $39,509.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $228,738 for the three-month period ended October 31, 2007 compared with $254,461 for the same period in the prior year.  This change is related to lower interest income earned on cash on hand.

The effective tax rates for the three-month periods ended October 31, 2007 and 2006 were 33.5% and 34.3%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $20,770,697 on October 31, 2007 compared with $17,322,194 on January 31, 2007, an increase of $3,448,503.  This increase is the net result of the positive cash flows provided by operating activities of $6,290,077, the proceeds from the sale of property and equipment, principally the sale of the New York property, amounting to $4,377,115 and the exercise of stock options amounting to $1,081,835, offset by payment of the quarterly cash dividends amounting to $2,274,699, payments on long-term debt totaling $1,119,526, the investment in property and equipment amounting to $4,200,072 (principally the purchase of the property in suburban Chicago, Illinois), and the purchase of treasury shares totaling $630,516.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $22,639,155 on October 31, 2007 compared with $20,837,589 on January 31, 2007, which represents an increase of $1,801,566.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $20,797,505 on October 31, 2007 compared with $19,296,279 on January 31, 2007, an increase of $1,501,226.   This increase is primarily attributable to inventory purchased during the nine-month period ended October 31, 2007 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Current liabilities amounted to $15,526,550 on October 31, 2007, compared with $14,525,297 on January 31, 2007, an increase of $1,001,253.  This increase is due to an increase in accrued salaries, wages and expenses offset by a decrease in accounts payable and customers’ advance payments.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5,000,000, all of which are available for working capital purposes, except for $434,580 outstanding as of October 31, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of October 31, 2007 and January 31, 2007, working capital was $50,253,397 and $44,702,985, respectively, and the current ratio was 4.2 and 4.1, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2007 amounted to $6,290,077 compared with $3,775,000 in the nine-month period ended October 31, 2006, an increase of $2,515,077.  This increase in cash flows from operating activities was due principally to increases in net income and deferred taxes, decreases in accounts receivable, inventories and customers’ advances, offset by decreases in accounts payable and accrued expenses.

Cash flows provided by investing activities during the nine-month period ended October 31, 2007 amounted to $177,043 compared with cash flows used in investing activities of $4,200,159 for the nine-month period ended October 31, 2006, an increase of $4,377,202.  The increase in cash from investing activities is principally due to the sale of the New York property amounting to $4,326,696.  On August 2, 2007, the Company expended $3,157,113 of cash to purchase a property in suburban Chicago, Illinois to be occupied by its Flex-Kleen business unit, as part of a Section 1031 tax free exchange in connection with the sale of the New York property.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2007 utilized $2,942,906 of available resources, compared with $1,249,806 provided during the nine-months ended October 31, 2006.  The 2007 activity is the result of the payments of the quarterly cash dividends amounting to $2,274,699, the reduction of long-term debt totaling $1,119,526 and the purchase of treasury shares amounting to $630,516, offset by the exercise of stock options amounting to $1,081,835.

The Board of Directors declared quarterly dividends of $.0506 payable on March 14, 2007, June 12, 2007 and September 10, 2007 to shareholders of record as of February 28, 2007, May 29, 2007 and August 27, 2007, respectively, and a quarterly dividend of $.0550 per share payable on December 10, 2007 to shareholders of record as of November 26, 2007.

On October 17, 2007, the Company’s Board of Directors approved the retirement of 900,000 treasury shares (pre-split shares) and returned them to the authorized and unissued status.  The transaction reduced Common Shares, Additional Paid-in-Capital and Treasury Shares in the amounts of $90,000, $6,462,000 and $6,552,000, respectively.

On October 17, 2007, the Board of Directors declared a four-for-three stock split which was paid on November 14, 2007 to shareholders of record on November 1, 2007.

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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

●
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005.  During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the nine-month period ended October 31, 2007, the annualized projection for net sales and operating profit for our Flex-Kleen business unit currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2008;

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

●	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
●	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
●	unexpected results in our product development activities;
●	loss of key customers;
●	changes in product mix and the cost of materials, with effect on margins;
●	changes in our existing management;
●	exchange rate fluctuations;
●	changes in federal laws, state laws and regulations;
●	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
●	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
●	the effect of acquisitions and other strategic ventures;
●	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
●	the cancellation or delay of purchase orders or shipments;
●	losses related to international sales; and/or
●	failure in execution of acquisition strategy.

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

Index
MET-PRO CORPORATION

Item 4.  Controls and Procedures continued…

Accordingly, as of October 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through October 31, 2007 to settle these cases was $340,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $24,000. As of October 31, 2007, there were a total of 39 cases pending against the Company, as compared with 37 cases that were pending as of January 31, 2007. For the nine-month period ended October 31, 2007, thirteen new cases were filed against the Company, the Company was dismissed from seven cases and settled four cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is also a party to a small number of other legal proceedings arising in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based upon the present information including the Company’s assessment of the facts of each particular claim as well as accruals, the Company believes that no pending proceeding will have a material adverse impact upon the Company’s results of operations, liquidity, or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2007:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2007	0	$ -	0	361,224
September 1-30, 2007	0	-	0	361,224
October 1-31, 2007	51,205	12.32	51,205	310,019
Total	51,205	$12.32	51,205	310,019

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 711,111 (adjusted for the four-for-three stock split) shares.  The program has no fixed expiration date.

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

Met-Pro Corporation
(Registrant)

December 3, 2007	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 3, 2007	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index