Form 10-Q/A
period 2008-02-12
MET PRO CORP
filed 2008-02-12
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2006

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of October 31, 2006 the Registrant had 11,215,244 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

EXPLANATORY NOTE

On January 22, 2008, the Audit Committee of the Board of Directors of Met-Pro Corporation (the “Company”), after discussion with management and the Company’s independent registered public accountants, Margolis & Company P.C., concluded that the Company’s previously issued audited financial statements as of and for the fiscal year ended January 31, 2007 inclusive of the fourth fiscal quarter ended January 31, 2007, and interim period unaudited financial statements as of and for the periods ended April 30, 2007, July 31, 2007 and October 31, 2007, should no longer be relied upon because of errors in such financial statements that would require restatement of the financial statements for all indicated periods.  Subsequent investigation has indicated that, for similar reasons, restatement of the unaudited financial statements as of and for the fiscal quarter ended October 31, 2006 is also required.

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, accrued expenses, retained earnings amd backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q of Met-Pro Corporation (the “Company”) for the fiscal quarter ended October 31, 2006 is to correct the net sales, net income, earnings per share, accounts receivable, inventories, accrued expenses, retained earnings and backlog amounts that were improperly stated as a result of these actions.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. In addition to these changes to the Consolidated Financial Statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only changes in this Amendment on Form 10-Q/A to the original Form 10-Q filed on December 11, 2006 are those affected by the restatement.  This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information in the original Form 10-Q not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the December 11, 2006 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits

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

MET-PRO CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET (RESTATED)

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2006	2006
Current assets	(Restated)
Cash and cash equivalents	$18,537,674	$17,683,305
Marketable securities	20,294	-
Accounts receivable, net of allowance for doubtful accounts of	19,611,594	17,909,727
approximately $180,000 and $247,000, respectively
Inventories	19,096,835	16,438,481
Prepaid expenses, deposits and other current assets	1,363,890	1,381,900
Deferred income taxes	620,667	591,534
Total current assets	59,250,954	54,004,947

Property, plant and equipment, net	16,977,419	13,838,221
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	1,001,642	1,020,844
Total assets	$98,028,928	$89,662,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,943,898	$1,689,413
Accounts payable	6,783,453	5,900,281
Accrued salaries, wages and expenses	8,410,240	7,150,142
Dividend payable	757,029	699,819
Customers' advances	1,081,913	1,703,092
Total current liabilities	18,976,533	17,142,747

Long-term debt	5,745,214	2,723,586
Other non-current liabilities	44,859	43,211
Deferred income taxes	2,208,638	2,215,143
Total liabilities	26,975,244	22,124,687

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares authorized, 12,846,608 shares issued, of which 1,631,364 and 1,649,498 shares were reacquired and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	7,828,910	7,564,180
Retained earnings	73,570,713	70,645,717
Accumulated other comprehensive loss	(123,946)	(321,821)
Treasury shares, at cost	(11,506,654)	(11,634,499)
Total shareholders' equity	71,053,684	67,538,238
Total liabilities and shareholders' equity	$98,028,928	$89,662,925
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

 (unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net sales	$68,566,778	$62,492,924	$25,008,855	$21,918,792
Cost of goods sold	47,817,655	42,762,662	16,849,581	15,205,528
Gross profit	20,749,123	19,730,262	8,159,274	6,713,264

Operating expenses
Selling	6,269,844	5,899,709	2,297,478	1,972,308
General and administrative	7,162,325	6,617,271	2,622,394	2,256,715
Loss on curtailment of pension benefits	234,180	-	234,180	-
	13,666,349	12,516,980	5,154,052	4,229,023
Income from operations	7,082,774	7,213,282	3,005,222	2,484,241

Interest expense	(256,519)	(196,868)	(109,205)	(60,954)
Other income, net	759,712	457,195	254,461	162,610
Income before taxes	7,585,967	7,473,609	3,150,478	2,585,897

Provision for taxes	2,503,368	2,316,820	1,084,012	703,875
Net income	$5,082,599	$5,156,789	$2,066,466	$1,882,022

Earnings per share, basic (1)	$.45	$.46	$.18	$.17

Earnings per share, diluted (2)	$.45	$.46	$.18	$.17

Cash dividend per share – declared (3)	$.1925	$.1788	$.0675	$.0625

Cash dividend per share – paid (3)	$.1875	$.1744	$.0625	$.0581

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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (RESTATED)

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	$(321,821)	$(11,634,499)	$67,538,238

Comprehensive income:
Net income (Restated)	-	-	5,082,599	-	-
Cumulative translation adjustment	-	-	-	209,890	-
Interest rate swap,	-	-	-	(10,993)	-
net of tax of ($4,846)
Securities available for sale,	-	-	-	(1,022)	-
net of tax of ($504)
Total comprehensive income						5,280,474

Dividends paid, $.125 per share	-	-	(1,400,574)	-	-	(1,400,574)
Dividends declared, $.0675 per share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	245,402	-	-	-	245,402
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, October 31, 2006 (Restated)	$1,284,661	$7,828,910	$73,570,713	$(123,946)	$(11,506,654)	$71,053,684

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	$(11,862,032)	$63,165,191

Comprehensive income:
Net income	-	-	5,156,789	-	-
Cumulative translation adjustment	-	-	-	(264,444)	-
Interest rate swap,	-	-	-	71,186	-
net of tax of ($38,028)
Total comprehensive income						4,963,531

Dividends paid, $.1163 per share	-	-	(1,300,374)	-	-	(1,300,374)
Dividends declared, $.0625 per share	-	-	(699,539)	-	-	(699,539)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, October 31, 2005	$963,496	$7,887,259	$69,189,322	$(92,623)	$(11,634,499)	$66,312,955
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)

(unaudited)

	Nine Months Ended
	October 31,
	2006	2005
	(Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$5,082,599	$5,156,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,183,326	1,109,925
Deferred income taxes	(1,659)	(1,659)
Loss on sale of property and equipment, net	11,754	8,348
Stock-based compensation	245,402	-
Allowance for doubtful accounts	( 67, 424)	96,682
(Increase) decrease in operating assets:
Accounts receivable	(1, 517,623)	(2,172,567)
Inventories	(2,570,442)	(2,638,644)
Prepaid expenses, deposits and other current assets	202	18,158
Other assets	25,421	(6,744)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,003,045	1,560,944
Customers’ advances	(621,249)	380,037
Other non-current liabilities	1,648	1,648
Net cash provided by operating activities	3,775,000	3,512,917

Cash flows from investing activities
Proceeds from sale of property and equipment	14,310	31,696
Acquisitions of property and equipment	(4,192,649)	(2,093,201)
Securities available for sale	(21,820)	-
Net cash (used in) investing activities	(4,200,159)	(2,061,505)

Cash flows from financing activities
Proceeds from new borrowings	4,306,406	-
Reduction of debt	(1,103,380)	(1,500,910)
Exercise of stock options	147,173	324,281
Payment of dividends	(2,100,393)	(1,948,755)
Purchase of treasury shares	-	(140,135)
Net cash provided by (used in) financing activities	1,249,806	(3,265,519)
Effect of exchange rate changes on cash	29,722	(59,026)

Net increase (decrease) in cash and cash equivalents	854,369	(1,873,133)

Cash and cash equivalents at February 1	17,683,305	20,889,476
Cash and cash equivalents at October 31	$18,537,674	$19,016,343
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement:

As noted in the Explanatory Note at the outset of this Amendment, the filing of this amended Form 10-Q/A arises out of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, accrued expenses, retained earnings and backlog.  The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

This restatement affects the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. Accordingly, the Company changed its previously reported net sales, net income, earnings per share, accounts receivable, inventories, accrued expenses, retained earnings and backlog.

The impact of these actions on reported results are as follows:

	Nine Months Ended October 31, 2006		Three Months Ended October 31, 2006
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$68,566,778	$68,881,850	$25,008,855	$25,323,927
Net income	5,082,599	5,188,951	2,066,466	2,172,818
Earnings per share, basic	$.45	$.46	$.18	$.19
Earnings per share, diluted	$.45	$.46	$.18	$.19

	As of October 31, 2006
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$19,611,594	$19,936,228
Inventory	19,096,835	18,940,498
Accounts payable	6,783,453	6,793,015
Accrued salaries, wages and expenses	8,410,240	8,462,623
Retained earnings	73,570,713	73,677,065

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications:  In connection with a comment letter process with the Securities and Exchange Commission (“SEC”), during the fiscal quarter ended October 31, 2006, management undertook a review of operating segment aggregation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined that, based on the current business environment in which the Company operates, the economic characteristics of its operating segments, and management’s view of the business, a revision of the aggregation of its operating segments was appropriate.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2006 and the results of operations for the nine-month and three-month periods ended October 31, 2006 and 2005, and changes in shareholders’ equity and cash flows for the nine-month periods then ended.  The results of operations for the nine-month and three-month periods ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2006.

NOTE 4 – STOCK-BASED COMPENSATION

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

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q/A have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the nine-month and three-month periods ended October 31, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of February 1, 2006 and shared-based payments granted after February 1, 2006.

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

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2006:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$5.48 – 5.99	32,980	3.21	$5.5533	32,980	$5.5533
$6.00 – 6.99	64,716	4.39	6.8063	64,716	6.8063
$7.00 – 8.99	205,231	5.23	7.3740	205,231	7.3740
$9.00 – 11.99	161,340	7.96	9.8813	107,558	9.8813
$12.00 – 12.99	321,674	8.44	12.4288	209,002	12.6331
	785,941	7.18	$9.8344	619,487	$9.4274

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Nine Months Ended October 31, 2005	Three Months Ended October 31, 2005
Net income, as reported	$5,156,789	$1,882,022
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-
Less: Pro forma expense related to stock options granted, net of tax effects	(125,070)	(41,690)
Pro forma	$5,031,719	$1,840,332
Earnings per share, basic:
As reported	$.46	$.17
Pro forma	.45	.16
Earnings per share, diluted:
As reported	$.46	$.17
Pro forma	.44	.16

For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

NOTE 5 – MARKETABLE SECURITIES

At October 31, 2006 the Company's marketable securities had a fair market value of $20,294, which is net of a gross unrealized loss of $1,526.  The marketable securities are composed of 547 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of Chapter 11 reorganization settlement in October of 2006.

NOTE 6 – INVENTORIES (RESTATED)

Inventories consisted of the following:

	October 31,	January 31,
	2006	2006
Raw materials	$14,139,255	$9,116,168
Work in progress	2,932,796	2,334,589
Finished goods	2,024,784	4,987,724
	$19,096,835	$16,438,481

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

NOTE 8 – DEBT

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

Maturities of long-term debt are as follows:

Year Ending
January 31,
2007	$1,943,898
2008	1,561,472
2009	1,561,472
2010	361,472
2011	361,472
Thereafter	1,864,434
$7,654,220

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income/(loss) consisted of the following:

	October 31,	January 31,
	2006	2006
Interest rate swap, net of tax	$(23,378)	$(12,385)
Unrealized loss on securities available-for sale, net of tax	(1,022)	-
Cumulative translation of adjustment	610,321	400,431
Minimum pension liability adjustment, net of tax	(709,867)	(709,867)
	$(123,946)	$(321,821)

NOTE 10 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Interest income	$736,050	$426,009	$242,066	$168,268
Other miscellaneous income/(expense)	23,662	31,186	12,395	(5,658)
	$759,712	$457,195	$254,461	$162,610

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EMPLOYEE BENEFIT PLANS

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

	Net Periodic Pension Cost
	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Service cost	$523,584	$465,048	$169,460	$155,016
Interest cost	764,040	772,488	228,226	257,496
Expected return on plan assets	(877,394)	(770,700)	(292,464)	(256,900)
Amortization of transition asset	(24,986)	(7,887)	(16,928)	(2,629)
Amortization of prior service cost	62,416	75,888	13,010	25,296
Recognized net actuarial loss	63,726	20,727	12,048	6,909
Curtailment loss	234,180	-	234,180	-
Net periodic pension cost	$745,566	$555,564	$347,532	$185,188

The Company contributed $110,243 to the pension plans during the nine-month period ended October 31, 2006 and expects an additional minimum contribution of $24,870 during the three-month period ending January 31, 2007.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – BUSINESS SEGMENT DATA (RESTATED)

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for two reporting segments and one other segment is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Net sales	(Restated)		(Restated)
Product recovery/pollution control equipment	$34,768,126	$30,483,973	$12,676,874	$11,319,446
Fluid handling equipment	19,440,477	17,279,997	7,416,844	5,733,900
Filtration and purification	14,358,175	14,728,954	4,915,137	4,865,446
	$68,566,778	$62,492,924	$25,008,855	$21,918,792

Income from operations
Product recovery/pollution control equipment	$2,981,498	$2,651,828	$1,575,426	$1,008,424
Fluid handling equipment	3,054,544	2,751,401	1,320,796	897,015
Filtration and purification	1,046,732	1,810,053	109,000	578,802
	$7,082,774	$7,213,282	$3,005,222	$2,484,241

	October 31,	January 31,
	2006	2006
Identifiable assets	(Restated)
Product recovery/pollution control equipment	$34,977,614	$34,173,031
Fluid handling equipment	22,189,737	17,008,765
Filtration and purification	20,218,663	17,653,316
	77,386,014	68,835,112
Corporate	20,642,914	20,827,813
	$98,028,928	$89,662,925

NOTE 13 – ACCOUNTANTS’ 10-Q/A REVIEW

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
November 20, 2006, except for Notes 1, 6 and 12 as to
which the date is February 4, 2008

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K/A for the year ended January 31, 2006.

On January 22, 2008, the Audit Committee of the Board of Directors of Met-Pro Corporation (the “Company”), after discussion with management and the Company’s independent registered public accountants, Margolis & Company P.C., concluded that the Company’s previously issued audited financial statements as of and for the fiscal year ended January 31, 2007 inclusive of the fourth fiscal quarter ended January 31, 2007, and interim period unaudited financial statements as of and for the periods ended April 30, 2007, July 31, 2007 and October 31, 2007, should no longer be relied upon because of errors in such financial statements that would require restatement of the financial statements for all indicated periods.  Subsequent investigation has indicated that, for similar reasons, restatement of the unaudited financial statements as of and for the fiscal quarter ended October 31, 2006 is also required.

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods or which are expected to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in accounts receivable, inventories, accrued expenses, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

In total, the errors require adjustments in net sales, net income, earnings per share, accounts receivable, inventories, accrued expenses, retained earnings and backlog.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements.

The impact of these actions on reported results are as follows:

	Nine Months Ended October 31, 2006		Three Months Ended October 31, 2006
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$68,566,778	$68,881,850	$25,008,855	$25,323,927
Net income	5,082,599	5,188,951	2,066,466	2,172,818
Earnings per share, basic	$.45	$.46	$.18	$.19
Earnings per share, diluted	$.45	$.46	$.18	$.19

	As of October 31, 2006
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$19,611,594	$19,936,228
Inventory	19,096,835	18,940,498
Accounts payable	6,783,453	6,793,015
Accrued salaries, wages and expenses	8,410,240	8,462,623
Retained earnings	73,570,713	73,677,065

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as it pertains to the fiscal period covered by this Report.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as it pertains to the fiscal period covered by this Report.

Results of Operations (Restated):

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Nine Months Ended			Three Months Ended
	October 31,			October 31,
	2006		2005	2006	2005
	(Restated)			(Restated)
Net Sales	100.0%		100.0%	100.0%	100.0%
Cost of goods sold	69.7%		68.4%	67.4%	69.4%
Gross profit	30.3%		31.6%	32.6%	30.6%

Selling expenses	9.2%		9.4%	9.2%	9.0%
General and administrative expenses	10.5%		10.6%	10.5%	10.3%
Loss on the curtailment of pension benefits	.3%		-	.9%	-
Income from operations	10.3%		11.6%	12.0%	11.3%

Interest expense	(.4	% )	(.3%)	(.4%)	(.3%)
Other income, net	1.1%		.7%	1.0%	.7%
Income before taxes	11.0%		12.0%	12.6%	11.7%

Provision for taxes	3.6%		3.7%	4.3%	3.2%
Net income	7.4%		8.3%	8.3%	8.5%

Nine Months Ended October 31, 2006 vs. Nine Months Ended October 31, 2005 (Restated)

Net sales for the nine-month period ended October 31, 2006 were $68,566,778 compared with $62,492,924 for the nine-month period ended October 31, 2005, an increase of $6,073,854 or 9.7%.  Sales in the Product Recovery/Pollution Control Equipment reporting segment were $34,768,126, or $4,284,153 higher than the $30,483,973 of sales for the nine-month period ended October 31, 2005, an increase of 14.1%.  The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment.  Sales in the Fluid Handling Equipment reporting segment totaled $19,440,477, or $2,160,480 higher than the $17,279,997 of sales for the nine-month period ended October 31, 2005, an increase of 12.5%.  The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids.  Sales in the Filtration and Purification segment were $14,358,175, or $370,779 lower than the $14,728,954 of sales for the nine-month period ended October 31, 2005, a decrease of 2.5%.  This decrease was due primarily to lower demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $24,998,967 and $16,464,777 as of October 31, 2006 and 2005, respectively.  The increase is due primarily to increased demand for products in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments.  Backlog for the Product Recovery/Pollution Control Equipment reporting segment was $18,249,916 or 50.6% higher than the $12,115,463 backlog for the nine-month period ended October 31, 2005.   Backlog for the Fluid Handling Equipment reporting segment was $5,095,316 or 79.7% higher than the $2,835,323 backlog for the nine-month period ended October 31, 2005.  The Company expects that substantially all of the backlog existing as of October 31, 2006 will be shipped during the next three-to-six-month period.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Income from operations for the nine-month period ended October 31, 2006 was $7,082,774 compared with $7,213,282 for the nine-month period ended October 31, 2005, a decrease of $130,508 or 1.8%.

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $2,981,498, or $329,670 higher than the $2,651,828 for the nine-month period ended October 31, 2005, an increase of 12.4%.  The increase in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) higher net sales and (ii) higher gross margins earned during the three-month period ended October 31, 2006, partially offset by (i) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project in the second quarter which reduced the Company’s income from operations by approximately $388,000, (ii) lower gross margins due to product mix and higher material cost during the six-month period ended July 31, 2006, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

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

Net income for the nine-month period ended October 31, 2006 was $5,082,599 compared with $5,156,789 for the nine-month period ended October 31, 2005, a decrease of $74,190 or 1.4%.  This decrease in net income was principally related to higher sales volumes in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments and higher gross margins in the Product Recovery/Pollution Control Equipment reporting segment during the three-month period ended October 31, 2006, offset by the impact of (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments for the six-month period ended July 31, 2006, (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project in the second quarter which reduced Company net income by approximately $264,000, (iii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income in the Fluid Handling Equipment reporting segment, and Filtration and Purification segment by approximately $179,000 and $60,000, respectively, (iv) a one time loss on the curtailment of pension benefits in the third quarter which reduced net income by approximately $157,000, (v) a non-cash charge for stock options which reduced Company net income by approximately $164,000 in the nine-month period ended October 31, 2006, and (vi) an increase in the effective tax rate relating primarily to a reduction in expense for exercising stock options and a reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).

The gross margin for the nine-month period ended October 31, 2006 was 30.3% versus 31.6% for the same period in the prior year.  This decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Equipment and Fluid Handling Equipment reporting segments for the six-month period ended July 31, 2006 and (ii) a loss on one large Product Recovery/Pollution Control Equipment reporting segment project previously mentioned, offset by higher gross margins in the Product Recovery/Pollution Control Equipment reporting segment during the three-month period ended October 31, 2006.  Procedures have been implemented to mitigate profit erosion on all larger projects.  To offset higher material costs, the Company has taken certain strategic measures to increase gross margins including selected sales price increases and improved purchasing practices.  The relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to promote improved operational results.

Index

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Selling expense increased $370,135 during the nine-month period ended October 31, 2006 compared with the same period last year.  Selling expense as a percentage of net sales was 9.2% for the nine-month period ended October 31, 2006 compared with 9.4% for the same period last year.  The increase in absolute dollars was due primarily to the hiring of additional personnel and related costs.

General and administrative expense was $7,162,325 for the nine-month period ended October 31, 2006 compared with $6,617,271 for the same period last year, an increase of $545,054.  This increase was in part related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options, and higher legal and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 10.5% for the nine-month period ended October 31, 2006, compared with 10.6% for the same period last year.

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

Three Months Ended October 31, 2006 vs. Three Months Ended October 31, 2005 (Restated)

Net sales for the three-month period ended October 31, 2006 were $25,008,855 compared with $21,918,792 for the three-month period ended October 31, 2005, an increase of $3,090,063 or 14.1%.  Sales in the Product Recovery/Pollution Control Equipment reporting segment were $12,676,874, or $1,357,428 higher than the $11,319,446 of sales for the three-month period ended October 31, 2005, an increase of 12.0%.  The sales increase in the Product Recovery/Pollution Control Equipment reporting segment was due primarily to increased demand for our particulate collection equipment, fume and odor control equipment, and thermal oxidizer equipment.  Sales in the Fluid Handling Equipment reporting segment totaled $7,416,844, or $1,682,944 higher than the $5,733,900 of sales for the three-month period ended October 31, 2005, an increase of 29.4%.  The sales increase in the Fluid Handling Equipment reporting segment was due primarily to increased demand for our centrifugal pumps that handle corrosive, abrasive and high temperature liquids.   Sales in the Filtration and Purification segment were $4,915,137, or $49,691 higher than the $4,865,446 of sales for the three-month period ended October 31, 2005, an increase of 1.0%.  This slight increase was due to higher third quarter demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended October 31, 2006 was $3,005,222 compared with $2,484,241 for the three-month period ended October 31, 2005, an increase of $520,981 or 21.0%.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Income from operations in the Product Recovery/Pollution Control Equipment reporting segment was $1,575,426, or $567,002 higher than the $1,008,424 for the three-month period ended October 31, 2005, an increase of 56.2%.  The increase in income from operations in the Product Recovery/Pollution Control Equipment reporting segment was principally related to (i) higher net sales and (ii) higher gross margins earned from certain strategic measures adopted in the six-month period ended July 31, 2006, including selected sales price increases and improved purchasing practices, partially offset by (i) the allocation of a non-cash charge for stock options and (ii) the allocation of a one time loss on the curtailment of pension benefits.

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

Net income for the three-month period ended October 31, 2006 was $2,066,466 compared with $1,882,022 for the three-month period ended October 31, 2005, an increase of $184,444 or 9.8%.  The increase in net income was principally related to higher sales volume in the two reporting segments and one other segment, and higher gross margins in the Product Recovery/Pollution Control Equipment reporting segment, partially offset by a one time loss on the curtailment of pension benefits which reduced net income by approximately $157,000, a non-cash charge for stock options which reduced net income by approximately $53,000, and a higher effective tax rate.

The gross margin for the three-month period ended October 31, 2006 was 32.6% compared with 30.6% for the same period in the prior year.  This increase in gross margin was due primarily to increased gross margins in the Product Recovery/Pollution Control Equipment reporting segment as a result of strategic measures taken in the six-month period ended July 31, 2006, which included selected sales price increases, procedures implemented to manage large projects and improved purchasing practices.

Selling expenses increased $325,170 during the three-month period ended October 31, 2006 compared with the same period last year.  As a percentage of net sales, selling expenses were 9.2% for the three-month period ended October 31, 2006, compared with 9.0% of net sales for the same period last year.  This increase in absolute dollars was due primarily to the hiring of additional sales personnel and related costs.

General and administrative expense was $2,622,394 for the three-month period ended October 31, 2006 compared with $2,256,715 for the three-month period ended October 31, 2005, an increase of $365,679.  The increase was in part related to higher legal and personnel expenses, and the impact of expensing stock options.  General and administrative expense as a percentage of net sales was 10.5% for the three-month period ended October 31, 2006, compared with 10.3% of net sales for the same period last year.

In the three-month period ended October 31, 2006, the Company incurred a one time loss on the curtailment of pension benefits totaling $234,180.  This expense was related to freezing the Company’s defined-benefit plans for all salaried and non-union hourly employees effective December 31, 2006.  These plans will be replaced with an enhanced defined-contribution plan.  The Company expects to reduce subsequent fiscal years pension expense, net of the increase in the defined contribution expense, by approximately $500,000 ($335,000 after tax) on an annual basis, if there were no changes in any of the variables affecting pension expense.

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

The effective tax rates for the three-month periods ended October 31, 2006 and 2005 were 34.4% and 27.2%, respectively.  As previously disclosed, during the third quarter of the current fiscal year, we identified increased taxes due primarily to a reduction in expense for exercising stock options and a reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”), and as a result we anticipate a 33.0% effective tax rate for the full fiscal year.  The tax rates in the three-month period reflect an adjustment to account for the 32.0% tax rate which had been utilized in the six-month period ended July 31, 2006.

Liquidity (Restated):

The Company’s cash and cash equivalents were $18,537,674 on October 31, 2006 compared with $17,683,305 on January 31, 2006, an increase of $854,369.  This increase is the net result of the positive cash flows provided by operating activities of $3,775,000, the proceeds from new borrowings (as discussed in the Capital Resources and Requirements section below) amounting to $4,306,406, the exercise of stock options amounting to $147,173 and proceeds from the sale of equipment amounting to $14,310, offset by payment of the quarterly cash dividends amounting to $2,100,393, payments on long-term debt totaling $1,103,380, investment in property and equipment amounting to $4,192,649 and the increase in securities available for sale totaling $21,820.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled to $19,611,594 on October 31, 2006 compared with $17,909,727 on January 31, 2006, which represents an increase of $1,701,867.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Equipment reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $19,096,835 on October 31, 2006 compared with $16,438,481 on January 31, 2006, an increase of $2,658,354.   This increase is primarily attributable to inventory purchased in the nine-month period ended October 31, 2006 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $18,976,533 on October 31, 2006, compared with $17,142,747 on January 31, 2006, an increase of $1,833,786.  This increase is due to an increase in the current portion of long-term debt, accounts payable, and accrued salaries, wages and expenses, partially offset by a decrease in customer advance payments.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5.0 million, all of which are available for working capital purposes, except for $382,890 outstanding as of October 31, 2006 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of October 31, 2006 and January 31, 2006, working capital was $40,274,421 and $36,862,200, respectively, and the current ratio was 3.1 and 3.2, respectively.

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations(Restated) continued…

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

Cautionary Statement Concerning Forward-Looking Statements:

Our prospects are subject to certain uncertainties and risk.  This Quarterly Report on Form 10-Q/A also contains certain forward-looking statements within the meaning of the Federal securities laws.  These forward-looking statements may be identified by words describing our belief or expectation, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or “unusual,” or where we express that our view is based upon the “current status” of a given matter, or upon facts as we know them as of the date of the statement.  The content and/or context of other statements that we make may indicate that the statement is “forward-looking”.  We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for all forward-looking statements.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q/A, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2006 and 2005. During the fiscal year ended January 31, 2006, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. For the nine-month period ended October 31, 2006, the actual net sales and operating profits for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model, and in addition the backlog as of October 31, 2006 for the Flex-Kleen business unit totaled $6.4 million or an increase of 218% over the same period of last year. Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill (Restated);

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations(Restated) continued…

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

Item 4.   Controls and Procedures (Restated)

(a) Evaluation of Disclosure Controls and Procedures

In connection with the original filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006, our principal executive officer and principal financial officer, with the participation of our management, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of October 31, 2006, as such term is defined in Rule 13a−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

As a result of the errors in the financial statements and the related restatement discussed in several places in this amended Form 10-Q/A including in Note 1 to the Consolidated Financial Statements, our principal executive officer and principal financial officer, with the participation of our management, has re-evaluated the effectiveness of our disclosure controls and procedures for the fiscal quarter ended October 31, 2006 in connection with the filing this amended Quarterly Report on Form 10-Q/A.

Based upon that re-evaluation, our principal executive officer and principal financial officer have again concluded that as of October 31, 2006, our disclosure controls and procedures were effective and adequate. Our principal executive officer and principal financial officer reached this conclusion notwithstanding the material weakness in internal control over financial reporting that is discussed below in “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan”. The Company notes that the interrelationship between disclosure controls and internal control over financial reporting is not yet fully defined by law, rule, or interpretation. If an internal control over financial reporting were determined by appropriate authority to be part of disclosure controls and procedures, then our chief executive officer and principal financial officer might conclude that our disclosure controls and procedures were not effective for the same reasons described below under “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan.” Our principal executive officer and principal financial officer believe that the material weakness that is described below is confined to revenue recognition as described below and that our current disclosure controls and procedures are otherwise adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Material Weakness In Internal Control Over Financial Reporting; Remediation Plan

As noted in the Company’s Current Report on Form 8-K filed with respect to an event dated January 22, 2008, management has identified a material weakness as defined in standards established by the Public Company Accounting Oversight Board in its internal control over financial reporting that existed as of October 31, 2006, as follows:  we did not maintain effective policies and procedures with respect to revenue recognition. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and the status of the completion of those orders contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for our fiscal quarter ended October 31, 2006. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based upon our assessment of our internal control over financial reporting as of October 31, 2006, management has committed to the following remediation plan:

Index

MET-PRO CORPORATION

Item 4.   Controls and Procedures (Restated) continued…

1. We shall continue to enhance our contract review process including the implementation of various additional controls and procedures intended to better assure us that the terms and conditions of customer purchase orders are accurately entered and that orders are on terms acceptable to management and otherwise consistent with our policies.

2. We shall continue to enhance our production processes including the implementation of various additional controls and procedures intended to better assure us that the information with respect to the status of projects and orders is accurate and that projects and orders are deemed complete in accordance with our revenue recognition policies.

(c) Changes in Internal Control over Financial Reporting

Except with respect to the changes in our policies and procedures surrounding our revenue recognition policy as described in (b) above, there were no changes in our internal control over financial reporting (as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10−Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments through October 31, 2006 to settle these cases is $305,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $28,000. As of October 31, 2006, there were a total of 40 cases pending against the Company, as compared to 151 cases that were pending as of October 31, 2005. During the fiscal quarter ended October 31, 2006, four new cases were filed against the Company, and the Company was dismissed from or settled six cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index

MET-PRO CORPORATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report which we incorporate herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2006:

Issuer Purchases of
Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plan or
Period	Purchased	Per Share	Programs	Programs	(1)

August 1-31, 2006	0	$-	0	270,918
September 1-30, 2006	0	-	0	270,918
October 1-31, 2006	0	-	0	270,918
Total	0	$-	0	270,918

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

Met-Pro Corporation
(Registrant)

February 12, 2008	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive Officer

February 12, 2008	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance, Secretary and Treasurer, Chief Financial Officer, Chief Accounting Officer and Director