Form 10-K/A
MET PRO CORP
filed 2008-02-12
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-07763

MET-PRO CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1683282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Cassell Road, P. O. Box 144
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 723-6751
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Shares, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.10 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference  in  Part  III of the Form  10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

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

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, accounts payable, accrued expenses, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of Met-Pro Corporation (the “Company”) for the fiscal year ended January 31, 2007 is to correct the net sales, net income, earnings per share, accounts receivable, inventories, accounts payable, accrued expenses, retained earnings and backlog amounts that were improperly stated as a result of these actions.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. In addition to these changes to the Consolidated Financial Statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only changes in this Amendment on Form 10-K/A to the original Form 10-K filed on April 13, 2007 are those affected by the restatement.  This Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments.  Information in the original Form 10-K not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the April 13, 2007 filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-K/A:

•	Part I – Item 1 – Business

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part III – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Schedules

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

FORM 10-K/A

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

Our Annual Report on Form 10-K and Form 10-K/A and other reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.met-pro.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Stock Option Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations – Corporate Governance” captions.  Copies will also be provided to any shareholder upon written request to the Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

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

Index

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

Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality horizontal and vertical centrifugal pumps that handle a broad range of applications.  Industrial markets served include the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries.  Commercial users include hospitals, universities, and laboratories.  Both groups choose Dean Pump products for their quality and for products’ suitability to handle difficult applications, particularly on high temperature liquid applications.  The Division’s products are sold worldwide through an extensive network of distributors.

Fybroc Division, located in Telford, Pennsylvania, is the world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps.  These pumps provide excellent corrosion resistance for tough applications including the pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids.  Fybroc’s second generation epoxy resin, EY-2, allows

Index

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

Pristine Water Solutions Inc. (“Pristine”), located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds.  Pristine is the consolidation of the Company’s Stiles-Kem Division and Pristine Hydrochemical Inc. businesses including product lines and operations into a wholly owned subsidiary of Met-Pro Corporation.  This consolidation was effective as of February 1, 2006.  Products sold by Pristine have been used in the public drinking water industry since 1955.  Pristine’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems. They also reduce scaling and general corrosion tendencies within water distribution piping systems as well as help municipalities meet soluble lead and copper limits in drinking water.  These food grade products are NSF/ANSI approved for use in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines.  Pristine’s product line also includes coagulant and flocculent polymer products for both municipal and industrial applications which are used to improve water clarity and reduce sludge volume.  Pristine also markets a chlorine dioxide treatment program for municipal drinking water disinfection which helps customers reduce trihalomethane formation as required by the EPA.  In addition, Pristine markets and sells a line of Bio-Purge™ products for drinking well water remediation as well as boiler and cooling tower chemicals and services to industrial and commercial markets.  This allows customers to maximize their heat transfer efficiency and save operating costs through energy conservation.  Pristine’s products are sold directly through Company regional sales managers or agents and also through a network of distributors located in the United States and Canada.  The company offers technical and laboratory customer support from the Waukegan facility.

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

Mefiag Division, located in Owosso, Michigan, designs, manufactures and sells horizontal disc, cartridge, bag, carbon, and oil absorbing filter products for use in tough, corrosive applications in the plating, metal finishing and printing industries.  Sales in the Americas are generated directly through Company regional sales managers, qualified market-based distributors and original equipment manufacturers.

Index

United States Sales versus Foreign Sales (Restated):

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2007	2006	2005
	(Restated)
United States	75.3%	75.3%	78.6%
Foreign	24.7%	24.7%	21.4%
Net Sales	100.0%	100.0%	100.0%

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

Research and Development:

Due in part to the diversity of the Company’s products, research and development activities have been typically initiated and conducted on a operating segment basis.  Effective February 1, 2007, the Company created the position of Technical Director who will be responsible for coordinating the Company’s research and development activities on a corporate-wide basis.  Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the   production of product recovery/pollution control equipment, and fluid handling equipment; developing new products; and providing technological support to the manufacturing operations.

Index

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

Backlog (Restated):

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

The dollar amount of the Company’s backlog of orders totaled $29,456,792 and $17,709,684 as of January 31, 2007 and 2006, respectively.  The Company expects that substantially all of the backlog that existed as of January 31, 2007 will be shipped during the ensuing fiscal year.

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

Index

Large export sales are typically made on the basis of confirmed irrevocable letters of credit or time drafts to selected customers in U.S. dollars.  The Company believes that currency fluctuation and political and economic instability do not constitute substantial risks to its business.

For information concerning foreign net sales on a reporting segment basis, reference is made to the Consolidated Business Segment Data (Restated) contained on page 34.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2007, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K/A for the fiscal year ended January 31, 2007, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

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
As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. In the fiscal year ended January 31, 2006, through an indirectly wholly-owned subsidiary we established manufacturing operations for our Mefiag business in the People’s Republic of China, in addition to our long-standing Mefiag manufacturing operations in The Netherlands.  Conducting business outside of the United States subjects us to significant additional risks, including:

—	export and import restrictions, tax consequences and other trade barriers,
—	currency fluctuations,
—	greater difficulty in accounts receivable collections,
—	economic and political instability,
—	foreign exchange controls that prohibit payment in U.S. dollars, and
—	increased complexity and costs of managing and staffing international operations.

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
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 21% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen Division. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005.  We have also made management changes at Flex-Kleen which we believe are helping to improve Flex-Kleen’s performance.  During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred.  Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill.  If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would produce an adverse impact upon our results of operations.  For the fiscal year ended January 31, 2007, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model, and in addition the backlog as of January 31, 2007 for the Flex-Kleen business unit totaled $4.9 million, or an increase of 36.4% over same period last year.  Please refer to page 23 “Critical Accounting Policies and Estimates” for additional information concerning goodwill impairment.

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

Item 1B.  Unresolved Staff Comments:

None

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status
Executive Offices, International Division, Systems Division and Strobic Air Corporation	73,000 square foot, cement building, with finestone facing	17 acres in Harleysville, Pennsylvania	Owned

Keystone Filter Division	31,000 square foot, cement block building	2.3 acres in Hatfield, Pennsylvania	Owned

Sethco and Fybroc Divisions	93,500 square foot, cement building with brick facing	8 acres in Telford, Pennsylvania	Owned(1)

Dean Pump Division	66,000 square foot, metal building	17.1 acres in Indianapolis, Indiana	Owned

Duall Division and Mefiag Division	63,000 square foot, metal and masonry building	7 acres in Owosso, Michigan	Owned

Flex-Kleen Division	13,760 square foot, brick building	Itasca, Illinois	Leased(2)

	37,320 square foot, metal building	Sharpsburg, North Carolina	Leased(3)

Flex-Kleen Canada Inc.	3,187 square foot, masonry building	Barrie, Ontario, Canada	Leased(4)

Pristine Water Solutions Inc.	22,000 square foot, cement block building	2.55 acres in Waukegan, Illinois	Owned

	600 square foot warehouse facility	Minot, North Dakota	Leased(5)

Mefiag B.V.	34,000 square foot, metal and masonry building	1.1 acres in Heerenveen, The Netherlands	Owned

	Vacant land	3 acres in Heerenveen, The Netherlands	Owned

Mefiag (Guangzhou) Filter Systems Ltd.	11,000 square foot cement building	Guangzhou, People’s Republic of China	Leased(6)

(1)	We completed a 47,000 square foot addition to this facility; the reference to 93,500 square feet includes this addition.
(2)	Flex-Kleen Division’s lease for the operation in Itasca, Illinois expires on December 31, 2007.
(3)	Flex-Kleen Division’s lease for the warehouse in Sharpsburg, North Carolina is on a month to month basis.
(4)	Flex-Kleen Canada Inc.’s lease for the sales and warehouse facility in Barrie, Ontario, Canada expires on February 29, 2008.
(5)	Pristine Water Solutions Inc.’s lease for the warehouse in Minot, North Dakota is on a month to month basis.
(6)	Mefiag (Guangzhou) Filter Systems Ltd.’s lease for the operation in Guangzhou, People’s Republic of China expires on July 31, 2010.

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

The following table summarizes Met-Pro’s purchases of its Common Shares during the fiscal year ended January 31, 2007:

	Issuer Purchases of
	Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs	(1)
February 1-28, 2006	0	$-	0	270,918
March 1-31, 2006	0	-	0	270,918
April 1-30, 2006	0	-	0	270,918
May 1-31, 2006	0	-	0	270,918
June 1-30, 2006	0	-	0	270,918
July 1-31, 2006	0	-	0	270,918
August 1-31, 2006	0	-	0	270,918
September 1-30, 2006	0	-	0	270,918
October 1-31, 2006	0	-	0	270,918
November 1-30, 2006	0	-	0	270,918
December 1-31, 2006	0	-	0	270,918
January 1-31, 2007	0	-	0	270,918
Total	0	-	0	270,918

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 533,333 (adjusted for stock splits) shares. The program has no fixed expiration date.

Index

Item 6.  Selected Financial Data (Restated):

		Years ended January 31,
	2007	2006	2005	2004	2003
	(Restated)
Selected Operating Statement Data
Net sales	$90,592,484	$85,116,100	$72,116,289	$75,058,929	$69,619,382
Income from operations	9,757,075	9,662,604	7,384,115	9,850,090	9,160,234
Net income	6,926,804	7,313,284	4,814,679	6,346,579	5,888,379
Earnings per share, basic (a)	.62	.65	.43	.57	.54
Earnings per share, diluted (a)	.61	.65	.43	.57	.53

Selected Balance Sheet Data
Current assets (b)	$58,803,353	$53,413,413	$50,034,033	$47,569,003	$40,000,524
Current liabilities (b)	14,364,393	14,361,953	12,916,500	11,429,817	8,047,935
Working capital (b)	44,438,960	39,051,460	37,117,533	36,139,186	31,952,589
Current ratio (b)	4.1	3.7	3.9	4.2	5.0
Total assets (b)	96,741,657	89,071,391	82,687,604	80,531,131	73,123,450
Long-term obligations	5,417,990	2,723,586	4,039,068	5,447,869	7,111,995
Total shareholders’ equity	72,313,132	67,538,238	63,165,191	60,270,734	56,045,885
Total capitalization	77,731,122	70,261,824	67,204,259	65,718,603	63,157,880
Return on average total assets, % (b)	7.5	8.5	5.9	8.2	8.3
Return on average shareholders’ equity, %	9.9	11.2	7.8	10.9	11.1

Other Financial Data
Net cash flows from operating activities	$3,900,152	$4,441,414	$8,545,521	$8,232,851	$5,831,186
Capital expenditures	4,398,910	4,151,253	1,193,767	952,812	752,125
Shareholders’ equity per share (a)	6.45	6.03	5.66	5.43	5.07
Cash dividends paid per share (a)	.255	.237	.221	.206	.194
Average common shares, basic (a)	11,207,381	11,188,657	11,145,843	11,063,557	10,985,988
Average common shares, diluted (a)	11,403,759	11,333,612	11,284,007	11,197,675	11,060,437
Common shares outstanding (a)	11,215,244	11,197,110	11,157,389	11,097,703	11,051,323

(a)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective November 15, 2005.

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

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods or which are expected to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in accounts receivable, inventories, accounts payable, accrued expenses, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

In total, the errors require adjustments in net sales, net income, earnings per share, accounts receivable, inventories, accounts payable, accrued expenses, retained earnings and backlog.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements.

The impact of these actions on reported results are as follows:

	Year Ended January 31, 2007
	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$90,592,484	$91,411,114
Net income	6,926,804	7,190,829
Earnings per share, basic	$.62	$.64
Earnings per share, diluted	$.61	$.63

	As of January 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$19,988,097	$20,837,589
Inventory	19,720,842	19,296,279
Accounts payable	6,419,951	6,450,813
Accrued expenses	4,005,300	4,135,342
Retained earnings	74,657,888	74,921,913

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as it pertains to the fiscal period covered by this Report.

Index

Results of Operations (Restated):

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the Consolidated Statement of Operations.

	Years ended January 31,
	2007	2006	2005
	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.0%	68.7%	68.6%

Gross profit	31.0%	31.3%	31.4%

Selling, general and administrative expense	20.0%	20.0%	21.0%
Loss on the curtailment of pension benefits	.2%	-	-
Patent litigation	-	-	.2%

Income from operations	10.8%	11.3%	10.2%

Interest expense	(.4%)	(.3%)	(.5%)
Other income, net	1.0%	.8%	.4%

Income before taxes	11.4%	11.8%	10.1%

Provision for taxes	3.8%	3.2%	3.4%

Net income	7.6%	8.6%	6.7%

FYE 2007 vs FYE 2006 (Restated):

Net sales for the fiscal year ended January 31, 2007 were $90.6 million compared with $85.1 million for the fiscal year ended January 31, 2006, an increase of $5.5 million or 6.4%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $45.9 million, or $3.3 million higher than the $42.6 million of sales for the fiscal year ended January 31, 2006, an increase of 7.8%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our thermal oxidizer, odor control and particulate collection equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $25.9 million, or $2.4 million higher than the $23.5 million of sales for the fiscal year ended January 31, 2006, an increase of 9.9%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $18.8 million, or $0.2 million lower than the $19.0 million of sales for the fiscal year ended January 31, 2006, a decrease of 1.0%.  This slight decrease was due to lower demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Foreign sales increased to $22.3 million for the fiscal year ended January 31, 2007, compared with $21.0 million for the same period last year, a 6.4% increase.  Compared with the prior fiscal year, foreign sales increased 9.8% in the Product Recovery/Pollution Control Technologies reporting segment, increased 20.6% in the Fluid Handling Technologies reporting segment and decreased 7.9% in the Filtration/Purification Technologies segment.

Income from operations for the fiscal year ended January 31, 2007 was $9.8 million compared with $9.7 million for the fiscal year ended January 31, 2006, an increase of $0.1 million or 1.0%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $4.3 million, or $0.2 million higher than the $4.1 million for the fiscal year ended January 31, 2006, an increase of 5.4%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was principally related to (i) higher net sales and (ii) higher gross margins earned during the six-month period ended January 31, 2007, partially offset by (i) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project in the second quarter which reduced the Company’s income from operations by approximately $0.4 million, (ii) lower gross margins due to product mix and higher material cost during the six-month period ended July 31, 2006, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits in the third quarter.

Index

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

Net income for the fiscal year ended January 31, 2007 was $6.9 million compared with $7.3 million for the fiscal year ended January 31, 2006, a decrease of $0.4 million or 5.3%. This decrease in net income was principally related to the impact of (i) product mix and higher material costs in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments for the six-month period ended July 31, 2006, (ii) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project in the second quarter which reduced Company net income by approximately $0.3 million, (iii) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities, which reduced net income in the Fluid Handling Technologies reporting segment and Filtration/Purification Technologies segment by approximately $0.2 million and $0.1 million, respectively, (iv) a one time loss on the curtailment of pension benefits in the third quarter which reduced net income by approximately $0.2 million, (v) a non-cash charge for stock options which reduced Company net income by approximately $0.2 million in the fiscal year ended January 31, 2007, and (vi) an increase in the effective tax rate primarily related to a reduction in the tax benefit provided by the research and development tax credit which had amounted to $0.6 million in the fiscal year ended January 31, 2006, of which $0.5 million related to the three-year period ended January 31, 2005, offset by higher net sales.

The gross margin for the fiscal year ended January 31, 2007 was 31.0% compared with 31.3% for the same period in the prior year.  This slight decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments for the six-month period ended July 31, 2006 and (ii) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project previously mentioned, offset by higher gross margins in the Product Recovery/Pollution Control Technologies reporting segment during the six-month period ended January 31, 2007.  Procedures have been implemented to mitigate profit erosion on all larger projects.  To offset higher material costs, the Company has taken certain strategic measures to increase gross margins including selected sales price increases and improved purchasing practices.  The relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to promote improved operational results.

Selling expense was $8.3 million for the fiscal year ended January 31, 2007, an increase of $0.4 million over the prior year. Selling expense as a percentage of net sales was 9.1% compared with 9.2% for the prior fiscal year.  The increase in absolute dollars was due primarily to the hiring of additional personnel and related costs.

General and administrative expense was $9.9 million for the fiscal year ended January 31, 2007, compared with $9.1 million in the prior fiscal year.  General and administrative expense as a percentage of net sales was 10.9% for the fiscal year ended January 31, 2007 compared with 10.7% for the prior fiscal year.  This increase was in part related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options, and higher legal and personnel acquisition expenses.

In the fiscal year ended January 31, 2007, the Company incurred a one time loss on the curtailment of pension benefits totaling $0.2 million.  This expense was related to freezing the Company’s defined-benefit plans for all salaried and non-union hourly employees effective December 31, 2006.  Future accrual benefits for these defined-benefit plans were replaced with an enhanced defined-contribution plan.  The Company expects to reduce subsequent fiscal years’ pension expense, net of the increase in the defined contribution expense, by approximately $0.5 million ($0.3 million after tax) on an annual basis, assuming there are no material changes in any of the numerous variables affecting pension expense.

Index

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

Index

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

Liquidity (Restated):

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

Accounts receivable, net were $20.0 million on January 31, 2007, an increase of $2.1 million compared with the prior fiscal year.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories totaled $19.7 million on January 31, 2007, an increase of $3.3 million compared with the prior fiscal year.  This increase is primarily attributable to inventory purchased in the fiscal year ended January 31, 2007 for projects which are expected to ship in the next six to nine-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $14.4 million on January 31, 2007 and 2006.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5.0 million, all of which are available for working capital purposes, except for $0.4 outstanding as of January 31, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of January 31, 2007 and 2006, working capital was $44.4 million and $39.1 million, respectively, and the current ratio was 4.1 and 3.7, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2007 amounted to $3.9 million compared with $4.4 million in the fiscal year ended January 31, 2006, a decrease of $0.5 million.  This decrease in cash flows from operating activities was due principally to the decrease in customers’ advances, accounts receivable and other non-current liabilities, and an increase in inventories, offset by a decrease in other assets.

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

Index

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

Index

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations by required payment periods:

Payments Due By Period	Long-Term Debt	Purchase Obligations	Operating Leases	Interest Expense	Pension Contributions	Total Contractual Cash Obligations
Less than 1 Year	$1,955,202	$9,294,163	$171,961	$265,331	$99,300	$11,785,957
1 – 3 Years	1,928,364	-	80,119	425,329	197,322	2,631,134
3 – 5 Years	728,364	-	19,691	311,409	187,930	1,247,394
More than 5 Years	2,684,397	-	-	611,602	392,476	3,688,475
Total	$7,296,327	$9,294,163	$271,771	$1,613,671	$877,028	$19,352,960

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

Index

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

During the fiscal year ended January 31, 2007, we performed an impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, except for the Flex-Kleen reporting unit which represents 53.5% of the total company-wide goodwill, the fair value of the reporting unit exceeded the carrying amount, including goodwill, by a significant amount.  For the Flex-Kleen reporting unit, the carrying value, including goodwill of $11.1 million, as of January 31, 2007 and 2006, amounted to $12.9 million and $12.6 million, respectively.  The fair value of the Flex-Kleen reporting unit as of

Index

January 31, 2007 and 2006 totaled $17.5 million and $14.8 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $4.6 million and $2.2 million in the fiscal years ended January 31, 2007 and 2006, respectively.  Therefore, as of January 31, 2007, the Flex-Kleen reporting unit’s goodwill was not impaired.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K/A, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

—
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired. Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2006 and 2005. During the fiscal year ended January 31, 2007, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. For the fiscal year ended January 31, 2007, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model, and in addition the backlog as of January 31, 2007 for the Flex-Kleen business unit totaled $4.9 million or an increase of 37.1% over the same period last year (Restated);

—	materially adverse changes in economic conditions in the markets served by us or in significant customers of ours;
—	material changes in available technology;
—
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the imposition of punitive damages or other adverse developments in the availability of insurance coverage;

—	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;

Index

—	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
—	unexpected results in our product development activities;
—	loss of key customers;
—	changes in product mix and the cost of materials, with effect on margins;
—	changes in our existing management;
—	exchange rate fluctuations;
—	changes in federal laws, state laws and regulations;
—	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
—	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
—	the effect of acquisitions and other strategic ventures;
—	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
—	the cancellation or delay of purchase orders or shipments;
—	losses related to international sales; and
—	failure in execution of acquisition strategy.

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

The fair value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2007was $7.4 million.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2007.  Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%.  As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of January 31, 2007.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $48,425 (net of tax) at January 31, 2007 and a decrease in equity of $12,385 (net oftax) at January 31, 2006.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 5, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

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

Index

Item 8.   Financial Statements and Supplementary Data(Restated):

Index to Consolidated Financial Statements and Supplementary Data (Restated):

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

As of January 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 31, 2007 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

As noted in the Company’s Current Report on Form 8-K filed with respect to an event dated January 22, 2008, management has identified the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and the status of the completion of those orders as a material weakness which contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent the Company’s revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in the Company’s financial statements for the fiscal year ended January 31, 2007.  These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

/s/ Raymond J. De Hont
Raymond J. De Hont
President and Chief Executive Officer

/s/ Gary J. Morgan
Gary J. Morgan
Chief Financial Officer

Harleysville, Pennsylvania
February 23, 2007, except for identification of the material weakness described above as to which the date is February 4, 2008

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Met-Pro Corporation’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of a material weakness.

As described in Note 1, the financial statements as of and for the year ended January 31, 2007 have been restated as the result of prematurely recognizing certain sales transactions.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 23, 2007, except for Notes 1, 3, 9, 13 and 14 as to which the date is February 4, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2007, as the result of the premature recognition of certain sales transactions based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the financial statements as of and for the year ended January 31, 2007, and this report does not affect our report dated February 23, 2007 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 23, 2007, except for Notes 1, 3, 9, 13 and 14 as to which the date is February 4, 2008

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

	Years ended January 31,
	2007	2006	2005
	(Restated)
Net sales	$90,592,484	$85,116,100	$72,116,289
Cost of goods sold	62,477,267	58,441,441	49,441,456
Gross profit	28,115,217	26,674,659	22,674,833

Operating expenses
Selling	8,258,379	7,864,833	7,537,508
General and administrative	9,865,583	9,147,222	7,617,918
Loss on the curtailment of pension benefits	234,180	-	-
Patent litigation	-	-	135,292
	18,358,142	17,012,055	15,290,718
Income from operations	9,757,075	9,662,604	7,384,115

Interest expense	(351,152)	(269,488)	(371,345)
Other income, net	932,590	629,035	282,200
Income before taxes	10,338,513	10,022,151	7,294,970

Provision for taxes	3,411,709	2,708,867	2,480,291
Net income	$6,926,804	$7,313,284	$4,814,679

Earnings per share
Basic (adjusted for stock split)	$.62	$.65	$.43
Diluted (adjusted for stock split)	$.61	$.65	$.43

Average number of common and common equivalent shares outstanding
Basic (adjusted for stock split)	11,207,381	11,188,657	11,145,843
Diluted (adjusted for stock split)	11,403,759	11,333,612	11,284,007
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET (RESTATED)

	January 31,
ASSETS	2007	2006
Current assets	(Restated)
Cash and cash equivalents	$17,322,194	$17,683,305
Marketable securities	24,090	-
Accounts receivable, net of allowance for doubtful accounts of approximately $133,000 and $247,000, respectively	19,988,097	17,909,727
Inventories	19,720,842	16,438,481
Prepaid expenses, deposits and other current assets	1,748,130	1,381,900
Total current assets	58,803,353	53,413,413

Property, plant and equipment, net	16,832,988	13,838,221
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	306,403	1,020,844
Total assets	$96,741,657	$89,071,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,955,202	$1,689,413
Accounts payable	6,419,951	5,900,281
Accrued salaries, wages and expenses	4,005,300	4,143,300
Dividend payable	757,029	699,819
Customers’ advances	981,680	1,703,092
Deferred income taxes	245,231	226,048
Total current liabilities	14,364,393	14,361,953

Long-term debt	5,417,990	2,723,586
Other non-current liabilities	3,276,551	3,050,053
Deferred income taxes	1,369,591	1,397,561
Total liabilities	24,428,525	21,533,153
Commitments
Shareholders’ equity
Common shares, $.10 par value; 18,000,000 shares authorized, 12,846,608 shares issued, of which 1,631,364 and 1,649,498 shares were reacquired and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	7,910,708	7,564,180
Retained earnings	74,657,888	70,645,717
Accumulated other comprehensive (loss)	(33,471)	(321,821)
Treasury shares, at cost	(11,506,654)	(11,634,499)
Total shareholders’ equity	72,313,132	67,538,238
Total liabilities and shareholders’ equity	$96,741,657	$89,071,391
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)

	Years ended January 31,
	2007	2006	2005
	(Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$6,926,804	$7,313,284	$4,814,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,602,138	1,486,340	1,491,894
Deferred income taxes	26,203	610,593	511,225
(Gain) loss on sales of property and equipment, net	13,310	13,131	(6,358)
Stock-based compensation	327,200	-	-
Allowance for doubtful accounts	(114,238)	34,002	4,823
(Increase) decrease in operating assets:
Accounts receivable	(1,831,614)	(4,428,817)	3,080,432
Inventories	(3,161,103)	(2,657,517)	(1,008,533)
Prepaid expenses and deposits	2,872	(141,097)	(31,363)
Other assets	332,466	(484,162)	48,833
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	255,908	228,250	683,543
Customers’ advances	(721,878)	409,760	813,818
Other non-current liabilities	242,084	2,057,647	(1,857,472)
Net cash provided by operating activities	3,900,152	4,441,414	8,545,521

Cash flows from investing activities
Proceeds from sale of property and equipment	14,310	31,565	18,965
Acquisitions of property and equipment	(4,398,910)	(4,151,253)	(1,193,767)
Securities available for sale	(21,820)	-	-
Net cash (used in) investing activities	(4,406,420)	(4,119,688)	(1,174,802)

Cash flows from financing activities
Proceeds from new borrowings	4,312,293	793,947	-
Reduction of debt	(1,492,699)	(1,800,910)	(1,233,866)
Exercise of stock options	147,174	324,281	698,685
Payment of dividends	(2,857,423)	(2,648,576)	(2,464,033)
Purchase of treasury shares	-	(140,135)	(538,499)
Payment of cash in lieu of fractional shares	-	(1,914)	-
Net cash provided by (used in) financing activities	109,345	(3,473,307)	(3,537,713)
Effect of exchange rate changes on cash	35,812	(54,590)	60,217
Net increase (decrease) in cash and cash equivalents	(361,111)	(3,206,171)	3,893,223

Cash and cash equivalents at beginning of year	17,683,305	20,889,476	16,996,253
Cash and cash equivalents at end of year	$17,322,194	$17,683,305	$20,889,476
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (RESTATED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2004	$963,496	$7,955,459	$63,727,425	$(328,616)	$(12,047,030)	$60,270,734

Comprehensive income:
Net income	-	-	4,814,679	-	-
Foreign currency translation adjustment	-	-	-	224,890	-
Interest rate swap, net of tax of ($70,683)	-	-	-	137,208	-
Minimum pension liability adjustment,net of tax of ($34,594)	-	-	-	67,153	-
Total comprehensive income						5,243,930

Dividends paid, $.1631 per share	-	-	(1,861,277)	-	-	(1,861,277)
Dividend declared, $.0581 per share	-	-	(648,381)	-	-	(648,381)
Stock option transactions	-	(24,813)	-	-	723,498	698,685
Purchase of 43,841 treasury shares	-	-	-	-	(538,500)	(538,500)
Balances, January 31, 2005	963,496	7,930,646	66,032,446	100,635	(11,862,032)	63,165,191

Comprehensive income:
Net income	-	-	7,313,284	-	-
Foreign currency translation adjustment	-	-	-	(168,362)	-
Interest rate swap, net of tax of ($40,614)	-	-	-	79,400	-
Minimum pension liability adjustment,net of tax of $188,347	-	-	-	(333,494)	-
Total comprehensive income						6,890,828

Stock split four-for-three	321,165	(321,165)	-	-	-	-
Cash in lieu of fractional shares	-	(1,914)	-	-	-	(1,914)
Dividends paid, $.1788 per share	-	-	(2,000,194)	-	-	(2,000,194)
Dividend declared, $.0625 per share	-	-	(699,819)	-	-	(699,819)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, January 31, 2006	1,284,661	7,564,180	70,645,717	(321,821)	(11,634,499)	67,538,238

Comprehensive income:
Net income (Restated)	-	-	6,926,804	-	-
Foreign currency translation adjustment	-	-	-	291,299	-
Interest rate swap, net of tax of $21,772	-	-	-	(36,040)	-
Securities available for sale, net of tax of ($840)	-	-	-	1,430	-
Minimum pension liability adjustment, net of tax of $16,075	-	-	-	31,661	-
Total comprehensive income						7,215,154

Dividends paid, $.1925 per share	-	-	(2,157,604)	-	-	(2,157,604)
Dividend declared, $.0675 per share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	327,200	-	-	-	327,200
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances,
January 31, 2007 (Restated)	$1,284,661	$7,910,708	$74,657,888	$(33,471)	$(11,506,654)	$72,313,132
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA (RESTATED)

	Years ended January 31,
	2007	2006	2005
Net sales to unaffiliated customers	(Restated)
Product recovery/pollution control technologies	$45,894,181	$42,563,591	$31,380,986
Fluid handling technologies	25,868,798	23,533,933	22,892,843
Filtration/purification technologies	18,829,505	19,018,576	17,842,460
	$90,592,484	$85,116,100	$72,116,289
Includes foreign sales of:
Product recovery/pollution control technologies	$8,344,441	$7,601,248	$4,420,913
Fluid handling technologies	6,989,789	5,794,645	4,834,934
Filtration/purification technologies	7,012,071	7,614,056	6,196,282
	$22,346,301	$21,009,949	$15,452,129

Income from operations
Product recovery/pollution control technologies	$4,339,795	$4,119,242	$1,626,727
Fluid handling technologies	4,362,276	3,540,428	3,357,645
Filtration/purification technologies	1,055,004	2,002,934	2,399,743
	$9,757,075	$9,662,604	$7,384,115

Depreciation and amortization expense
Product recovery/pollution control technologies	$473,354	$480,173	$486,214
Fluid handling technologies	632,464	578,861	586,272
Filtration/purification technologies	496,320	427,306	419,408
	$1,602,138	$1,486,340	$1,491,894

Capital expenditures
Product recovery/pollution control technologies	$252,777	$250,327	$315,644
Fluid handling equipment technologies	2,237,574	1,446,380	313,287
Filtration/purification technologies	1,571,101	349,443	431,848
	4,061,452	2,046,150	1,060,779
Corporate	337,458	2,105,103	132,988
	$4,398,910	$4,151,253	$1,193,767

Identifiable assets at January 31
Product recovery/pollution control technologies	$34,907,323	$34,173,031	$30,361,707
Fluid handling technologies	21,667,719	17,008,765	15,358,949
Filtration/purification technologies	20,514,339	17,653,316	15,618,157
	77,089,381	68,835,112	61,338,813
Corporate	19,652,276	20,236,279	21,348,791
	$96,741,657	$89,071,391	$82,687,604
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement:

As noted in the Explanatory Note at the outset of this Amendment, the filing of this amended Form 10-K/A arises out of unauthorized actions by one non-officer  level sales employee, in violation of the Company’s policies including its revenue recognition policy.  The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, accounts payable, accrued expenses,  retained earnings and backlog.  The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

This restatement affects the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. Accordingly, the Company changed its previously reported net sales, net income, earnings per share, accounts receivable, inventories, accounts payable, accrued expenses, retained earnings and backlog.

The impact of these actions on reported results are as follows:

	Year Ended January 31, 2007
	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$90,592,484	$91,411,114
Net income	6,926,804	7,190,829
Earnings per share, basic	$.62	$.64
Earnings per share, diluted	$.61	$.63

	As of January 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$19,988,097	$20,837,589
Inventory	19,720,842	19,296,279
Accounts payable	6,419,951	6,450,813
Accrued expenses	4,005,300	4,135,342
Retained earnings	74,657,888	74,921,913

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

Reclassifications:

The Company reclassified the non-current pension liabilities that were included in the current liabilities section under the heading “accrued salaries, wages and expenses” to other non-current liabilities, and the related deferred income taxes from current to non-current in accordance with FASB No. 158 for all fiscal years presented in this Annual Report on Form 10-K/A.  The effect of the reclassification of the pension liabilities will be to reduce current liabilities and increase non-current liabilities by $3,006,842 at January 31, 2006.  In addition, the reclassification of the related deferred income taxes resulted in a reduction of deferred income taxes in the current asset section by $591,534, an increase in deferred income taxes in the current liabilities section by $226,048 and a decrease in deferred income taxes in the non-current liabilities section by $817,582 at January 31, 2006.  As a result of these reclassifications, the total assets decreased by $591,534 at January 31, 2006.  These reclassifications had no effect upon the Company’s consolidated statements of operations, shareholders’ equity or cash flows for any of the affected periods.

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

The fair value and carrying amount of long-term debt was as follows

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

The Company’s financial instruments are not held for trading purposes.

NOTE 3:	INVENTORIES (RESTATED)

Inventories consisted of the following:

	January 31,
	2007	2006
Raw materials	$13,596,396	$9,116,168
Work in process	2,790,042	2,334,589
Finished goods	3,334,404	4,987,724
	$19,720,842	$16,438,481

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

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$1,955,202
2009	1,564,182
2010	364,182
2011	364,182
2012	364,182
Thereafter	2,684,397
$7,296,327

NOTE 6:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income/(loss) as of January 31 was comprised of the following:

	2007	2006
Interest rate swap, net of tax	$(48,425)	$(12,385)
Unrealized gain on securities available-for sale, net of tax	1,430	-
Foreign currency translation adjustment	691,730	400,431
Minimum pension liability adjustment, net of tax	(678,206)	(709,867)
	$(33,471)	$(321,821)

NOTE 7:	SHAREHOLDERS’ EQUITY

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

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Annual Report on Form 10-K/A have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the fiscal year ended January 31, 2007 includes compensation cost for all share-based payments granted prior to, but not vested as of February 1, 2006 and shared-based payments granted after February 1, 2006.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.48 – 5.99	32,980	2.95	$5.5533	32,980	$5.5533
$6.00 – 6.99	64,716	4.13	6.8063	64,716	6.8063
$7.00 – 8.99	205,231	5.76	7.3740	205,231	7.3740
$9.00 – 11.99	161,340	8.18	9.8813	161,340	9.8813
$12.00 – 12.99	313,674	8.19	12.4230	257,335	12.5047
$13.00 – 14.99	179,000	9.87	14.5300	-	-
	956,941	7.49	$10.6892	721,602	$9.6302

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

	January 31, 2006	January 31, 2005
Net income, as reported	$7,313,284	$4,814,679
Add: Stock-based employee compensation expense included in reported net income, net of tax
	-	-
Less: Pro-forma expense related to stock options granted, net of tax effects	(308,080)	(409,919)
Pro-forma	$7,005,204	$4,404,760
Earnings per share, basic:
As reported	$.65	$.43
Pro-forma	.63	.40
Earnings per share, diluted:
As reported	$.65	$.43
Pro-forma	.62	.39

For the purposes of this pro-forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 9:                       INCOME TAXES (RESTATED)

The provision for income taxes was comprised of the following:

	2007	2006	2005
Current	(Restated)
Federal	$2,884,686	$1,601,149	$1,501,388
State	409,160	236,709	240,048
Foreign	91,660	260,416	227,630
	3,385,506	2,098,274	1,969,066
Deferred	26,203	610,593	511,225
	$3,411,709	$2,708,867	$2,480,291

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	2007	2006
Deferred tax assets
Inventory cost capitalization	$135,157	$140,115
Pension cost	1,232,328	863,819
Non-compete agreements	195,176	238,386
Other	374,865	197,635
Total deferred tax assets	1,937,526	1,439,955

Deferred tax liabilities
Accelerated depreciation	649,252	628,737
Inventory - Dean Pump Division	363,727	344,071
Prepaid expenses	231,736	211,556
Goodwill	2,307,633	1,879,200
Total deferred tax liabilities	3,552,348	3,063,564
Net deferred tax (liabilities)	$(1,614,822)	$(1,623,609)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2007		2006		2005
Computed expected	(Restated)
federal tax expense	$3,515,094	34.0%	$3,407,531	34.0%	$2,480,291	34.0%
State income taxes,
net of federal income
tax benefit	284,648	2.7	156,228	1.5	158,432	2.2
Research and
development tax credits	(136,500)	(1.3)	(591,517)	(5.9)	-	-
Other	(251,533)	(2.4)	(263,375)	(2.6)	(158,432)	(2.2)
Effective income taxes	$3,411,709	33.0%	$2,708,867	27.0%	$2,480,291	34.0%

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

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheet at January 31, 2007 and 2006:

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$19,031,679	$16,804,683
Service cost	708,246	620,064
Interest cost	1,071,627	1,029,984
Amendments	155,004	52,045
Actuarial loss	433,170	1,415,687
Curtailment	(2,014,829)	-
Benefits paid	(872,240)	(890,784)
Benefit obligation at end of year	$18,512,657	$19,031,679

Change in plan assets:
Fair value of plan assets at beginning of year	$14,107,986	$12,052,579
Actual gain on plan assets	1,814,190	1,028,733
Employer contribution	132,106	1,917,458
Benefits paid	(872,240)	(890,784)
Fair value of plan assets at end of year	$15,182,042	$14,107,986

Funded status	$(3,330,615)	$(4,923,693)
Unrecognized actuarial loss	785,902	2,957,626
Unrecognized transition (asset)	(1,602)	(81,375)
Unrecognized prior service costs	292,217	691,484
Net amount recognized	$(2,254,098)	$(1,355,958)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability – short term	$(99,472)	$(132,106)
Accrued benefit liability – long term	(3,231,143)	(3,006,842)
Intangible assets	-	690,887
Accumulated other comprehensive loss	1,076,517	1,092,103
Net amount recognized	$(2,254,098)	$(1,355,958)

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
January 31, 2007
Accrued benefit liability – short term	-
Accrued benefit liability – long term	$(278,624)
Intangible assets	(108,693)
Accumulated other comprehensive loss (net of tax effect of $143,307)	244,010

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

Financial information for the two reporting segments and one other segment is shown on page 34.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 14:	GEOGRAPHIC INFORMATION (RESTATED)

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

	2007	2006	2005
Net sales:	(Restated)
United States	$68,246,183	$64,106,151	$56,664,160
Foreign	22,346,301	21,009,949	15,452,129
	$90,592,484	$85,116,100	$72,116,289

Income from operations:
United States	$7,628,754	$7,112,573	$5,731,250
Foreign	2,128,321	2,550,031	1,652,865
	$9,757,075	$9,662,604	$7,384,115

Total assets:
United States	$86,820,188	$79,295,147	$75,154,819
Foreign	9,921,469	9,776,244	7,532,785
	$96,741,657	$89,071,391	$82,687,604

NOTE 15:	CONTINGENCIES

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2007 to settle these cases is $305,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim of approximately $28,000. As of January 31, 2007, there were a total of 37 cases pending against the Company, as compared to 51 cases that were pending as of January 31, 2006. During the fiscal year ended January 31, 2007, 20 new cases were filed against the Company, and the Company was dismissed from or settled 34 cases. Most of the pending cases have

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index

QUARTERLY FINANCIAL DATA (RESTATED) (Unaudited)

				Earnings	Earnings
				Per Share,	Per Share,
2006	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$17,927,612	$5,954,275	$1,318,218	$.12	$.12
Second Quarter	22,646,520	7,062,723	1,956,549	.18	.17
Third Quarter	21,918,792	6,713,264	1,882,022	.17	.17
Fourth Quarter	22,623,176	6,944,397	2,156,495	.19	.19

				Earnings	Earnings
				Per Share,	Per Share,
2007	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$19,779,041	$5,855,359	$1,207,448	$.11	$.11
Second Quarter	23,778,882	6,734,490	1,808,685	.16	.16
Third Quarter	25,008,855	8,133,328	2,049,082	.18	.18
Fourth Quarter	22,025,706	7,392,040	1,861,589	.16	.16

Adjusted for four-for-three stock split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures (Restated):

(a) Evaluation of Disclosure Controls and Procedures

In connection with the original filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, our principal executive officer and principal financial officer, with the participation of our management, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of January 31, 2007, as such term is defined in Rule 13a−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

As a result of the errors in the financial statements and the related restatement discussed in several places in this amended Form 10-K/A including in Note 1 to the Consolidated Financial Statements, our principal executive officer and principal financial officer, with the participation of our management, has re-evaluated the effectiveness of our disclosure controls and procedures for the fiscal year ended January 31, 2007 in connection with the filing this amended Annual Report on Form 10-K/A.

Based upon that re-evaluation, our principal executive officer and principal financial officer have again concluded that as of January 31, 2007, our disclosure controls and procedures were effective and adequate. Our principal executive officer and principal financial officer reached this conclusion notwithstanding the material weakness in internal control over financial reporting that is discussed below in “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan”. The Company notes that the interrelationship between disclosure controls and internal control over financial reporting is not yet fully defined by law, rule, or interpretation. If an internal control over financial reporting were determined by appropriate authority to be part of disclosure controls and procedures, then our chief executive officer and principal financial officer might conclude that our disclosure controls and procedures were not effective for the same reasons described below under “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan.” Our principal executive officer and principal financial officer believe that the material weakness that is described below is confined to revenue recognition as described below and that our current disclosure controls and procedures are otherwise adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Index

Item 9A.   Controls and Procedures (Restated) continued…

(b) Material Weakness In Internal Control Over Financial Reporting; Remediation Plan

As noted in the Company’s Current Report on Form 8-K filed with respect to an event dated January 22, 2008, management has identified a material weakness as defined in standards established by the Public Company Accounting Oversight Board in its internal control over financial reporting that existed as of January 31, 2007, as follows:  we did not maintain effective policies and procedures with respect to revenue recognition. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and the status of the completion of those orders contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for our fiscal year ended January 31, 2007. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based upon our assessment of our internal control over financial reporting as of  January 31, 2007, management has committed to the following remediation plan:

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

(c) Changes in Internal Control over Financial Reporting

Except with respect to the changes in our policies and procedures surrounding our revenue recognition policy as described in (b) above, there were no changes in our internal control over financial reporting (as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10−K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.  Directors, Executive Officers and Corporate Governance:

We have codes of ethics that apply to all Directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer (who is also our principal accounting officer).  You can find our codes of ethics on our website by going to the following address: www.met-pro.com, and clicking on the link for our codes of ethics under the “Investor Relations – Corporate Governance” captions.  We will post on our website any amendments to the codes of ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange.

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

The information required by this Item (except for the information set forth on page 7 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2007 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules (Restated):

(a)	Exhibits and Financial Statements and Schedules:

(1)	Financial Statements and Schedules:

Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data that appears on page 26 of this report.

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

(10)(ab)	The 2005 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 9, 2005.*

(10)(ac)	Third Amendment to the Company’s Salaried Pension Plan dated as of August 31, 2005, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 13, 2007.*

Index

Exhibit No.	Description

(10)(ad)	Fourth Amendment to the Company’s Salaried Pension Plan dated as of April 5, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 13, 2007.*

(10)(ae)	Fifth Amendment to the Company’s Salaried Pension Plan dated as of October 18, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 13, 2007.*

(11)	Statement Re-computation of Per Share Earnings. See page 30 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2007:

Corporate Name	Jurisdiction of Incorporation	Name under which Business is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned Subsidiary of Met-Pro Corporation

Flex-Kleen Canada, Inc.	Ontario, Canada	Flex-Kleen Canada, Inc., a wholly-owned subsidiary of Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation, a wholly-owned subsidiary of Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc., a wholly-owned subsidiary of Met-Pro Corporation

Pristine Water Solutions Inc.	Delaware	Pristine Water Solutions Inc., a wholly-owned subsidiary of Met-Pro Corporation

Mefiag (Guangzhou) Filter Systems Ltd.	People’s Republic of China	Mefiag (Guangzhou) Filter Systems Ltd., A wholly-owned subsidiary of Met-Pro (Hong Kong) Company Limited

Met-Pro (Hong Kong) Company Limited	Hong Kong	Met-Pro (Hong Kong) Company Limited, a wholly-owned subsidiary of Met-Pro Corporation

(23)	Consent of Independent Registered Public Accounting Firm **

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

MET-PRO CORPORATION

February 12, 2008	By: /s/ Raymond J. De Hont
Date	Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	February 12, 2008
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	February 12, 2008
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	February 12 ,2008
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	February 12, 2008
George H. Glatfelter II

/s/ Alan Lawley	Director	February 12, 2008
Alan Lawley

/s/ Michael J. Morris	Director	February 12, 2008
Michael J. Morris

/s/ Constantine N. Papadakis	Director	February 12, 2008
Constantine N. Papadakis