Form 10-Q/A
period 2008-02-12
MET PRO CORP
filed 2008-02-12
CIK 65201

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

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, customers’ advances, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q of Met-Pro Corporation (the “Company”) for the fiscal quarter ended April 30, 2007 is to correct the net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, customers’ advances, retained earnings and backlog amounts that were improperly stated as a result of these actions.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. In addition to these changes to the Consolidated Financial Statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only changes in this Amendment on Form 10-Q/A to the original Form 10-Q filed on June 5, 2007 are those affected by the restatement.  This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments.  Information in the original Form 10-Q not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the June 5, 2007 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

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

MET-PRO CORPORATION

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET (RESTATED)

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2007	2007
	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$24,354,204	$17,322,194
Marketable securities	27,897	24,090
Accounts receivable, net of allowance for doubtful accounts of approximately $156,000 and $133,000, respectively	18,170,299	19,988,097
Inventories	21,562,232	19,720,842
Prepaid expenses, deposits and other current assets	2,058,342	1,748,130
Total current assets	66,172,974	58,803,353

Property, plant and equipment, net	16,114,947	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	300,022	306,403
Total assets	$103,386,856	$96,741,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,979,722	$1,955,202
Accounts payable	6,540,689	6,419,951
Accrued salaries, wages and expenses	4,700,768	4,005,300
Dividend payable	757,389	757,029
Customers' advances	2,942,885	981,680
Deferred income taxes	242,457	245,231
Total current liabilities	17,163,910	14,364,393

Long-term debt	5,034,456	5,417,990
Other non-current liabilities	3,317,132	3,276,551
Deferred income taxes	2,290,532	1,369,591
Total liabilities	27,806,030	24,428,525

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares authorized, 12,846,608 shares issued, of which 1,626,031 and 1,631,364 shares were reacquired and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	8,039,875	7,910,708
Retained earnings	77,496,889	74,657,888
Accumulated other comprehensive income (loss)	228,458	(33,471)
Treasury shares, at cost	(11,469,057)	(11,506,654)
Total shareholders' equity	75,580,826	72,313,132
Total liabilities and shareholders' equity	$103,386,856	$96,741,657
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

 (unaudited)

	Three Months Ended April 30,
	2007	2006
	(Restated)
Net sales	$20,816,113	$19,779,041
Cost of goods sold	14,131,912	13,923,682
Gross profit	6,684,201	5,855,359

Operating expenses (income)
Selling	2,069,877	1,896,179
General and administrative	2,483,853	2,358,513
Gain on sale of building	(3,513,940)	-
	1,039,790	4,254,692
Income from operations	5,644,411	1,600,667

Interest expense	(80,152)	(59,805)
Other income, net	217,306	234,798
Income before taxes	5,781,565	1,775,660

Provision for taxes	2,059,814	568,212
Net income	$3,721,751	$1,207,448
Earnings per share, basic (1)	$.33	$.11

Earnings per share, diluted (2)	$.32	$.11

Cash dividend per share – declared (3)	$.0675	$.0625

Cash dividend per share – paid (3)	$.0675	$.0625

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 11,220,577 and 11,199,599 for the three-month periods ended April 30, 2007 and 2006, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 11,468,767 and 11,439,813 for the three-month periods ended April 30, 2007 and 2006, respectively.

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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY(RESTATED)

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances,
January 31, 2007 (Restated)	$1,284,661	$7,910,708	$74,657,888	$(33,471)	$(11,506,654)	$72,313,132

Comprehensive income:
Net income (Restated)	-	-	3,721,751	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation adjustment	-	-	-	234,333	-
Interest rate swap,	-	-	-		-
net of tax of ($14,799)				25,198
Securities available for sale,	-	-	-		-
net of tax of ($1,409)				2,398
Total comprehensive income						3,858,680

Dividends declared, $.0675 per share	-	-	(757,750)	-	-	(757,750)
Stock-based compensation	-	127,527	-	-	-	127,527
Stock option transactions	-	1,640	-	-	37,597	39,237
Balances,
April 30, 2007 (Restated)	$1,284,661	$8,039,875	$77,496,889	$228,458	$(11,469,057)	$75,580,826

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	$(321,821)	$(11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	1,207,448	-	-
Foreign currency translation adjustment	-	-	-	169,659	-
Interest rate swap,	-	-	-		-
net of tax of $43,114				89,833
Total comprehensive income						1,466,940

Dividends declared, $.0625 per share	-	-	(700,287)	-	-	(700,287)
Stock-based compensation	-	81,800	-	-	-	81,800
Stock option transactions	-	2,589	-	-	52,642	55,231
Balances, April 30, 2006	$1,284,661	$7,648,569	$71,152,878	$(62,329)	$(11,581,857)	$68,441,922
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS(RESTATED)

(unaudited)

	Three Months Ended
	April 30,
	2007	2006
	(Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$3,721,751	$1,207,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417,784	370,964
Deferred income taxes	904,929	(553)
(Gain) on sale of property and equipment, net	(3,513,998)	(4,410)
Stock-based compensation	127,527	81,800
Allowance for doubtful accounts	23,302	(79,003)
(Increase) decrease in operating assets:
Accounts receivable	1,938,770	1,740,117
Inventories	(1,739,073)	(1,147,983)
Prepaid expenses, deposits and other current assets	(296,451)	86,777
Other assets	(1,935)	(2,250)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	580,832	(1,072,742)
Customers’ advances	1,958,922	262,518
Other non-current liabilities	40,581	549
Net cash provided by operating activities	4,162,941	1,443,232

Cash flows from investing activities
Proceeds from sale of property and equipment	4,342,598	4,410
Acquisitions of property and equipment	(354,559)	(2,227,748)
Net cash provided by (used in) investing activities	3,988,039	(2,223,338)

Cash flows from financing activities
Proceeds from new borrowings	-	3,602,921
Reduction of debt	(367,235)	(330,508)
Exercise of stock options	39,238	55,232
Payment of dividends	(757,390)	(699,820)
Net cash provided by (used in) financing activities	(1,085,387)	2,627,825
Effect of exchange rate changes on cash	(33,583)	29,778

Net increase in cash and cash equivalents	7,032,010	1,877,497

Cash and cash equivalents at February 1	17,322,194	17,683,305
Cash and cash equivalents at April 30	$24,354,204	$19,560,802
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement:

As noted in the Explanatory Note at the outset of this Amendment, the filing of this amended Form 10-Q/A arises out of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, customers’ advances, retained earnings and backlog.  The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

This restatement affects the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. Accordingly, the Company changed its previously reported net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses customers’ advances and retained earnings.

The impact of these actions on reported results are as follows:

	Three Months Ended April 30, 2007
	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$20,816,113	$21,916,609
Net income	3,721,751	3,878,243
Earnings per share, basic	$.33	$.35
Earnings per share, diluted	$.32	$.34

	Period Ended April 30, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$18,170,299	$20,197,550
Inventory	21,562,232	20,613,149
Prepaid expenses, deposits and other current assets	2,058,342	1,717,692
Accounts payable	6,540,689	6,699,695
Accrued salaries, wages and expenses	4,700,768	4,909,644
Customers’ advances	2,942,885	2,892,004
Retained earnings	77,496,889	77,917,406

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007.  See Note 8 on page 12 for further information.

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

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2007 and the results of operations and changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2007 and 2006.  The results of operations for the three-month periods ended April 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2007.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – MARKETABLE SECURITIES

At April 30, 2007 the Company's marketable securities had a fair market value of $27,897, which includes an unrealized gain of $3,807.  The marketable securities are composed of 547 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

NOTE 6 – INVENTORIES (RESTATED)

Inventories consisted of the following:

	April 30,	January 31,
	2007	2007
Raw materials	$14,269,243	$13,596,396
Work in progress	4,337,645	2,790,042
Finished goods	2,955,344	3,334,404
	$21,562,232	$19,720,842

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$1,979,722
2009	1,570,312
2010	370,308
2011	370,308
2012	370,308
Thereafter	2,316,351
$6,977,309

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

	April 30,	January 31,
	2007	2007
Interest rate swap, net of tax	$(23,227)	$(48,425)
Unrealized gain on securities available-for sale, net of tax	3,828	1,430
Foreign currency translation adjustment	926,063	691,730
Minimum pension liability adjustment, net of tax	(678,206)	(678,206)
	$228,458	$(33,471)

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

NOTE 13 – BUSINESS SEGMENT DATA (RESTATED)

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for the two reporting segments and one other segment is shown below:

	Three Months Ended April 30,
	2007	2006
Net sales	(Restated)
Product recovery/pollution control technologies	$9,446,390	$9,298,349
Fluid handling technologies	6,054,072	5,917,494
Filtration/purification technologies	5,315,651	4,563,198
	$20,816,113	$19,779,041

Income from operations
Product recovery/pollution control technologies	$677,734	$566,714
Fluid handling technologies	1,163,314	695,544
Filtration/purification technologies	289,423	338,409
	2,130,471	1,600,667
Gain on sale of building	3,513,940	-
	$5,644,411	$1,600,667

	April 30,	January 31,
	2007	2007
Identifiable assets	(Restated)	(Restated)
Product recovery/pollution control technologies	$34,072,680	$34,907,323
Fluid handling technologies	20,968,230	21,667,719
Filtration/purification technologies	20,822,904	20,514,339
	75,863,814	77,089,381
Corporate	27,523,042	19,652,276
	$103,386,856	$96,741,657

NOTE 14 – ACCOUNTANTS’ 10-Q/A REVIEW

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 18, 2007, except for Notes 1, 6, 13 as to
    which the date is February 4, 2008

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors” of our Annual Report on Form 10-K/A for the year ended January 31, 2007.

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

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods or which are expected to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, customers’ advances, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

In total, the errors require adjustments in net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, customers’ advances, retained earnings and backlog.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements.

The impact of these actions on reported results are as follows:

	Three Months Ended April 30, 2007
	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$20,816,113	$21,916,609
Net income	3,721,751	3,878,243
Earnings per share, basic	$.33	$.35
Earnings per share, diluted	$.32	$.34

	Period Ended April 30, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$18,170,299	$20,197,550
Inventory	21,562,232	20,613,149
Prepaid expenses, deposits and other current assets	2,058,342	1,717,692
Accounts payable	6,540,689	6,699,695
Accrued salaries, wages and expenses	4,700,768	4,909,644
Customers’ advances	2,942,885	2,892,004
Retained earnings	77,496,889	77,917,406

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as it pertains to the fiscal period covered by this Report.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

 Results of Operations (Restated):

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended April 30,
	2007		2006
	(Restated)
Net sales	100.0%		100.0%
Cost of goods sold	67.9%		70.4%
Gross profit	32.1%		29.6%

Selling expenses	9.9%		9.6%
General and administrative expenses	11.9%		11.9%
Gain on sale of building	(16.8	% )	-
Income from operations	27.1%		8.1%

Interest expense	(.4	% )	(.3	% )
Other income, net	1.1%		1.2%
Income before taxes	27.8%		9.0%

Provision for taxes	9.9%		2.9%
Net income	17.9%		6.1%

Three Months Ended April 30, 2007 vs. Three Months Ended April 30, 2006 (Restated):

Net sales for the three-month period ended April 30, 2007 were $20,816,113 compared with $19,779,041 for the three-month period ended April 30, 2006, an increase of $1,037,072 or 5.2%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $9,446,390, or $148,041 higher than the $9,298,349 of sales for the three-month period ended April 30, 2006, an increase of 1.6%.  The slight sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our particulate collection equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $6,054,072, or $136,578 higher than the $5,917,494 of sales for the three-month period ended April 30, 2006, an increase of 2.3%.  The slight sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $5,315,651, or $752,453 higher than the $4,563,198 of sales for the three-month period ended April 30, 2006, an increase of 16.5%.  This increase was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $31,942,079 and $21,505,842 as of April 30, 2007 and 2006, respectively.  Backlog for the Product Recovery/Pollution Control Technologies reporting segment was $24,411,483 or 48.7% higher than the $16,413,846 backlog at April 30, 2006.  The increase in backlog in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our turnkey air and water pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, as well as increased demand for our chemical odor control systems.    Backlog for the Fluid Handling Technologies reporting segment was $5,094,113 or 49.9% higher than the $3,397,806 backlog at April 30, 2006.  The increase in backlog in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our fiberglass reinforced plastic centrifugal pumps.  Backlog for the Filtration/Purification Technologies segment was $2,436,483 or 43.8% higher than the $1,694,190 backlog at April 30, 2006.  The increase in backlog in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems as well as our filter, cartridge and filter housing products.  The Company expects that substantially all of the backlog existing as of April 30, 2007 will be shipped during the current fiscal year.

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

Income from operations for the three-month period ended April 30, 2007 was $5,644,411 compared with $1,600,667 for the three-month period ended April 30, 2006, an increase of $4,043,744, of which $3,513,940 was due to the sale of a 30,000 square foot building located on 4 acres in Hauppauge, New York.  Excluding the gain on the sale of this building, income from operations for the three-month period ended April 30, 2007 was $2,130,471, or 33.1% higher than the $1,600,667 for the three-month period ended April 30, 2006.  For comparative purposes, the following income from operations analysis by segment does not contain the gain on the sale of the New York facility.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $677,734, or $111,020 higher than the $566,714 for the three-month period ended April 30, 2006, an increase of 19.6%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our particulate collection equipment.

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

Net income for the three-month period ended April 30, 2007 was $3,721,751 compared with $1,207,448 for the three-month period ended April 30, 2006, an increase of $2,514,303.  This increase in net income was related to (i) a gain on the sale of a 30,000 square foot building located on 4 acres in Hauppauge, New York, which increased net income by $2,213,782, (ii) higher sales volume in the two reporting segments and the one other segment and (iii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments.

The gross margin for the three-month period ended April 30, 2007 was 32.1% versus 29.6% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments as a result of certain strategic measures implemented, which included selected sales price increases and improved purchasing practices.

Selling expense increased $173,698 during the three-month period ended April 30, 2007 compared with the same period last year.  Selling expense as a percentage of net sales was 9.9% for the three-month period ended April 30, 2007 compared with 9.6% for the same period last year.

General and administrative expense was $2,483,853 for the three-month period ended April 30, 2007 compared with $2,358,513 for the same period last year, an increase of $125,340.  This increase was primarily related to an increase in the expensing of stock options and higher legal and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 11.9% for the three-month period ended April 30, 2007 and 2006, respectively.

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

The effective tax rates for the three-month periods ended April 30, 2007 and 2006 were 35.6% and 32%, respectively.  The increase in the effective tax rate to 35.6% was due to the additional tax expense related to the gain on the sale of the Company’s building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 2.0%, combined with the reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).  The Company expects the effective tax rate will decrease to 33.5% in the second quarter and the balance of the fiscal year.

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

Liquidity (Restated):

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

Accounts receivable (net) totaled $18,170,299 on April 30, 2007 compared with $19,988,097 on January 31, 2007, which represents a decrease of $1,817,798.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $21,562,232 on April 30, 2007 compared with $19,720,842 on January 31, 2007, an increase of $1,841,390.   This increase is primarily attributable to inventory purchased in the three-month period ended April 30, 2007 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $17,163,910 on April 30, 2007, compared with $14,364,393 on January 31, 2007, an increase of $2,799,517.  This increase is due to an increase in customer advance payments, accounts payable and accrued salaries, wages and expenses.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5,000,000, all of which are available for working capital purposes, except for $409,410 outstanding as of April 30, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of April 30, 2007 and January 31, 2007, working capital was $49,009,064 and $44,438,960, respectively, and the current ratio was 3.9 and 4.1, respectively.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2007.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007 for additional information.

Item 4.   Controls and Procedures (Restated)

(a) Evaluation of Disclosure Controls and Procedures

In connection with the original filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, our principal executive officer and principal financial officer, with the participation of our management, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of April 30, 2007, as such term is defined in Rule 13a−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

As a result of the errors in the financial statements and the related restatement discussed in several places in this amended Form 10-Q/A including in Note 1 to the Consolidated Financial Statements, our principal executive officer and principal financial officer, with the participation of our management, has re-evaluated the effectiveness of our disclosure controls and procedures for the fiscal quarter ended April 30, 2007 in connection with the filing this amended Quarterly Report on Form 10-Q/A.

Based upon that re-evaluation, our principal executive officer and principal financial officer have again concluded that as of April 30, 2007, our disclosure controls and procedures were effective and adequate. Our principal executive officer and principal financial officer reached this conclusion notwithstanding the material weakness in internal control over financial reporting that is discussed below in “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan”. The Company notes that the interrelationship between disclosure controls and internal control over financial reporting is not yet fully defined by law, rule, or interpretation. If an internal control over financial reporting were determined by appropriate authority to be part of disclosure controls and procedures, then our chief executive officer and principal financial officer might conclude that our disclosure controls and procedures were not effective for the same reasons described below under “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan.” Our principal executive officer and principal financial officer believe that the material weakness that is described below is confined to revenue recognition as described below and that our current disclosure controls and procedures are otherwise adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Index

MET-PRO CORPORATION

Item 4.   Controls and Procedures continued…

(b) Material Weakness In Internal Control Over Financial Reporting; Remediation Plan

As noted in the Company’s Current Report on Form 8-K filed with respect to an event dated January 22, 2008, management has identified a material weakness as defined in standards established by the Public Company Accounting Oversight Board in its internal control over financial reporting that existed as of April 30, 2007, as follows:  we did not maintain effective policies and procedures with respect to revenue recognition. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and the status of the completion of those orders contributed (together with false statments by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for our fiscal quarter ended April 30, 2007. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based upon our assessment of our internal control over financial reporting as of April 30, 2007, management has committed to the following remediation plan:

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through April 30, 2007 to settle these cases was $305,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $28,000.  As of April 30, 2007, there were a total of 37 cases pending against the Company, as compared to 37 cases that were pending as of January 31,

Index

MET-PRO CORPORATION

Item 1.   Legal Proceedings continued…

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

Item 1A.  Risk Factors

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 31, 2007 as filed with the Securities and Exchange Commission on April 13, 2007, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report which we incorporate herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2007:

Issuer Purchases of
Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plan or
Period	Purchased	Per Share	Programs	Programs	(1)

February 1-28, 2007	0	$-	0	270,918
March 1-31, 2007	0	-	0	270,918
April 1-30, 2007	0	-	0	270,918
Total	0	$-	0	270,918

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