Form 10-Q/A
period 2008-02-12
MET PRO CORP
filed 2008-02-12
CIK 65201

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

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q of Met-Pro Corporation (the “Company”) for the fiscal quarter ended July 31, 2007 is to correct the net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, retained earnings and backlog amounts that were improperly stated as a result of these actions.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. In addition to these changes to the Consolidated Financial Statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only changes in this Amendment on Form 10-Q/A to the original Form 10-Q filed on September 7, 2007 are those affected by the restatement.  This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments.  Information in the original Form 10-Q not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the September 7, 2007 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

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

MET-PRO CORPORATION

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET (RESTATED)

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2007	2007
Current assets	(Restated)	(Restated)
Cash and cash equivalents	$24,426,816	$17,322,194
Marketable securities	24,043	24,090
Accounts receivable, net of allowance for doubtful accounts of approximately $150,000 and $133,000, respectively	16,703,558	19,988,097
Inventories	24,414,471	19,720,842
Prepaid expenses, deposits and other current assets	2,254,041	1,748,130
Total current assets	67,822,929	58,803,353

Property, plant and equipment, net	16,217,855	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	294,610	306,403
Total assets	$105,134,307	$96,741,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,981,082	$1,955,202
Accounts payable	8,554,790	6,419,951
Accrued salaries, wages and expenses	3,753,556	4,005,300
Dividend payable	757,389	757,029
Customers' advances	2,333,909	981,680
Deferred income taxes	242,457	245,231
Total current liabilities	17,623,183	14,364,393

Long-term debt	4,517,363	5,417,990
Other non-current liabilities	3,305,321	3,276,551
Deferred income taxes	2,335,529	1,369,591
Total liabilities	27,781,396	24,428,525

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares authorized, 12,846,608 shares issued, of which 1,588,563 and 1,631,364 shares were reacquired and held in treasury at the respective dates	1,284,661	1,284,661
Additional paid-in capital	8,254,499	7,910,708
Retained earnings	78,666,767	74,657,888
Accumulated other comprehensive income (loss)	351,891	(33,471)
Treasury shares, at cost	(11,204,907)	(11,506,654)
Total shareholders' equity	77,352,911	72,313,132
Total liabilities and shareholders' equity	$105,134,307	$96,741,657
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

 (unaudited)

	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
	(Restated)		(Restated)
Net sales	$45,964,544	$43,557,923	$25,148,431	$23,778,882
Cost of goods sold	31,147,427	30,968,074	17,015,515	17,044,392
Gross profit	14,817,117	12,589,849	8,132,916	6,734,490

Operating expenses (income)
Selling	4,589,778	3,972,366	2,519,901	2,076,187
General and administrative	5,407,261	4,539,931	2,923,408	2,181,418
Gain on sale of building	(3,513,940)	-	-	-
	6,483,099	8,512,297	5,443,309	4,257,605
Income from operations	8,334,018	4,077,552	2,689,607	2,476,885

Interest expense	(170,698)	(147,314)	(90,546)	(87,509)
Other income, net	516,393	505,251	299,087	270,453
Income before taxes	8,679,713	4,435,489	2,898,148	2,659,829

Provision for taxes	3,030,694	1,419,356	970,880	851,144
Net income	$5,649,019	$3,016,133	$1,927,268	$1,808,685

Earnings per share, basic (1)	$.50	$.27	$.17	$.16

Earnings per share, diluted (2)	$.49	$.27	$.17	$.16

Cash dividend per share – declared (3)	$.1350	$.1250	$.0675	$.0625

Cash dividend per share – paid (3)	$.1350	$.1250	$.0675	$.0625

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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (RESTATED)

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances,
January 31, 2007(Restated)	$1,284,661	$7,910,708	$74,657,888	$(33,471)	$(11,506,654)	$72,313,132

Comprehensive income:
Net income (Restated)	-	-	5,649,019	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation adjustment				280,143
Interest rate swap, net of tax of ($61,813)	-	-	-	105,249	-
Securities available for sale, net of tax of $17	-	-	-	(30)	-
Total comprehensive income						5,909,381

Dividends paid, $.0675 per share	-	-	(757,751)	-	-	(757,751)
Dividends declared, $.0675 per share	-	-	(757,389)	-	-	(757,389)
Stock-based compensation	-	255,054	-	-	-	255,054
Stock option transactions	-	88,737	-	-	301,747	390,484
Balances,
July 31, 2007(Restated)	$1,284,661	$8,254,499	$78,666,767	$351,891	$(11,204,907)	$77,352,911

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	$(321,821)	$(11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	3,016,133	-	-
Foreign currency translation adjustment	-	-	-	201,298	-
Interest rate swap, net of tax of $43,599	-	-	-	90,864	-
Total comprehensive income						3,308,295

Dividends paid, $.0625 per share	-	-	(700,287)	-	-	(700,287)
Dividends declared, $.0625 per share	-	-	(700,286)	-	-	(700,286)
Stock-based compensation	-	163,601	-	-	-	163,601
Stock option transactions	-	2,589	-	-	52,642	55,231
Balances, July 31, 2006	$1,284,661	$7,730,370	$72,261,277	$(29,659)	$(11,581,857)	$69,664,792
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)

(unaudited)
	Six Months Ended
	July 31,
	2007	2006
	(Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$5,649,019	$3,016,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843,274	768,427
Deferred income taxes	899,167	(1,106)
(Gain) on sale of property and equipment, net	(3,516,683)	(11,589)
Stock-based compensation	255,054	163,601
Allowance for doubtful accounts	17,211	(79,629)
(Increase) decrease in operating assets:
Accounts receivable	3,409,747	1,607,822
Inventories	(4,562,546)	(1,405,805)
Prepaid expenses, deposits and other current assets	(481,406)	247,600
Other assets	(4,841)	(4,644)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,651,487	(276,556)
Customers’ advances	1,351,575	(532,636)
Other non-current liabilities	28,770	1,098
Net cash provided by operating activities	5,539,828	3,492,716

Cash flows from investing activities
Proceeds from sale of property and equipment	4,345,282	12,810
Acquisitions of property and equipment	(864,953)	(3,275,209)
Net cash provided by (used in) investing activities	3,480,329	(3,262,399)

Cash flows from financing activities
Proceeds from new borrowings	-	4,140,315
Reduction of debt	(758,148)	(713,113)
Exercise of stock options	390,484	55,232
Payment of dividends	(1,514,780)	(1,400,107)
Net cash provided by (used in) financing activities	(1,882,444)	2,082,327
Effect of exchange rate changes on cash	(33,091)	23,357

Net increase in cash and cash equivalents	7,104,622	2,336,001

Cash and cash equivalents at February 1	17,322,194	17,683,305
Cash and cash equivalents at July 31	$24,426,816	$20,019,306
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement:

As noted in the Explanatory Note at the outset of this Amendment, the filing of this amended Form 10-Q/A arises out of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods, or which are expected to be able to be recognized in future fiscal periods. These revenue recognition errors resulted in or contrubted to adjustments in earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, retained earnings and backlog.  The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

This restatement affects the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. Accordingly, the Company changed its previously reported net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, retained earnings and backlog.

The impact of these actions on reported results are as follows:
	Six Months Ended July 31, 2007		Three Months Ended July 31, 2007
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$45,964,544	$49,512,698	$25,148,431	$27,596,089
Net income	5,649,019	6,405,944	1,927,268	2,527,701
Earnings per share, basic	$.50	$.57	$.17	$.23
Earnings per share, diluted	$.49	$.56	$.17	$.22

	Period Ended July 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$16,703,558	$21,573,525
Inventory	24,414,471	22,082,136
Prepaid expenses, deposits and other current assets	2,254,041	1,751,891
Accounts payable	8,554,790	9,057,973
Accrued salaries, wages and expenses	3,753,556	4,264,905
Retained earnings	78,666,767	79,687,717

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007.  See Note 8 on page 11 for further information.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 – INVENTORIES (RESTATED)

Inventories consisted of the following:

	July 31, 2007	January 31, 2007
Raw materials	$15,049,792	$13,596,386
Work in progress	6,561,219	2,790,052
Finished goods	2,803,460	3,334,404
	$24,414,471	$19,720,842

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended July 31,
	2007	2006
Cash paid during the period for:
Interest	$173,826	$155,138
Income taxes	2,722,978	1,964,283

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term and long-term debt consisted of the following:

	July 31, 2007	January 31, 2007

Bond payable, bank, payable in quarterly installments of $58,460, plus interest at a rate of 16 basis points below the ninety day LIBOR rate (effective interest rate of 5.19% at July 31, 2007), maturing April, 2021, collateralized by the Telford, PA building	$3,215,325	$3,332,246

Note payable, bank, payable in quarterly installments of $300,000, plus interest at a rate of 75 basis points over the ninety day LIBOR rate (effective interest rate of 6.10% at July 31, 2007), maturing October, 2008	1,800,000	2,400,000

Note payable, bank, payable in quarterly installments of $34,202 (25,000 Euro), plus interest at a fixed rate of 3.82%, maturing January, 2016	1,162,886	1,173,061

Line of credit, $410,430 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day EURIBOR rate (effective interest rate of 4.81% at July 31, 2007)	410,430	391,020

	6,588,641	7,296,327
Less current portion	1,981,082	1,955,202
	4,607,559	5,341,125
Fair market value of interest rateswap liability	(90,196)	76,865
Long-term portion	$4,517,363	$5,417,990

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

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$1,981,082
2009	1,570,648
2010	370,648
2011	370,648
2012	370,648
Thereafter	1,924,967
$6,588,641

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

	July 31,	January 31,
	2007	2007
Interest rate swap, net of tax	$56,824	$(48,425)
Unrealized gain on securities available-for sale, net of tax	1,400	1,430
Foreign currency translation adjustment	971,873	691,730
Minimum pension liability adjustment, net of tax	(678,206)	(678,206)
	$351,891	$(33,471)

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for the two reporting segments and one other segment is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2007	2006	2007	2006
Net sales	(Restated)		(Restated)
Product recovery/pollution control technologies	$21,551,576	$22,091,252	$12,105,186	$12,792,903
Fluid handling technologies	13,411,570	12,023,633	7,357,498	6,106,139
Filtration/purification technologies	11,001,398	9,443,038	5,685,747	4,879,840
	$45,964,544	$43,557,923	$25,148,431	$23,778,882

Income from operations
Product recovery/pollution control technologies	$1,456,152	$1,406,072	$778,418	$839,358
Fluid handling technologies	2,732,614	1,733,748	1,569,300	1,038,204
Filtration/purification technologies	631,312	937,732	341,889	599,323
	4,820,078	4,077,552	2,689,607	2,476,885
Gain on sale of building	3,513,940	-	-	-
	$8,334,018	$4,077,552	$2,689,607	$2,476,885

	July 31,	January 31,
	2007	2007
Identifiable assets	(Restated)	(Restated)
Product recovery/pollution control technologies	$33,990,621	$34,907,323
Fluid handling technologies	21,421,043	21,667,719
Filtration/purification technologies	20,343,643	20,514,339
	75,755,307	77,089,381
Corporate	29,379,000	19,652,276
	$105,134,307	$96,741,657

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
August 17, 2007, except for Notes 1, 6 and 13 as to which the date is February 4, 2008

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

The financial statements for the affected periods prematurely recognized net sales and net income that should have been recognized in subsequent fiscal periods or which are expected to be recognized in future fiscal periods. These revenue recognition errors resulted in or contributed to adjustments in accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, retained earnings and backlog. The financial statement errors were the result of unauthorized actions by one non-officer level sales employee, in violation of the Company’s policies including its revenue recognition policy.  Additional information with respect to the action by the employee, who fabricated documents and involved vendors who made false statements to the Company, is disclosed in the Company's Current Report on Form 8-K filed February 12, 2008.

In total, the errors require adjustments in net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, retained earnings and backlog.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements.

The impact of these actions on reported results are as follows:
	Six Months Ended July 31, 2007		Three Months Ended July 31, 2007
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$45,964,544	$49,512,698	$25,148,431	$27,596,089
Net income	5,649,019	6,405,944	1,927,268	2,527,701
Earnings per share, basic	$.50	$.57	$.17	$.23
Earnings per share, diluted	$.49	$.56	$.17	$.22

	Period Ended July 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$16,703,558	$21,573,525
Inventory	24,414,471	22,082,136
Prepaid expenses, deposits and other current assets	2,254,041	1,751,891
Accounts payable	8,554,790	9,057,973
Accrued salaries, wages and expenses	3,753,556	4,264,905
Retained earnings	78,666,767	79,687,717

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

	Six Months Ended July 31,				Three Months Ended July 31,
	2007		2006		2007		2006
	(Restated)				(Restated)
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	67.8%		71.1%		67.7%		71.7%
Gross profit	32.2%		28.9%		32.3%		28.3%

Selling expenses	10.0%		9.1%		10.0%		8.7%
General and administrative expenses	11.7%		10.4%		11.6%		9.2%
Gain on sale of building	(7.6	% )	-		-		-
Income from operations	18.1%		9.4%		10.7%		10.4%

Interest expense	(.3	% )	(.3	% )	(.4	% )	(.4	% )
Other income, net	1.1%		1.1%		1.2%		1.2%
Income before taxes	18.9%		10.2%		11.5%		11.2%

Provision for taxes	6.6%		3.3%		3.8%		3.6%
Net income	12.3%		6.9%		7.7%		7.6%

Six Months Ended July 31, 2007 vs. Six Months Ended July 31, 2006 (Restated)

Net sales for the six-month period ended July 31, 2007 were $45,964,544 compared with $43,557,923 for the six-month period ended July 31, 2006, an increase of $2,406,621 or 5.5%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $21,551,576 or $539,676 lower than the $22,091,252 of sales for the six-month period ended July 31, 2006, a decrease of 2.4%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to timing of shipping our particulate collection, fume and odor control equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $13,411,570, or $1,387,937 higher than the $12,023,633 of sales for the six-month period ended July 31, 2006, an increase of 11.5%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $11,001,398, or $1,558,360 higher than the $9,443,038 of sales for the six-month period ended July 31, 2006, an increase of 16.5%.  This increase was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $30,290,983 and $23,966,831 as of July 31, 2007 and 2006, respectively.  Backlog for the Product Recovery/Pollution Control Technologies reporting segment was $23,415,799 or 42.5% higher than the $16,430,154 backlog for the six-month period ended July 31, 2006.  The increase in backlog in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, as well as increased demand for our particulate collection equipment.  Backlog for the Fluid Handling Technologies reporting segment was $4,688,780 or 18.1% lower than the $5,722,781 backlog for the six-month period ended July 31, 2006.  The decrease in backlog in the Fluid Handling Technologies reporting segment was due primarily to the timing of large projects for our fiberglass reinforced plastic centrifugal pumps.  Backlog for the Filtration/Purification Technologies segment was $2,186,404 or 20.5% higher than the $1,813,896 backlog for the six-month period ended July 31, 2006.  The increase in backlog in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems as well as our filter, cartridge and filter housing products.  The Company expects that the majority of the backlog existing as of July 31, 2007 will be shipped during the current fiscal year.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Income from operations for the six-month period ended July 31, 2007 was $8,334,018 compared with $4,077,552 for the six-month period ended July 31, 2006, an increase of $4,256,466, of which $3,513,940 was due to the sale during the first quarter ended April 30, 2007 of the Company’s property in Hauppauge, Long Island, New York, consisting of a 30,000 square foot building situated on 4 acres.  Excluding the gain on the sale of this New York property, income from operations for the six-month period ended July 31, 2007 was $4,820,078, or 18.2% higher than the $4,077,552 for the six-month period ended July 31, 2006.  For comparative purposes, the following income from operations analysis by segment does not contain the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,456,152, or $50,080 higher than the $1,406,072 for the six-month period ended July 31, 2006, an increase of 3.6%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our fume and odor control equipment and higher gross margins for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

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

Net income for the six-month period ended July 31, 2007 was $5,649,019 compared with $3,016,133 for the six-month period ended July 31, 2006, an increase of $2,632,886.  This increase in net income was related to (i) a gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782, (ii) higher sales volume in the Fluid Handling Technologies reporting segment and the Filtration/Purification Technologies segment and (iii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments, which was offset by (iv) an increase in selling, general and administrative expenses in the two reporting segments and the other segment amounting to $1,484,742.

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

Selling expense increased $617,412 during the six-month period ended July 31, 2007 compared with the same period last year.  This increase was primarily due to higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment, combined with higher freight expenses in this same segment.  Selling expense as a percentage of net sales was 10.0% for the six-month period ended July 31, 2007 compared with 9.1% for the same period last year.

General and administrative expense was $5,407,261 for the six-month period ended July 31, 2007 compared with $4,539,931 for the same period last year, an increase of $867,330.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 11.7% for the six-month period ended July 31, 2007, compared with 10.4% for the same period last year.

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

The effective tax rates for the six-month periods ended July 31, 2007 and 2006 were 34.9% and 32.0%, respectively.  The increase in the effective tax rate to 34.9% was due to the additional tax expense related to the gain on the sale of the New York property, which increased the effective tax rate by 1.4%, combined with the reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).

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

Three Months Ended July 31, 2007 vs. Three Months Ended July 31, 2006 (Restated)

Net sales for the three-month period ended July 31, 2007 were $25,148,431 compared with $23,778,882 for the three month-period ended July 31, 2006, an increase of $1,369,549 or 5.8%.  Sales in the Product Recovery/Pollution Control Technologies segment were $12,105,186 compared with $12,792,903 for the three-month period ended July 31, 2006, a decrease of $687,717 or 5.4%.   The sales decrease in the Product Recovery/Pollution Control Technologies segment was due primarily to timing of shipments for our particulate collection as well as our fume and odor control equipment.  Sales in the Fluid Handling Technologies segment were $7,357,498, compared with $6,106,139 for the three-month period ended July 31, 2006, an increase of $1,251,359 or 20.5%.  The sales increase in the Fluid Handling Technologies segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of applications.  Sales in the Filtration/Purification Technologies segment were $5,685,747 compared with $4,879,840 for the three-month period ended July 31, 2006, an increase of $805,907 or 16.5%.  The sales increase in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended July 31, 2007 was $2,689,607 compared with $2,476,885 for the three-month period ended July 31, 2006, an increase of $212,722 or 8.6%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $778,418, or $60,940 lower than the $839,358 for the three-month period ended July 31, 2006, a decrease of 7.3%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to decreased sales for our particulate collection equipment, off-set by increased sales and higher gross margins for our fume and odor control equipment, and our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

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

Net income for the three-month period ended July 31, 2007 was $1,927,268 compared with $1,808,685 for the three-month period ended July 31, 2006, an increase of $118,583 or 6.6%.  The increase in net income was related to (i) higher sales volume in the Fluid Handling Technologies reporting segment and the one other segment and (ii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments, which was offset by (iii) an increase in selling, general and administrative expenses in the two reporting segments and the other segment amounting to $1,185,704.

The gross margin for the three-month period ended July 31, 2007 was 32.3% compared with 28.3% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control

Index

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

Technologies and Fluid Handling Technologies segments as a result of certain strategic measures implemented, which included selected sales price increases and improved purchasing practices.

Selling expenses increased $443,714 during the three-month period ended July 31, 2007 compared with the same period last year.  This increase was primarily due to higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment, combined with higher freight expenses in this same segment.  As a percentage of net sales, selling expenses were 10.0% for the three-month period ended July 31, 2007 compared to 8.7% for the three-month period ended July 31, 2006.

General and administrative expense was $2,923,408 for the three-month period ended July 31, 2007 compared with $2,181,418 for the three-month period ended July 31, 2006, an increase of $741,990.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 11.6% for the six-month period ended July 31, 2007, compared with 9.2% of net sales for the same period last year.

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

Liquidity (Restated):

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

Accounts receivable (net) totaled $16,703,558 on July 31, 2007 compared with $19,988,097 on January 31, 2007, which represents a decrease of $3,284,539.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $24,414,471 on July 31, 2007 compared with $19,720,842 on January 31, 2007, an increase of $4,693,629.   This increase is primarily attributable to inventory purchased in the six-month period ended July 31, 2007 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $17,623,183 on July 31, 2007, compared with $14,364,393 on January 31, 2007, an increase of $3,258,790.  This increase is due to an increase in customer advance payments, accounts payable, and accrued salaries, wages and expenses.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5,000,000, all of which are available for working capital purposes, except for $410,430 outstanding as of July 31, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of July 31, 2007 and January 31, 2007, working capital was $50,199,746 and $44,438,960, respectively, and the current ratio was 3.8 and 4.1, respectively.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations(Restated) continued…

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2007 amounted to $5,539,828 compared with $3,492,716 in the six-month period ended July 31, 2006, an increase of $2,047,112.  This increase in cash flows from operating activities was due principally to increases in net income, accounts receivable, accrued customer advances, deferred taxes and accounts payable and accrued expenses, offset by an increase in inventories and the non-cash net gain on sales of property and equipment.

Cash flows provided by investing activities during the six-month period ended July 31, 2007 amounted to $3,480,329 compared with cash flows used in investing activities of $3,262,399 for the six-month period ended July 31, 2006, an increase of $6,742,728.  The increase in cash from investing activities is principally due to the sale of the New York property amounting to $4,326,696 and a reduction in the acquisition of property and equipment in the two reporting segments and one other segment amounting to $2,410,256.  As previously discussed, on August 2, 2007, the Company expended $3,157,113 of cash to purchase a property in suburban Chicago, Illinois to be occupied by its Flex-Kleen business unit, as part of a Section 1031 tax free exchange in connection with the sale of the New York property.

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

Item 4.  Controls and Procedures (Restated)

(a) Evaluation of Disclosure Controls and Procedures

In connection with the original filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007, our principal executive officer and principal financial officer, with the participation of our management, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of July 31, 2007, as such term is defined in Rule 13a−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

As a result of the errors in the financial statements and the related restatement discussed in several places in this amended Form 10-Q/A including in Note 1 to the Consolidated Financial Statements, our principal executive officer and principal financial officer, with the participation of our management, has re-evaluated the effectiveness of our disclosure controls and procedures for the fiscal quarter ended July 31, 2007 in connection with the filing this amended Quarterly Report on Form 10-Q/A.

Based upon that re-evaluation, our principal executive officer and principal financial officer have again concluded that as of July 31, 2007, our disclosure controls and procedures were effective and adequate. Our principal executive officer and principal financial officer reached this conclusion notwithstanding the material weakness in internal control over financial reporting that is discussed below in “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan”. The Company notes that the interrelationship between disclosure controls and internal control over financial reporting is not yet fully defined by law, rule, or interpretation. If an internal control over financial reporting were determined by appropriate authority to be part of disclosure controls and procedures, then our chief executive officer and principal financial officer might conclude that our disclosure controls and procedures were not effective for the same reasons described below under “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan.” Our principal executive officer and principal financial officer believe that the material weakness that is described below is confined to revenue recognition as described below and that our current disclosure controls and procedures are otherwise adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Index

MET-PRO CORPORATION

Item 4.   Controls and Procedures (Restated) continued…

(b) Material Weakness In Internal Control Over Financial Reporting; Remediation Plan

As noted in the Company’s Current Report on Form 8-K filed with respect to an event dated January 22, 2008, management has identified a material weakness as defined in standards established by the Public Company Accounting Oversight Board in its internal control over financial reporting that existed as of July 31, 2007, as follows:  we did not maintain effective policies and procedures with respect to revenue recognition. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and the status of the completion of those orders contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee444 explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for our fiscal quarter ended July 31, 2007. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based upon our assessment of our internal control over financial reporting as of July 31, 2007, management has committed to the following remediation plan:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2007:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2007	0	$-	0	270,918
June 1-30, 2007	0	-	0	270,918
July 1-31, 2007	0	-	0	270,918
Total	0	$-	0	270,918

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