Form 10-Q/A
period 2008-02-12
MET PRO CORP
filed 2008-02-12
CIK 65201

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

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q of Met-Pro Corporation (the “Company”) for the fiscal quarter ended October 31, 2007 is to correct the net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses and retained earnings amounts that were improperly stated as a result of these actions.  The errors affect the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. In addition to these changes to the Consolidated Financial Statements, this Amendment makes corresponding changes in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only changes in this Amendment on Form 10-Q/A to the original Form 10-Q filed on December 3, 2007 are those affected by the restatement.  This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments.  Information in the original Form 10-Q not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the December 3, 2007 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

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

MET-PRO CORPORATION

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET (RESTATED)

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2007	2007
Current assets	(Restated)	(Restated)
Cash and cash equivalents	$20,770,697	$17,322,194
Marketable securities	22,761	24,090
Accounts receivable, net of allowance for doubtful
accounts of approximately $171,000 and $133,000, respectively	18,839,340	19,988,097
Inventories	22,535,681	19,720,842
Prepaid expenses, deposits and other current assets	2,051,979	1,748,130
Total current assets	64,220,458	58,803,353

Property, plant and equipment, net	19,322,717	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	288,228	306,403
Total assets	$104,630,316	$96,741,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$2,013,282	$1,955,202
Accounts payable	5,434,701	6,419,951
Accrued salaries, wages and expenses	5,598,191	4,005,300
Dividend payable	826,771	757,029
Customers' advances	591,896	981,680
Deferred income taxes	242,457	245,231
Total current liabilities	14,707,298	14,364,393

Long-term debt	4,273,807	5,417,990
Other non-current liabilities	3,293,511	3,276,551
Deferred income taxes	2,301,030	1,369,591
Total liabilities	24,575,646	24,428,525

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 15,928,810 and 12,846,608 shares issued,
of which 889,780 and 1,631,364 shares were reacquired
and held in treasury at the respective dates	1,194,661	1,284,661
Additional paid-in capital	2,182,846	7,910,708
Retained earnings	80,904,318	74,657,888
Accumulated other comprehensive income (loss)	627,736	(33,471)
Treasury shares, at cost	(4,854 ,891)	(11,506,654)
Total shareholders' equity	80,054,670	72,313,132
Total liabilities and shareholders' equity	$104,630,316	$96,741,657
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)

 (unaudited)

	Nine Months Ended October 31,		Three Months Ended October 31,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$75,007,194	$68,566,778	$29,042,650	$25,008,855
Cost of goods sold	50,645,297	47,817,655	19,497,870	16,849,581
Gross profit	24,361,897	20,749,123	9,544,780	8,159,274

Operating expenses (income)
Selling	6,715,332	6,269,844	2,125,554	2,297,478
General and administrative	8,373,726	7,396,505	2,966,465	2,856,574
(Gain) loss on sale of building	(3,513,940)	-	-	-
	11,575,118	13,666,349	5,092,019	5,154,052
Income from operations	12,786,779	7,082,774	4,452,761	3,005,222

Interest expense	(240,394)	(256,519)	(69,696)	(109,205)
Other income, net	745,131	759,712	228,738	254,461
Income before taxes	13,291,516	7,585,967	4,611,803	3,150,478

Provision for taxes	4,575,645	2,503,368	1,544,951	1,084,012
Net income	$8,715,871	$5,082,599	$3,066,852	$2,066,466

Earnings per share, basic (1) (2)	$.58	$.34	$.20	$.14

Earnings per share, diluted (1) (3)	$.57	$.33	$.20	$.14

Cash dividend per share – declared (1) (4)	$.1562	$.1444	$.0550	$.0506

Cash dividend per share – paid (1) (4)	$.1518	$.1406	$.0506	$.0469

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

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (RESTATED)

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
January 31, 2007 Balances, (Restated)	$1,284,661	$7,910,708	$74,657,888	$(33,471)	$(11,506,654)	$72,313,132

Comprehensive income:
Net income (Restated)	-	-	8,715,871	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation adjustment	-	-	-	613,965	-
Interest rate swap,	-	-	-	48,079	-
net of tax of ($28,237)
Securities available for sale,	-	-	-	(837)	-
net of tax of $492
Total comprehensive income						9,252,078

Dividends paid, $.1013 per share	-	-	(1,517,670)	-	-	(1,517,670)
Dividends declared, $.0550 per share	-	-	(826,771)	-	-	(826,771)
Stock-based compensation	-	382,581	-	-	-	382,581
Stock option transactions	-	351,557	-	-	730,278	1,081,835
Purchase of 51,205 treasury shares	-	-	-	-	(630,515)	(630,515)
Treasury share retirement	(90,000)	(6,462,000)	-	-	6,552,000	-
Balances, October 31, 2007 (Restated)	$1,194,661	$2,182,846	$80,904,318	$627,736	$(4,854,891)	$80,054,670

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	$(321,821)	$(11,634,499)	$67,538,238

Comprehensive income:
Net income	-	-	5,065,215	-	-
Foreign currency translation adjustment	-	-	-	209,890	-
Interest rate swap,	-	-	-	(10,993)	-
net of tax of ($4,846)
Securities available for sale,	-	-	-	(1,022)	-
net of tax of ($504)
Total comprehensive income						5,263,090

Dividends paid, $.0938 per share	-	-	(1,400,574)	-	-	(1,400,574)
Dividends declared, $.0506 per share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	245,402	-	-	-	245,402
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, October 31, 2006	$1,284,661	$7,828,910	$73,553,329	$(123,946)	$(11,506,654)	$71,036,300
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)

(unaudited)

	Nine Months Ended
	October 31,
	2007	2006
	(Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$8,715,871	$5,082,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,284,648	1,183,326
Deferred income taxes	904,000	(1,659)
(Gain)loss on sale of property and equipment, net	(3,540,578)	11,754
Stock-based compensation	382,581	245,402
Allowance for doubtful accounts	37,874	(67,424)
(Increase) decrease in operating assets:
Accounts receivable	1,444,988	(1,517,623)
Inventories	(2,544,845)	(2,570,442)
Prepaid expenses, deposits and other current assets	(258,213)	202
Other assets	(6,776)	25,421
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	244,597	2,003,045
Customers’ advances	(391,030)	(621,249)
Other non-current liabilities	16,960	1,648
Net cash provided by operating activities	6,290,077	3,775,000

Cash flows from investing activities
Proceeds from sale of property and equipment	4,377,115	14,310
Acquisitions of property and equipment	(4,200,072)	(4,192,649)
Securities available for sale	-	(21,820)
Net cash provided by (used in) investing activities	177,043	(4,200,159)

Cash flows from financing activities
Proceeds from new borrowings	-	4,306,406
Reduction of debt	(1,119,526)	(1,103,380)
Exercise of stock options	1,081,835	147,173
Payment of dividends	(2,274,699)	(2,100,393)
Purchase of treasury shares	(630,516)	-
Net cash provided by (used in) financing activities	(2,942,906)	1,249,806
Effect of exchange rate changes on cash	(75,711)	29,722

Net increase in cash and cash equivalents	3,448,503	854,369

Cash and cash equivalents at February 1	17,322,194	17,683,305
Cash and cash equivalents at October 31	$20,770,697	$18,537,674
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

This restatement affects the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements. Accordingly, the Company changed its previously reported net sales, net income, earnings per share, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses and retained earnings.

The impact of these actions on reported results are as follows:
	Nine Months Ended October 31, 2007		Three Months Ended October 31, 2007
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$75,007,194	$77,572,214	$29,042,650	$28,059,516
Net income	8,715,872	9,192,083	3,066,853	2,786,139
Earnings per share, basic	$.58	$.61	$.20	$.19
Earnings per share, diluted	$.57	$.60	$.20	$.18

	Period Ended October 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$18,839,340	$22,639,155
Inventory	22,535,681	20,797,505
Prepaid expenses, deposits and other current assets	2,051,979	1,549,829
Accounts payable	5,434,700	5,884,016
Accrued salaries, wages and expenses	5,598,191	5,968,128
Customers’ advances	591,896	591,896
Retained earnings	80,904,318	81,644,555

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2007	1,275,921	$8.0169	7.49
Granted	-	-
Forfeited	16,890	-
Expired	-	-
Exercised	136,578	7.9211
Outstanding at April 30, 2007	1,122,453	$7.9911	6.73	$5,568,938

Exercisable at April 30, 2007	830,003	$7.1175	6.73	$4,843,067

The aggregate intrinsic value of options exercised during the nine-month periods ended October 31, 2007 and 2006 was $553,004 and $92,085, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.49	43,973	2.20	$4.1650	43,973	$4.165
$4.50 – 5.24	79,176	3.37	5.1048	79,176	5.1048
$5.25 – 6.74	245,510	4.99	5.5307	245,510	5.5307
$6.75 – 8.99	184,008	7.42	7.4110	184,008	7.4110
$9.00 – 9.74	344,453	7.51	9.3052	277,336	9.37
$9.75 – 11.24	225,333	9.26	10.8975	-	-
	1,122,453	6.73	$7.9911	830,003	$7.1175

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

NOTE 6 – INVENTORIES (RESTATED)

Inventories consisted of the following:

	October 31, 2007	January 31, 2007
Raw materials	$15,129,197	$13,596,396
Work in progress	4,740,634	2,790,042
Finished goods	2,665,850	3,334,404
	$22,535,681	$19,720,842

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended October 31,
	2007	2006
Cash paid during the period for:
Interest	$255,828	$247,049
Income taxes	3,592,573	2,834,775

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

Short-term and long-term debt consisted of the following:

	October 31,	January 31,
	2007	2007

Bond payable, bank, payable in quarterly installments of $58,460, plus interest at a rate of 16 basis points below the ninety day LIBOR rate (effective interest rate of 5.19% at October 31, 2007), maturing April, 2021, collateralized by the Telford, PA building	$3,156,864	$3,332,246

Note payable, bank, payable inquarterly installments of $300,000, plus interest at a rate of 75 basis points over the ninety day LIBOR rate (effective interest rate of 6.10% at October 31, 2007), maturing October, 2008	1,500,000	2,400,000

Note payable, bank, payable in quarterly installments of $36,215 (25,000 Euro), plus interest at a fixed rate of 3.82%, maturing January, 2016	1,195,096	1,173,061

Line of credit, $434,580 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day EURIBOR rate (effective interest rate of 5.30% at October 31, 2007)	434,580	391,020

	6,286,540	7,296,327
Less current portion	2,013,282	1,955,202
	4,273,258	5,341,125
Fair market value of interest rate swap liability	549	76,865
Long-term portion	$4,273,807	$5,417,990

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

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2008	$2,013,282
2009	1,578,700
2010	378,700
2011	378,700
2012	378,700
Thereafter	1,558,458
$6,286,540

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

	October 31,	January 31,
	2007	2007
Interest rate swap, net of tax	$(346)	$(48,425)
Unrealized gain on securities available-for sale, net of tax	593	1,430
Foreign currency translation adjustment	1,305,695	691,730
Minimum pension liability adjustment, net of tax	(678,206)	(678,206)
	$627,736	$(33,471)

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

	Pension Benefits
	Nine Months Ended October 31,		Three Months Ended October 31,
	2007	2006	2007	2006
Service cost	$111,192	$523,584	$37,064	$169,460
Interest cost	780,123	764,040	260,041	228,226
Expected return on plan assets	(944,625)	(877,394)	(314,875)	(292,464)
Amortization of transition asset	(1,113)	(24,986)	(371)	(16,928)
Amortization of prior service cost	26,085	62,416	8,695	13,010
Recognized net actuarial loss	30,552	63,726	10,184	12,048
Curtailment loss	-	234,180	-	234,180
Net periodic benefit cost	$2,214	$745,566	$738	$347,532

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information for the two reporting segments and one other segment is shown below:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2007	2006	2007	2006
Net sales	(Restated)	(Restated)	(Restated)	(Restated)
Product recovery/pollution control technologies	$38,031,207	$34,768,126	$16,479,631	$12,676,874
Fluid handling technologies	20,616,228	19,440,477	7,204,658	7,416,844
Filtration/purification technologies	16,359,759	14,358,175	5,358,361	4,915,137
	$75,007,194	$68,566,778	$29,042,650	$25,008,855

Income from operations
Product recovery/pollution control technologies	$3,890,814	$2,981,498	$2,434,662	$1,575,426
Fluid handling technologies	4,325,164	3,054,544	1,592,550	1,320,796
Filtration/purification technologies	1,056,861	1,046,732	425,549	109,000
	9,272,839	7,082,774	4,452,761	3,005,222
Gain on sale of building	3,513,940	-	-	-
	$12,786,779	$7,082,774	$4,452,761	$3,005,222

	October 31,	January 31,
	2007	2007
Identifiable assets	(Restated)	(Restated)
Product recovery/pollution control technologies	$35,847,770	$34,907,323
Fluid handling technologies	22,206,857	21,667,719
Filtration/purification technologies	20,806,083	20,514,339
	78,860,710	77,089,381
Corporate	25,769,606	19,652,276
	$104,630,316	$96,741,657

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
November 16, 2007, except for Notes 1, 6 and 13 as to which the date is February 4, 2008

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

The impact of these actions on reported results are as follows:

	Nine Months Ended October 31, 2007		Three Months Ended October 31, 2007
	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Operations:
Net sales	$75,007,194	$77,572,214	$29,042,650	$28,059,516
Net income	8,715,872	9,192,083	3,066,853	2,786,139
Earnings per share, basic	$.58	$.61	$.20	$.19
Earnings per share, diluted	$.57	$.60	$.20	$.18

	Period Ended October 31, 2007
	As Restated	As Previously Reported
Consolidated Balance Sheet:
Accounts receivable	$18,839,340	$22,639,155
Inventory	22,535,681	20,797,505
Prepaid expenses, deposits and other current assets	2,051,979	1,549,829
Accounts payable	5,434,700	5,884,016
Accrued salaries, wages and expenses	5,598,191	5,968,128
Customers’ advances	591,896	591,896
Retained earnings	80,904,318	81,644,555

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

	Nine Months Ended October 31,				Three Months Ended October 31,
	2007		2006		2007		2006
	(Restated)				(Restated)
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	67.5%		69.7%		67.1%		67.4%
Gross profit	32.5%		30.3%		32.9%		32.6%

Selling expenses	9.0%		9.2%		7.3%		9.2%
General and administrative expenses	11.2%		10.8%		10.3%		11.4%
(Gain) loss on sale of building	( 4.7	% )	-		-		-
Income from operations	17.0%		10.3%		15.3%		12.0%

Interest expense	(.3	% )	(.4	% )	( .2	% )	(.4	% )
Other income, net	1.0%		1.1%		.8%		1.0%
Income before taxes	17.7%		11.0%		15.9%		12.6%

Provision for taxes	6.1%		3.6%		5.3%		4.3%
Net income	11.6%		7.4%		10.6%		8.3%

Nine Months Ended October 31, 2007 vs. Nine Months Ended October 31, 2006 (Restated)

Net sales for the nine-month period ended October 31, 2007 were $75,007,195 compared with $68,566,778 for the nine-month period ended October 31, 2006, an increase of $6,440,417 or 9.4%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $38,031,207, or $3,263,081 higher than the $34,768,126 of sales for the nine-month period ended October 31, 2006, an increase of 9.4%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, laboratory fume hood exhaust systems, particulate collection equipment, as well as our odor control equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $20,616,228, or $1,175,751 higher than the $19,440,477 of sales for the nine-month period ended October 31, 2006, an increase of 6.0%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $16,359,759, or $2,001,584 higher than the $14,358,175 of sales for the nine-month period ended October 31, 2006, an increase of 13.9%.  This increase was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

The Company’s backlog of orders totaled $22,297,091 and $24,998,967 as of October 31, 2007 and 2006, respectively.  Backlog for the Product Recovery/Pollution Control Technologies reporting segment was $16,374,962 or 10.3% lower than the $18,249,916 backlog for the nine-month period ended October 31, 2006.  The decrease in backlog in the Product Recovery/Pollution Control Technologies reporting segment was primarily due to the timing of new orders for larger odor

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) continued…

control and particulate collection equipment projects.  Backlog for the Fluid Handling Technologies reporting segment was $3,935,673 or 22.8% lower than the $5,095,316 backlog for the nine-month period ended October 31, 2006.  The decrease in backlog in the Fluid Handling Technologies reporting segment was due primarily to the lack of any large orders equivalent to the $1,700,000 order received during the second quarter of last fiscal year for our fiberglass reinforced plastic centrifugal pumps.  Backlog for the Filtration/Purification Technologies segment was $1,986,456 or 20.1% higher than the $1,653,735 backlog for the nine-month period ended October 31, 2006.  The increase in backlog in the Filtration/Purification Technologies segment was due primarily to increased demand for filter, cartridge and filter housing products, as well as our horizontal disc filter systems.  The Company expects that substantially all of the backlog existing as of October 31, 2007 will be shipped during the current fiscal year.

Income from operations for the nine-month period ended October 31, 2007 was $12,786,779 compared with $7,082,774 for the nine-month period ended October 31, 2006, an increase of $5,704,005, of which $3,513,940 was due to the sale during the first quarter ended April 30, 2007 of the Company’s property in Hauppauge, Long Island, New York, consisting of a 30,000 square foot building situated on 4 acres.  Excluding the gain on the sale of this New York property, income from operations for the nine-month period ended October 31, 2007 was $9,272,839, or 30.9% higher than the $7,082,774 for the nine-month period ended October 31, 2006.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $3,890,814, or $909,316 higher than the $2,981,498 for the nine-month period ended October 31, 2006, an increase of 30.5%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased net sales and higher gross margins for our laboratory fume hood exhaust systems, particulate collection equipment and odor control equipment, as well as from higher sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

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

Net income for the nine-month period ended October 31, 2007 was $8,715,871 compared with $5,082,599 for the nine-month period ended October 31, 2006, an increase of $3,633,272.  This increase in net income was related to (i) a gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782, (ii) higher sales volume in the two reporting segments and the one other segment and (iii) higher gross margins in the Product Recovery/Pollution Control and Fluid Handling Technologies reporting segments, which was offset by (iv) an increase in selling, general and administrative expenses in the two reporting segments and the other segment amounting to $1,422,709.

The gross margin for the nine-month period ended October 31, 2007 was 32.5% versus 30.3% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments as a result of the implementation of certain strategic measures, including among other measures, selected sales price increases and improved purchasing practices, offset by a slight decrease in gross margins in the Filtration/Purification Technologies segment.

Selling expense increased $445,488 during the nine-month period ended October 31, 2007 compared with the same period last year.  This increase was primarily due to higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment.  Selling expense as a percentage of net sales was 9.0% for the nine-month period ended October 31, 2007 compared with 9.2% for the same period last year.

Index

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)continued…

General and administrative expense was $8,373,726 for the nine-month period ended October 31, 2007 compared with $7,396,505 for the same period last year, an increase of $977,221.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 11.2% for the nine-month period ended October 31, 2007, compared with 10.8% for the same period last year.

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

Three Months Ended October 31, 2007 vs. Three Months Ended October 31, 2006 (Restated)

Net sales for the three-month period ended October 31, 2007 were $29,042,650 compared with $25,008,855 for the three month-period ended October 31, 2006, an increase of $4,033,795 or 16.1%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $16,479,631 compared with $12,676,874 for the three-month period ended October 31, 2006, an increase of $3,802,757 or 30.0%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, as well as for our laboratory fume hood exhaust systems and odor control equipment.  Sales in the Fluid Handling Technologies reporting segment were $7,204,658, compared with $7,416,844 for the three-month period ended October 31, 2006, a decrease of $212,186 or 2.9%.  The sales decrease in the Fluid Handling Technologies reporting segment was due primarily to the timing of shipments for our centrifugal pumps that handle a broad range of applications.  Sales in the Filtration/Purification Technologies segment were $5,358,361 compared with $4,915,137 for the three-month period ended October 31, 2006, an increase of $443,224 or 9.0%.  The sales increase in the Filtration/Purification Technologies segment was due primarily to increased demand for our horizontal disc filter systems which are utilized in the metal finishing and plating industry.

Income from operations for the three-month period ended October 31, 2007 was $4,452,761 compared with $3,005,222 for the three-month period ended October 31, 2006, an increase of $1,447,539 or 48.2%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $2,434,662, or $859,236 higher than the $1,575,426 for the three-month period ended October 31, 2006, an increase of 54.5%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased sales and higher gross margins for our laboratory fume hood exhaust systems and odor control equipment.

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

Net income for the three-month period ended October 31, 2007 was $3,066,852 compared with $2,066,466 for the three-month period ended October 31, 2006, an increase of $1,000,386 or 48.4%.  The increase in net income was related to (i) higher sales volume in the Product Recovery/Pollution Control Technologies reporting segment and the Filtration/Purification Technologies segment, and (ii) higher gross margins in the Fluid Handling Technologies reporting segment.

The gross margin for the three-month period ended October 31, 2007 was 32.9% compared with 32.6% for the same period in the prior year.  The slight increase in gross margin was due primarily to higher gross margins in the Fluid Handling Technologies reporting segment, offset by product mix within the Product Recovery/Pollution Control Technologies reporting segment, specifically relating to our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

Selling expenses decreased $171,924 during the three-month period ended October 31, 2007 compared with the same period last year.  As a percentage of net sales, selling expenses were 7.3% for the three-month period ended October 31, 2007 compared to 9.2% for the three-month period ended October 31, 2006.

General and administrative expense was $2,966,465 for the three-month period ended October 31, 2007 compared with $2,856,574 for the three-month period ended October 31, 2006, an increase of $109,891.  This increase was primarily related to higher executive and office payroll, management incentive accruals, and stock option expenses.  General and administrative expense as a percentage of net sales was 10.3% for the nine-month period ended October 31, 2007, compared with 11.4% of net sales for the same period last year.

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

The effective tax rates for the three-month periods ended October 31, 2007 and 2006 were 33.5% and 34.4%, respectively.

Liquidity (Restated):

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

Accounts receivable (net) totaled $18,839,340 on October 31, 2007 compared with $19,988,097 on January 31, 2007, which represents a decrease of $1,148,757.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $22,535,681 on October 31, 2007 compared with $19,720,842 on January 31, 2007, an increase of $2,814,839.   This increase is primarily attributable to inventory purchased during the nine-month period ended October 31, 2007 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Related) continued…

Current liabilities amounted to $14,707,298 on October 31, 2007, compared with $14,364,393 on January 31, 2007, an increase of $342,905.  This increase is due to an increase in accrued salaries, wages and expenses, offset by decreases in accounts payable and customers’ advances payable.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $5,000,000, all of which are available for working capital purposes, except for $434,580 outstanding as of October 31, 2007 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of October 31, 2007 and January 31, 2007, working capital was $49,513,160 and $44,438,960, respectively, and the current ratio was 4.4 and 4.1, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2007 amounted to $6,290,077 compared with $3,775,000 in the nine-month period ended October 31, 2006, an increase of $2,515,077.  This increase in cash flows from operating activities was due principally to increases in net income, deferred taxes and customers’ advances, decreases in accounts receivable, offset by increases in prepaid expenses, deposits and other current assets and decreases in accounts payable and accrued expenses.

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

Item 4. Controls and Procedures (Restated)

(a) Evaluation of Disclosure Controls and Procedures

In connection with the original filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007, our principal executive officer and principal financial officer, with the participation of our management, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of October 31, 2007, as such term is defined in Rule 13a−15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Index

MET-PRO CORPORATION

Item 4.   Controls and Procedures continued…

As a result of the errors in the financial statements and the related restatement discussed in several places in this amended Form 10-Q/A including in Note 1 to the Consolidated Financial Statements, our principal executive officer and principal financial officer, with the participation of our management, has re-evaluated the effectiveness of our disclosure controls and procedures for the fiscal quarter ended October 31, 2007 in connection with the filing this amended Quarterly Report on Form 10-Q/A.

Based upon that re-evaluation, our principal executive officer and principal financial officer have again concluded that as of October 31, 2007, our disclosure controls and procedures were effective and adequate. Our principal executive officer and principal financial officer reached this conclusion notwithstanding the material weakness in internal control over financial reporting that is discussed below in “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan”. The Company notes that the interrelationship between disclosure controls and internal control over financial reporting is not yet fully defined by law, rule, or interpretation. If an internal control over financial reporting were determined by appropriate authority to be part of disclosure controls and procedures, then our chief executive officer and principal financial officer might conclude that our disclosure controls and procedures were not effective for the same reasons described below under “Material Weakness in Internal Control Over Financial Reporting; Remediation Plan.” Our principal executive officer and principal financial officer believe that the material weakness that is described below is confined to revenue recognition as described below and that our current disclosure controls and procedures are otherwise adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Material Weakness In Internal Control Over Financial Reporting; Remediation Plan

As noted in the Company’s Current Report on Form 8-K filed with respect to an event dated January 22, 2008, management has identified a material weakness as defined in standards established by the Public Company Accounting Oversight Board in its internal control over financial reporting that existed as of October 31, 2007, as follows:  we did not maintain effective policies and procedures with respect to revenue recognition. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and the status of the completion of those orders contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for our fiscal quarter ended October 31, 2007. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Based upon our assessment of our internal control over financial reporting as of October 31, 2007, management has committed to the following remediation plan:

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

Index

MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2007, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2007:

Issuer Purchases of
Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2007	0	$-	0	361,224
September 1-30, 2007	0	-	0	361,224
October 1-31, 2007	51,205	12.32	51,205	310,019
Total	51,205	$12.32	51,205	310,019

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