Form 10-K
period 2008-01-31
MET PRO CORP
filed 2008-04-11
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference  in  Part  III of the Form  10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 under the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Shares, par value $0.10 per share, held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on July 31, 2007) the last business day of the Registrant’s most recently completed second fiscal quarter was $176,188,404.

The number of Registrant’s outstanding Common Shares was 15,038,900 as of April 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A in connection with Registrant’s Annual Meeting of Shareholders to be held on June 4, 2008	III

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

PART I

Item 1.  Business:

General:

Met-Pro Corporation (“Met-Pro” or the “Company”), incorporated in the State of Delaware on March 30, 1966 and reincorporated in the State of Pennsylvania on July 31, 2003, manufactures and sells product recovery and pollution control equipment for purification of air and liquids, fluid handling equipment for corrosive, abrasive and high temperature liquids, and filtration and purification products.  The Company markets and sells its products through its own personnel, distributors, representatives and agents.  The Company’s products are sold worldwide primarily in industrial markets.  The Company was taken public on April 6, 1967 and traded on the American Stock Exchange from July 25, 1978 until June 18, 1998, at which time the Company’s Common Shares began trading on the New York Stock Exchange, where it currently trades under the symbol “MPR”.

The Company’s principal executive offices are located at 160 Cassell Road, Harleysville, Pennsylvania and the telephone number at that location is (215) 723-6751.  Our website address is www.met-pro.com.

Our Annual Report on Form 10-K and other reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.met-pro.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Management Development Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations – Corporate Governance” captions.  Copies will also be provided to any shareholder upon written request to the Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

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

Duall Division, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems.  The Division’s major products include chemical and AroBIOS™ biological odor control systems, fume and emergency gas scrubbers, HydroLance™ wet particulate collectors, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans.  All equipment is fabricated from corrosion resistant materials.  Duall’s support services include pilot studies, engineering, installation, preventative maintenance, and performance testing.  Duall products are sold both domestically and internationally to a wide variety of markets including the metal finishing, plating, wastewater treatment, composting, food processing, ethanol production, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets.  Market specific sales managers and factory trained manufacturer’s representatives sell Duall’s engineered systems to industrial and municipal clients.

Systems Division, located in Harleysville, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment.  Systems Division’s air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts.  These systems are custom engineered for clients in the emerging ethanol industry as well as the automotive, aerospace and furniture industries.  Additional applications include the painting, pharmaceutical, petrochemical, chemical, electronics, food processing and printing industries.  Systems Division’s in-depth engineering capabilities allow plant owners to satisfy strict air pollution regulations while minimizing fuel costs.  Systems Division also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents and low temperature oxidation catalysts.  Systems Division products are sold worldwide by a combination of in-house personnel and manufacturer’s representatives.

Flex-Kleen Division, located in Glendale Heights, Illinois, operating with the Company’s wholly-owned subsidiary, Flex-Kleen Canada Inc., is a leading supplier of product recovery and dry particulate collectors that are used primarily in the process of manufacturing industrial and consumer goods, food products and pharmaceuticals.  While some of Flex-Kleen’s products are used for nuisance collection of particulates to conform to environmental concerns, the larger portion of its sales activity is for product collection and is process driven.  Flex-Kleen’s products are sold through manufacturer’s representatives located across the United States and Canada as well as internationally through our International Sales Division.

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

           Dean Pump Division, located in Indianapolis, Indiana, designs and manufactures high quality horizontal and vertical centrifugal pumps that handle a broad range of applications.  Industrial markets served include the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries.  Commercial users include hospitals, universities, and laboratories.  Both groups choose Dean Pump products for their quality and for suitability to handle difficult applications, particularly on high temperature liquid applications.  The Division’s products are sold worldwide through an extensive network of distributors.

           Fybroc Division, located in Telford, Pennsylvania, is the world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps.  These pumps provide excellent corrosion resistance for tough applications including the pumping of

Index

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

Sethco Division, located in Telford, Pennsylvania, designs, manufactures and sells a variety of horizontal and vertical corrosion resistant pumps with flow rates of up to approximately 250 gallons per minute.  Primarily manufactured from polypropylene or Kynar (PVDF), Sethco’s products are used extensively in the metal finishing, electronics, chemical processing and waste water treatment industries.  Sethco’s products are sold directly through Company regional sales managers and through a worldwide network of non-exclusive distributors, catalog houses, and original equipment manufacturers.

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

Keystone Filter Division, located in Hatfield, Pennsylvania, is an established custom pleater and filter cartridge manufacturer.  The Division provides custom designed and engineered products which are currently used in a diversity of applications such as the nuclear power industry, components in medical equipment and in indoor air quality equipment.  Keystone Filter also provides standard filters for water purification and industrial applications.  Sales and customer service are provided directly through Company sales managers and through a non-exclusive distributor network.

Pristine Water Solutions Inc. (“Pristine”), located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds.  Pristine is the consolidation of the Company’s Stiles-Kem Division and Pristine Hydrochemical Inc. businesses including product lines and operations into a wholly owned subsidiary of the Company.  This consolidation was effective as of February 1, 2006.  Products sold by Pristine have been used in the public drinking water industry since 1955.  Pristine’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems. They also reduce scaling and general corrosion tendencies within water distribution piping systems as well as help municipalities meet soluble lead and copper limits in drinking water.  These food grade products are NSF/ANSI approved for use in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines.  Pristine’s product line also includes coagulant and flocculent polymer products for both municipal and industrial applications which are used to improve water clarity and reduce sludge volume.  Pristine also markets a chlorine dioxide treatment program for municipal drinking water disinfection which helps customers reduce trihalomethane formation as required by the EPA.  In addition, Pristine markets and sells a line of Bio-Purge™ products for drinking well water remediation as well as boiler and cooling tower chemicals and services to industrial and commercial markets.  This allows customers to maximize their heat transfer efficiency and save operating costs through energy conservation.  Pristine’s products are sold directly through Company regional sales managers or agents and also through a network of distributors located in the United States and Canada.  The Company offers technical and laboratory customer support from the Waukegan facility.

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

Index

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales Fiscal Year Ended January 31,
	2008	2007	2006
United States	71.7%	75.9%	75.7%
Foreign	28.3%	24.1%	24.3%
Net Sales	100.0%	100.0%	100.0%

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

Research and Development:

Due in part to the diversity of the Company’s products, research and development activities have been typically initiated and conducted on an operating segment basis.  Effective February 1, 2007, the Company created the position of Technical Director who is responsible for coordinating the Company’s research and development activities on a corporate-wide basis.  Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the production of product recovery/pollution control equipment, fluid handling equipment; and filtration/purification equipment; developing new products; and providing technological support to the manufacturing operations.

Index

Research and development expenses were $1.8 million, $2.3 million and $2.0 million for the years ended January 31, 2008, 2007 and 2006, respectively.

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

Backlog:

Generally, the Company’s customers do not enter into long-term contracts, but rather issue purchase orders which are subject to negotiation and acceptance by the Company, at which point the Company considers the order to be “booked” and to be in backlog.  Certain orders that are included in our backlog amounts may be subject to customer approvals, most typically, approval of engineering drawings.  The rate of the Company’s bookings of new orders varies from month to month.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery the extent and duration of which may vary widely from period to period.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.

The dollar amount of the Company’s backlog of orders totaled $17,330,906 and $30,533,212 as of January 31, 2008 and 2007, respectively, which includes representative and distributor commissions of $574,175 and $1,076,420, respectively.  The Company expects that substantially all of the backlog that existed as of January 31, 2008 will be shipped during the ensuing fiscal year.  Larger projects were more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times.  For example, during the fourth quarter ended January 31, 2008, we booked and shipped a customer purchase order for approximately $3.3 million; this order never entered our quarterly backlog figures.

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

Employees:

As of January 31, 2008, the Company employed 373 people, of whom 154 were involved in manufacturing, and 219 were engaged in administration, sales, engineering, supervision and clerical work.  The Company has had no work stoppages during the past five years and considers its employee relations to be good.

Foreign Operations:

Most of the Company’s operations and assets are located in the United States.  The Company also owns a manufacturing operation in Heerenveen, The Netherlands, through its wholly-owned subsidiary, Mefiag B.V., and operates a sales office and warehouse in Vaughan, Ontario, Canada through its wholly-owned subsidiary, Flex-Kleen Canada Inc.  In the fiscal year ended January 31, 2006, the Company established an indirect wholly-owned subsidiary in the People’s Republic of China, Mefiag

Index

(Guangzhou) Filter Systems Ltd., to assemble the Mefiag line of products initially for sale to China’s domestic plating and metal-finishing industry.

The Company believes that currency fluctuations and political and economic instability do not constitute substantial risks to its business.

For information concerning foreign net sales on a reporting segment basis, reference is made to the consolidated business segment data contained on page 36.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2008, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2008, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 54, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003.  He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003.  Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003.  From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc Division, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump Division. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by the Company.

Gary J. Morgan, CPA, age 53, is Senior Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998.  Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

Paul A. Tetley, age 49, is Executive Vice President of the Company, a position to which he was appointed in March 2006, with responsibilities for Duall, Flex-Kleen, Systems and the International Sales Divisions, as well as for Strobic Air Corporation where he continues to serve as General Manager, a position he has held since December 1999.  Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Robert P. Replogle, age 67, is Vice President of the Company and in February 2006 became Assistant to the President.  Mr. Replogle served as General Manager of the Company’s Sethco Division from August 2003 until February 2006, and as General Manager of Mefiag Division from July 1993 until February 2006.  Prior to July 1993, Mr. Replogle served as Director of the International Sales Division.

Gregory C. Kimmer, age 53, is Vice President of the Company and General Manager of the Duall Division, to which offices he was appointed in October 1989.  For more than five years prior thereto, Mr. Kimmer was employed by the company whose business is now operated as the Duall Division.

Lewis E. Osterhoudt, age 57, is Vice President of the Company and General Manager of the Keystone Filter Division, to which offices he was appointed in June 2004.  Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President.  For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Vincent J. Verdone, age 60, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary.  Mr. Verdone joined the Company in January 2005.  For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

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

During the current fiscal year, we restated prior period financial statements and determined that we had material weaknesses in our internal control over financial reporting. We are currently the subject of an informal investigation by the Securities and Exchange Commission (“SEC”) in connection with this restatement and we do not know what actions the SEC will take.  Shareholders could take legal action in connection with a change in our stock price that followed the announcement of the need to restate financial statements.  Although we have made changes in our internal controls and believe that our internal control over financial reporting was effective as of January 31, 2008, no evaluation of controls can provide absolute assurances that misstatements due to fraud or errors will not occur.
We restated our financial statements for the fiscal year and fiscal quarter ended January 31, 2007 and for the fiscal quarters ended October 30, 2006, April 30, 2007, July 31, 2007 and October 30, 2007 as a result of revenue recognition errors. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and with respect to the status of those orders, and other weaknesses in our controls as more fully identified in Item 9A of this Report contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for the indicated fiscal periods.

In connection with this we determined that we had material weaknesses in our internal control over financial reporting, which we believe we have since remediated. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all instances of fraud, if any, within the Company have been detected.  See Item 9A, Controls and Procedures, and our amended filings with the SEC for these fiscal periods for more detail.  Our Audit Committee is continuing to conduct an investigation of these matters and has recently reported to the SEC on its results to date in connection with the SEC’s ongoing informal investigation with respect to these matters. No shareholder litigation has commenced against us. Although we do not anticipate formal SEC action or shareholder or other litigation in connection with the restatement, we cannot assure you that these eventualities will not occur.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.
Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through

Index

January 31, 2008 to settle these cases is $355,000, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $24,000. As of January 31, 2008, there were a total of 38 cases pending against the Company, as compared with 37 cases that were pending as of January 31, 2007. During the fiscal year ended January 31, 2008, 18 new cases were filed against the Company, and the Company was dismissed from or settled 17 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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
We maintain defined benefit pension plans that we must fund despite the freezing effective December 31, 2006 of the accrual of future benefits for our salaried and non-union hourly employees.  In these plans’ fiscal year ended October 31, 2007, we contributed approximately $0.1 million.  As of October 31, 2007, our unfunded pension liability was approximately $2.2 million.  The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Changes in the expected return on plan assets assumption can result in significant changes in our pension expense.

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

A substantial portion of our business is sold internationally, we also manufacture outside the United States, and we plan to increase our international distribution and manufacturing of our products.  These international activities subject us to additional business risks.
In the fiscal year ended January 31, 2008, 28% of our sales were to customers outside the United States, as compared with 24% in the prior fiscal year.  As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so. In the fiscal year ended January 31, 2006, through an indirectly wholly-owned subsidiary we established manufacturing operations for our Mefiag business in the People’s Republic of China, in addition to our long-standing Mefiag manufacturing operations in The Netherlands.  Conducting business outside of the United States subjects us to significant

Index

additional risks, including:

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
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 19% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen Division. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Flex-Kleen Division, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2008, 2007 and 2006.  We have also made management changes at Flex-Kleen which we believe are helping to improve Flex-Kleen’s performance.  During the fiscal year ended January 31, 2008, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred.  Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill.  If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would produce an adverse impact upon our results of operations.  For the fiscal year ended January 31, 2008, the actual net sales and operating profit for our Flex-Kleen business unit exceeded the projections used in our annual impairment model.  However, Flex-Kleen’s backlog as of January 31, 2008 totaled $3.3 million, which was a decrease of 22% from the backlog amount at the same point in the prior fiscal year.  Notwithstanding this decrease in backlog as of January 31, 2008, we anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2008 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate. Please refer to page 24 “Critical Accounting Policies and Estimates” for additional information concerning goodwill impairment.

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

Index

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

Item 1B.  Unresolved Staff Comments:

None.

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status
Executive Offices,	73,000 square foot, cement	17 acres in Harleysville,	Owned
International Sales Division,	building, with finestone facing	Pennsylvania
Systems Division and
Strobic Air Corporation

Keystone Filter Division	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
	block building	Pennsylvania

Sethco and Fybroc Divisions	93,500 square foot, cement	8 acres in Telford,	Owned(1)
	building with brick facing	Pennsylvania

Dean Pump Division	66,000 square foot, metal	17.1 acres in	Owned
	building	Indianapolis, Indiana

Duall and Mefiag Divisions	63,000 square foot, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan

Flex-Kleen Division	45,500 square foot, brick	Glendale Heights, Illinois	Owned(2)
building

Flex-Kleen Canada Inc.	3,239 square foot, masonry	Vaughan, Ontario, Canada	Leased(3)
building

Pristine Water Solutions Inc.	22,000 square foot, cement	2.55 acres in	Owned
	block building	Waukegan, Illinois

Mefiag B.V.	34,000 square foot, metal	1.1 acres in	Owned
	and masonry building	Heerenveen, The Netherlands

	Vacant land	3 acres in	Owned
Heerenveen, The Netherlands

Mefiag (Guangzhou) Filter	11,000 square foot cement	Guangzhou, People’s Republic	Leased(4)
Systems Ltd.	building	of China

(1)	We completed a 47,000 square foot addition to this facility in the fiscal year ended January 31, 2007; the reference to 93,500 square feet includes this addition.
(2)
We purchased a 45,500 square foot building for Flex-Kleen Division’s operation in Glendale Heights, Illinois and moved our warehouse from Sharpsburg, North Carolina to this facility in the fiscal year ended January 31, 2008.

(3)	On April 1, 2008, Flex-Kleen Canada Inc. entered into a lease for a sales and warehouse facility in Vaughan, Ontario, Canada which expires on March 31, 2011.
(4)	Mefiag (Guangzhou) Filter Systems Ltd.’s lease for the operation in Guangzhou, People’s Republic of China expires on July 31, 2010.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2008 to settle these cases is $355,000, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $24,000. As of January 31, 2008, there were a total of 38 cases pending against the Company, as compared with 37 cases that were pending as of January 31, 2007. During the fiscal year ended January 31, 2008, 18 new cases were filed against the Company, and the Company was dismissed from or settled 17 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

At any given time, the Company is typically also party to a small number of other legal proceedings arising in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based upon the present information, including the Company’s assessment of the facts of each particular claim as well as accruals, the Company believes that no pending proceeding will have a material adverse impact upon the Company’s results of operations, liquidity, or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2008.

Index

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities:

(a) Market Information. The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “MPR”.  The high and low selling prices of the Common Shares for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below (adjusted for four-for-three stock split paid on November 14, 2007).

		Quarter ended
Year ended January 31, 2008	April	July	October	January

Price range of common shares:
High	$12.01	$12.21	$13.52	$12.82
Low	10.69	11.18	10.40	10.20
Cash dividend paid	.0506	.0506	.0506	.0550

Year ended January 31, 2007	April	July	October	January

Price range of common shares:
High	$11.54	$12.19	$10.28	$11.54
Low	9.50	9.08	9.22	9.92
Cash dividend paid	.0469	.0469	.0469	.0506

Index

(b) Performance Graph.  The following graph sets forth the Company's total cumulative shareholder return as compared to the Former Peer Group(1), the Russell 2000 Index, the Standard and Poor’s (the “S&P”) 600 Small Cap Industrial Machinery Index and the S&P 500 Index.  Due to consolidation over the past years of businesses in our Former Peer Group, and in an effort to select companies more similar to Met-Pro both in terms of the line of business and the size of the companies, the Company has changed its industry peer group index.  Accordingly, for the fiscal year ended January 31, 2008, we are replacing the Former Peer Group with the S&P 600 Small Cap Industrial Machinery Index and the S&P 500 Index.

The total return on investment assumes $100 invested at the beginning of the period in (i) the Common Shares of the Company, (ii) the Former Peer Group, consisting of the companies identified in footnote (1) below (which is the same Peer Group as in the prior fiscal year’s stock performance graph), (iii) S&P 600 Small Cap Machinery Index, (iv) S&P 500 Index, and (v) the Russell 2000 Index.  Total return assumes reinvestment of dividends.  Historical stock price performance is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Met-Pro Corporation, Former Peer Group Index, S&P Industrial Machinery Index,
S&P 500 Index and Russell 2000 Index

	2003	2004	2005	2006	2007	2008

Met-Pro Corporation	$100.00	$170.01	$132.35	$182.47	$219.21	$200.04
Former Peer Group Index	100.00	149.91	197.92	280.21	362.27	467.27
S&P Industrial Machinery Index	100.00	154.67	190.81	228.92	265.36	259.37
S&P 500 Index	100.00	134.54	142.90	157.71	180.39	176.06
Russell 2000 Index	100.00	156.05	167.67	197.01	215.05	191.66

(1)
The 2008 Former Peer Group is made up of the following companies selected on an industry basis: Flanders Corporation; Flowserve Corporation; Gorman-Rupp Company; Idex Corporation; Met-Pro Corporation; Peerless Manufacturing; Robbins & Myers Inc.; and Roper Industries Inc.  The Peer Group for earlier years is not identical to the 2007 or 2008 Peer Groups.

(c) Holders. There were 582 registered shareholders on January 31, 2008, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(d) Stock Split. On October 17, 2007, the Board of Directors declared a four-for-three stock split which was paid on November 14, 2007 to shareholders of record on November 1, 2007.  All references to per share amounts, number of shares outstanding, and number of shares covered by stock option and other plans have been restated to reflect the effect of the stock split.

Index

(e) Dividends. The Board of Directors declared quarterly dividends of $.0506 per share payable on March 14, 2007, June 12, 2007, and September 10, 2007 to shareholders of record at the close of business on February 28, 2007, May 29, 2007 and August 27, 2007, respectively.  The Board of Directors declared quarterly dividends of $.055 per share payable on December 10, 2007 and March 11, 2008 to shareholders of record as of November 26, 2007 and February 26, 2008, respectively.

We expect to continue to pay comparable dividends during at least the next fiscal year.

(f) Securities Authorized For Issuance Under Equity Compensation Plans.  Set forth below is information aggregated as of January 31, 2008 with respect to three equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan and the 2005 Equity Incentive Plan.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	1,338,281	$8.60	476,438
Equity compensation plans not approved
by security holders	-	-	-

(g) Stock Repurchases. During the fiscal year ended January 31, 2008, the Company repurchased 51,205 shares pursuant to a 711,111 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000.  As of January 31, 2008, an aggregate of 401,092 shares have been repurchased through such repurchase program.

The following table summarizes Met-Pro’s purchases of its Common Shares during the fiscal year ended January 31, 2008:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Programs	(1)
February 1-28, 2007	0	$ -	0	361,224
March 1-31, 2007	0	-	0	361,224
April 1-30, 2007	0	-	0	361,224
May 1-31, 2007	0	-	0	361,224
June 1-30, 2007	0	-	0	361,224
July 1-31, 2007	0	-	0	361,224
August 1-31, 2007	0	-	0	361,224
September 1-30, 2007	0	-	0	361,224
October 1-31, 2007	51,205	12.32	51,205	310,019
November 1-30, 2007	0	-	0	310,019
December 1-31, 2007	0	-	0	310,019
January 1-31, 2008	0	-	0	310,019
Total	51,205	$12.32	51,205	310,019

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 711,111 (adjusted for stock splits) shares.  The program has no fixed expiration date.

Index

Item 6.  Selected Financial Data:

		Years ended January 31,
	2008	2007	2006	2005	2004

Selected Operating Statement Data
Net sales (a)	$106,867,849	$93,505,504	$87,687,053	$74,431,932	$78,213,995
Income from operations	17,597,491	9,757,075	9,662,604	7,384,115	9,850,090
Net income	11,906,165	6,926,804	7,313,284	4,814,679	6,346,579
Earnings per share, basic (b)	.79	.46	.49	.32	.43
Earnings per share, diluted (b)	.78	.46	.48	.32	.43

Selected Balance Sheet Data
Current assets	$68,095,140	$58,803,353	$53,413,413	$50,034,033	$47,569,003
Current liabilities	16,850,801	14,364,393	14,361,953	12,916,500	11,429,817
Working capital	51,244,339	44,438,960	39,051,460	37,117,533	36,139,186
Current ratio	4.0	4.1	3.7	3.9	4.2
Total assets	109,410,903	96,741,657	89,071,391	82,687,604	80,531,131
Long-term obligations	4,075,682	5,417,990	2,723,586	4,039,068	5,447,869
Total shareholders’ equity	83,243,168	72,313,132	67,538,238	63,165,191	60,270,734
Total capitalization	87,318,850	77,731,122	70,261,824	67,204,259	65,718,603
Return on average total assets, %	11.6	7.5	8.5	5.9	8.2
Return on average shareholders’ equity, %	15.3	9.9	11.2	7.8	10.9

Other Financial Data
Net cash flows from operating activities	$9,875,144	$3,900,152	$4,441,414	$8,545,521	$8,232,851
Capital expenditures	5,456,418	4,398,910	4,151,253	1,193,767	952,812
Shareholders’ equity per share (b)	5.56	4.84	4.53	4.25	4.09
Cash dividends paid per share (b)	.207	.191	.178	.166	.155
Average common shares, basic (b)	15,002,012	14,943,174	14,918,209	14,861,124	14,751,409
Average common shares, diluted (b)	15,328,368	15,205,012	15,111,483	15,045,342	14,930,233
Common shares outstanding (b)	15,039,030	14,953,658	14,929,480	14,876,518	14,796,937

(a)
The Company reclassified the freight out, and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories, respectively, for the fiscal years ended January 31, 2008, 2007, 2006, 2005 and 2004.  For the fiscal years ended January 31, 2008, 2007, 2006, 2005 and 2004, the freight out was $1,216,522, $982,729, $722,438, $489,532 and $449,844, respectively, and the representative and distributor commissions were $2,762,909, $1,930,291, $1,848,515, $1,826,111 and $2,705,222, respectively.

(b)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective November 14, 2007.

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

The Company reclassified freight out, and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories, respectively, for all fiscal years in this Annual Report on Form 10-K.  The effect of the reclassification for the freight out, and representative and distributor commissions is to increase net sales, gross profit and selling expense in the consolidated statement of operations, consolidated business segment data, related footnotes and quarterly financial data.  These reclassifications had no effect upon the Company’s consolidated balance sheet, consolidated statement of shareholders’ equity or consolidated statement of cash flows for any of the affected periods.

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the consolidated statement of operations.

Years ended January 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.0%	67.9%	67.5%
Gross profit	34.0%	32.1%	32.5%

Selling, general and administrative expense	20.8%	21.7%	21.5%
Gain on sale of building	(3.3%)	-	-

Income from operations	16.5%	10.4%	11.0%

Interest expense	(.3%)	(.4%)	(.3%)
Other income, net	.9%	1.0%	.7%

Income before taxes	17.1%	11.0%	11.4%

Provision for taxes	6.0%	3.6%	3.1%

Net income	11.1%	7.4%	8.3%

FYE 2008 vs FYE 2007:

Net sales for the fiscal year ended January 31, 2008 were $106.9 million compared with $93.5 million for the fiscal year ended January 31, 2007, an increase of $13.4 million or 14.3%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $56.9 million, or $9.2 million higher than the $47.7 million of sales for the fiscal year ended January 31, 2007, an increase of 19.3%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, laboratory fume hood exhaust systems, particulate collection equipment, as well as our odor control equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $27.6 million, or $1.5 million higher than the $26.1 million of sales for the fiscal year ended January 31, 2007, an increase of 5.7%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $22.4 million, or $2.7 million higher than the $19.7 million of sales for the fiscal year ended January 31, 2007, an increase of 13.5%.  This increase was due principally to higher demand for our horizontal disc filter systems, which are utilized in the metal finishing and plating industry.

Foreign sales increased to $30.2 million for the fiscal year ended January 31, 2008, compared with $22.6 million for the same period last year, a 34.0% increase.  Compared with the prior fiscal year, foreign sales increased 71.9% in the Product

Index

Recovery/Pollution Control Technologies reporting segment, decreased 5.0% in the Fluid Handling Technologies reporting segment and increased 27.1% in the Filtration/Purification Technologies segment.

Income from operations for the fiscal year ended January 31, 2008 was $17.6 million compared with $9.8 million for the fiscal year ended January 31, 2007, an increase of $7.8 million, of which $3.5 million was due to the sale during the first quarter ended April 30, 2007 of the Company’s property in Hauppauge, Long Island, New York, consisting of a 30,000 square foot building situated on four acres.  Excluding the gain on the sale of this New York property, income from operations for the fiscal year ended January 31, 2008 was $14.1 million, or 44.3% higher than the $9.8 million for the fiscal year ended January 31, 2007.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $6.6 million, or $2.3 million higher than the $4.3 million for the fiscal year ended January 31, 2007, an increase of 51.5%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to increased net sales and higher gross margins for our laboratory fume hood exhaust systems, particulate collection equipment and odor control equipment, as well as from higher sales of our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants.

Income from operations in the Fluid Handling Technologies reporting segment totaled $5.9 million, or $1.5 million higher than the $4.4 million for the fiscal year ended January 31, 2007, an increase of 35.1%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased net sales and higher gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Income from operations in the Filtration/Purification Technologies segment was $1.6 million, or $0.5 million higher than the $1.1 million for the fiscal year ended January 31, 2007, an increase of 53.0%.  The increase in income from operations in the Filtration/Purification Technologies segment was due to higher sales for our horizontal disc filter systems and higher gross margins for our water treatment compounds.

Net income for the fiscal year ended January 31, 2008 was $11.9 million compared with $6.9 million for the fiscal year ended January 31, 2007, an increase of $5.0 million.  This increase in net income was related to (i) a gain during the first quarter ended April 30, 2007 on the sale of New York property, which increased net income by $2.2 million, (ii) higher sales volume in the two reporting segments and the one other segment and (iii) higher gross margins in our two reporting segments and the one other segment.

The gross margin for the fiscal year ended January 31, 2008 was 34.0% compared with 32.1% for the same period in the prior year.   This increase in gross margin was due to higher gross margins in the two reporting segments and one other segment as a result of the implementation of certain strategic measures, including among other measures, selected sales price increases and improved purchasing practices.

Selling expense, including representative and distributor commissions, was $11.5 million for the fiscal year ended January 31, 2008, an increase of $1.3 million over the prior year. This increase was primarily due to higher representative and distributor commissions, combined with higher payroll and fringes relating to the expansion of the sales organization for the Filtration/Purification Technologies segment.  Selling expense as a percentage of net sales was 10.7% compared with 10.9% for the prior fiscal year. In the fiscal year ended January 31, 2008, the Company reclassified representative and distributor commissions from a deduction from gross sales to selling expense.  Representative and distributor commissions were $2.8 million for the fiscal year ended January 31, 2008, an increase of $0.8 million over the prior year.  Representative and distributor commissions as a percentage of net sales were 2.6% compared with 2.1% for the prior fiscal year.

General and administrative expense was $10.8 million for the fiscal year ended January 31, 2008, compared with $10.1 million in the prior fiscal year.  This increase was primarily related to higher executive and office payroll, healthcare expenses, management incentive accruals, stock option expenses, legal expenses and personnel acquisition expenses. General and administrative expense as a percentage of net sales was 10.1% for the fiscal year ended January 31, 2008 compared with 10.8% for the prior fiscal year.

Interest expense was approximately $0.3 million for the fiscal year ended January 31, 2008 compared with $0.4 million for the prior year.  This decrease was due principally to a decrease in long-term debt.

Other income, net, was $1.0 million for the fiscal year ended January 31, 2008 compared with $0.9 million in the prior year.  This change is related to higher interest income earned on cash on hand.

Index

The effective tax rates for the fiscal years ended January 31, 2008 and 2007 were 34.8% and 33.0%, respectively.  The increase in the effective tax rate to 34.8% was due to the additional tax expense related to the gain on the sale of the New York property, combined with the reduction in the tax benefit provided by the Extraterritorial Income Exclusion (“EIE”).

On August 2, 2007, the Company expended $3.2 million to purchase a 45,000 sq. ft. facility in suburban Chicago, Illinois to consolidate the operations of its Flex-Kleen business unit, which leased office space in the Chicago area and warehouse facilities in North Carolina.  The purchase was structured as part of an IRS Section 1031 tax-free exchange, in connection with the sale of the New York property.  As a result, the Company recorded a deferred income tax liability in the first quarter ended April 30, 2007, to record the income tax on the gain related to $3.2 million of the $4.3 million net sales price of the New York property.  The income tax on the $1.1 million balance of the gain is reflected in the current liability section of the consolidated balance sheet.

FYE 2007 vs FYE 2006:

Net sales for the fiscal year ended January 31, 2007 were $93.5 million compared with $87.7 million for the fiscal year ended January 31, 2006, an increase of $5.8 million or 6.6%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $47.7 million, or $3.4 million higher than the $44.3 million of sales for the fiscal year ended January 31, 2006, an increase of 7.7%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our thermal oxidizer, odor control and particulate collection equipment.  Sales in the Fluid Handling Technologies reporting segment totaled $26.1 million, or $2.3 million higher than the $23.8 million of sales for the fiscal year ended January 31, 2006, an increase of 9.8%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Filtration/Purification Technologies segment were $19.7 million, or $0.1 million higher than the $19.6 million of sales for the fiscal year ended January 31, 2006.

Foreign sales increased to $22.6 million for the fiscal year ended January 31, 2007, compared with $21.3 million for the same period last year, a 6.0% increase.  Compared to the prior fiscal year, foreign sales increased 10.6% in the Product Recovery/Pollution Control Technologies reporting segment, increased 18.3% in the Fluid Handling Technologies reporting segment and decreased 8.2% in the Filtration/Purification Technologies segment.

Income from operations for the fiscal year ended January 31, 2007 was $9.8 million compared with $9.7 million for the fiscal year ended January 31, 2006, an increase of $0.1 million or 1.0%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $4.3 million, or $0.2 million higher than the $4.1 million for the fiscal year ended January 31, 2006, an increase of 5.4%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was principally related to (i) higher net sales and (ii) higher gross margins earned during the six-month period ended January 31, 2007, partially offset by (i) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project in the second quarter which reduced the Company’s income from operations by approximately $0.4 million, (ii) lower gross margins due to product mix and higher material cost during the six-month period ended July 31, 2006, (iii) the allocation of a non-cash charge for stock options, and (iv) the allocation of a one time loss on the curtailment of pension benefits in the third quarter ended October 31, 2006.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4.4 million, or $0.9 million higher than the $3.5 million for the fiscal year ended January 31, 2006, an increase of 23.2%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to higher net sales and gross margins, partially offset by (i) non-recurring and non-capitalized expenses incurred in the first quarter resulting from the relocation of the Company’s Sethco business unit and the expansion of the Company’s Telford, Pennsylvania facility, which reduced income from operations by approximately $0.3 million, (ii) the allocation of a non-cash charge for stock options, and (iii) the allocation of a one time loss on the curtailment of pension benefits in the third quarter ended October 31, 2006.

Income from operations in the Filtration/Purification Technologies segment was $1.1 million, or $0.9 million lower than the $2.0 million for the fiscal year ended January 31, 2006, a decrease of 47.3%. This decrease was principally related to (i) lower net sales, (ii) reduced gross margins due to product mix, (iii) an increase in expenses relating to the expansion of the sales organization, (iv) non-recurring and non-capitalized expenses incurred in the first quarter from the relocation of the Company’s Mefiag business unit and the expansion of the Company’s Netherlands facility, which reduced income from operations by approximately $0.1 million, (v) the allocation of a non-cash charge for stock options, and (vi) the allocation of a one time loss on the curtailment of pension benefits in the third quarter ended October 31, 2006.

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

Index

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

The gross margin for the fiscal year ended January 31, 2007 was 32.1% compared with 32.5% for the same period in the prior year.  This slight decrease in gross margin was due to (i) product mix and higher material costs in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments for the six-month period ended July 31, 2006 and (ii) a loss on one large Product Recovery/Pollution Control Technologies reporting segment project previously mentioned, offset by higher gross margins in the Product Recovery/Pollution Control Technologies reporting segment during the six-month period ended January 31, 2007.  Procedures have been implemented to mitigate profit erosion on all larger projects.  To offset higher material costs, the Company has taken certain strategic measures to increase gross margins including selected sales price increases and improved purchasing practices.  The relocation of the Company’s Sethco and Mefiag business units and the expansion of the Company’s Netherlands and Telford, Pennsylvania facilities are complete and are expected to promote improved operational results.

Selling expense, including representative and distributor commissions, was $10.2 million for the fiscal year ended January 31, 2007, an increase of $0.5 million over the prior year. Selling expense as a percentage of net sales was 10.9% compared with 11.1% for the prior fiscal year.  The increase in absolute dollars was due primarily to the hiring of additional personnel and related costs, combined with higher representative and distributor commissions.  The Company reclassified representative and distributor commissions from a deduction from gross sales to selling expense.  Representative and distributor commissions were $1.9 million for the fiscal year ended January 31, 2007, an increase of $0.1 million over the prior year.  Representative and distributor commissions as a percentage of net sales were 2.1% for both fiscal years.

General and administrative expense was $10.1 million for the fiscal year ended January 31, 2007, compared with $9.1 million in the prior fiscal year.  General and administrative expense as a percentage of net sales was 10.8% for the fiscal year ended January 31, 2007 compared with 10.4% for the prior fiscal year.  This increase was in part related to non-recurring and non-capitalized expenses resulting from the relocation of our Company’s Sethco and Mefiag business units and the expansion of the Company's Netherlands and Telford, Pennsylvania facilities which occurred during the fiscal quarter ended April 30, 2006, combined with the impact of expensing stock options, and higher legal and personnel acquisition expenses.

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

Liquidity:

The Company’s cash and cash equivalents were $21.9 million on January 31, 2008 compared with $17.3 million on January 31, 2007, an increase of $4.6 million.  This increase is the net result of the positive cash flows provided by operating activities of $9.9 million, the proceeds from the sale of property and equipment, principally the sale of the New York property, amounting to $4.4 million and the exercise of stock options amounting to $1.1 million, offset by payment of the quarterly cash dividends amounting to $3.1 million, payments on long-term debt totaling $1.5 million, the investment in property and equipment amounting to $5.5 million (principally the purchase of the property in suburban Chicago, Illinois), and the purchase of treasury shares totaling $0.6 million.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Index

Accounts receivable, net were $23.0 million on January 31, 2008, an increase of $3.0 million compared with the prior fiscal year.  This increase is principally due to the high level of sales in January 2008.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories totaled $21.3 million on January 31, 2008, an increase of $1.5 million compared with the prior fiscal year.  This increase is primarily attributable to inventory purchased during the fiscal year ended January 31, 2008 for orders and projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $16.9 million on January 31, 2008 compared with $14.4 million on January 31, 2007, an increase of $2.5 million.  This increase is due to an increase in accounts payable and accrued salaries, wages and expenses, offset by a decrease in customers’ advances payable.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $4.4 million, all of which are available for working capital purposes, except for $0.4 million outstanding as of January 31, 2008 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of January 31, 2008 and 2007, working capital was $51.2 million and $44.4 million, respectively, and the current ratio was 4.0 and 4.1, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2008 amounted to $9.9 million compared with $3.9 million in the fiscal year ended January 31, 2007, an increase of $6.0 million.  This increase in cash flows from operating activities was due principally to increases in net income, deferred taxes, accounts payable and accrued expenses, offset by increases in accounts receivable and inventories, and a decrease in customers’ advances.

Cash flows used in investing activities during the fiscal year ended January 31, 2008 amounted to $1.1 million compared with $4.4 million during the fiscal year ended January 31, 2007.  The decrease in cash used in investing activities is principally due to the proceeds from the sale of the New York property amounting to $4.3 million.  On August 2, 2007, the Company expended $3.2 million of cash to purchase a property in suburban Chicago, Illinois to be occupied by its Flex-Kleen business unit, as part of a Section 1031 tax-free exchange in connection with the sale of the New York property.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the fiscal year ended January 31, 2008 utilized $4.2 million of available resources, whereas they provided $0.1 million during the fiscal year ended January 31, 2007.  The fiscal year 2008 financing outflows provide payments of quarterly cash dividends amounting to $3.1 million, the reduction of long-term debt totaling $1.5 million and the purchase of treasury shares amounting to $0.6 million, offset by the exercise of stock options amounting to a cash inflow of $1.1 million.

The Company paid $1.5 million of scheduled debt during the current fiscal year.  The percentage of long-term debt to equity at January 31, 2008 decreased to 4.9% compared with 7.5% at January 31, 2007.

During the fiscal year ended January 31, 2008, the Company repurchased 51,205 shares pursuant to a 711,111 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000.  As of January 31, 2008, an aggregate of 401,092 shares has been repurchased through such repurchase program.

The Board of Directors declared quarterly dividends of $.0506 per share payable on March 14, 2007, June 12, 2007 and September 10, 2007 to shareholders of record at the close of business on February 28, 2007, May 29, 2007 and August 27, 2007, respectively, and quarterly dividends of $.055 per share payable on December 10, 2007 and March 11, 2008 to shareholders of record at the close of business on November 26, 2007 and February 26, 2008, respectively.

On October 17, 2007, the Board of Directors declared a four-for-three stock split which was paid on November 14, 2007 to shareholders of record on November 1, 2007.  All references in the financial statements to per share amounts, number of shares outstanding, and number of shares covered by stock option and similar plans have been restated to reflect the effect of the stock split.

Index

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting SFAS No. 158 resulted in a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment.

As part of our commitment to the future, the Company expended $1.8 million and $2.3 million on research and development in the fiscal years ended January 31, 2008 and 2007, respectively.

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

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations by required payment periods:

Payments Due By Period	Long-Term Debt	Purchase Obligations	Operating Leases	Interest Expense	Pension Contributions	Total Contractual Cash Obligations
Less than 1 Year	$2,028,480	$5,821,592	$52,544	$231,093	$599,377	$8,733,086
1 – 3 Years	765,000	-	60,865	316,469	196,723	1,339,057
3 – 5 Years	765,000	-	-	248,856	178,446	1,192,302
More than 5 Years	2,375,184	-	-	393,831	375,159	3,144,174
Total	$5,933,664	$5,821,592	$113,409	$1,190,249	$1,349,705	$14,408,619

Future expected obligations under the Company's pension plans are included in the contractual cash obligations table above.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will be required to contribute $599,377 to its pension and defined contribution plans during the fiscal year ending January 31, 2009.

Recent Accounting Pronouncements:

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting SFAS No. 158 resulted in a decrease in the pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2008.

In October 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007.  See Note 9 on page 48 for further information.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. With respect to the Company, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after February 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

Index

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

During the fiscal year ended January 31, 2008, we performed an impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, except for the Flex-Kleen reporting unit which represents 53.5% of the total company-wide goodwill, the fair value of the reporting unit exceeded the carrying amount, including goodwill, by a significant amount.  For the Flex-Kleen reporting unit, the carrying value, including goodwill of $11.1 million, as of January 31, 2008 and 2007, amounted to $12.2 million and $12.9 million, respectively.  The fair value of the Flex-Kleen reporting unit as of January 31, 2008 and 2007 totaled $14.4 million and $17.5 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $2.2 million and $4.6 million in the fiscal years ended January 31, 2008 and 2007, respectively.  Therefore, as of January 31, 2008, the Flex-Kleen reporting unit’s goodwill was not impaired.

Our Flex-Kleen reporting unit, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2008, 2007 and 2006.  In the fiscal years ended January 31, 2008, 2007 and 2006, the actual results exceeded the projected results used in the impairment model.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for the Flex-Kleen reporting unit by $1.6 million, $1.4 million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2008, 2007, and 2006.  During the fiscal year ended January 31, 2008, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. For the fiscal year ended January 31, 2008, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model.  However, Flex-Kleen’s backlog as of January 31, 2008 totaled $3.3 million, which was a decrease of 22% from the backlog amount at the same point in the prior fiscal year.  Notwithstanding this decrease in backlog as of January 31, 2008, we anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2008 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate;

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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  During the current fiscal year, we restated our financial statements for the fiscal quarters ended October 31, 2006 through October 31, 2007 as well as for the fiscal year ended January 31, 2007 as a result of revenue recognition errors and other financial statement errors that we made due to material weaknesses in internal control over financial reporting that was exploited by an employee who sought to circumvent our internal controls and other policies and procedures.  Although we have instituted new controls and procedures intended to improve our control over revenue recognition and believe that our internal control over financial reporting as of January 31, 2008 is effective, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Index

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

The fair value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2008 was $6.1 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2008.  Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of January 31, 2008.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $107,415 (net of tax) at January 31, 2008 and a decrease in equity of $48,425 (net of tax) at January 31, 2007.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 5, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in The Netherlands, Canada and the People’s Republic of China.  In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results.  Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the limited size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ended January 31, 2009.

All of our marketable securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported in accumulated other comprehensive income/(loss) in shareholders’ equity in the accompanying consolidated financial statements.  At January 31, 2008 the Company's marketable securities had a fair market value of $20,369, which includes an unrealized loss of $3,721.  The marketable securities are composed of 555 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.  The potential loss in fair value resulting from a 10% adverse change in the equity prices of these marketable securities would be negligible to the Company overall.

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

As of January 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of January 31, 2008 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of January 31, 2008, has been audited by Margolis & Company P.C., an independent registered public accounting firm. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008.

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
March 19, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheets of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2008 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
March 19, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of January 31, 2008 and 2007 and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2008, and our report dated March 19, 2008 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
March 19, 2008

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended January 31,
	2008	2007	2006
Net sales (a)	$106,867,849	$93,505,504	$87,687,053
Cost of goods sold (a)	70,495,481	63,459,996	59,163,879
Gross profit	36,372,368	30,045,508	28,523,174

Operating expenses
Selling (a)	11,484,530	10,188,670	9,713,348
General and administrative	10,804,287	10,099,763	9,147,222
Gain on sale of building	(3,513,940)	-	-
	18,774,877	20,288,433	18,860,570
Income from operations	17,597,491	9,757,075	9,662,604

Interest expense	(304,325)	(351,152)	(269,488)
Other income, net	968,715	932,590	629,035
Income before taxes	18,261,881	10,338,513	10,022,151

Provision for taxes	6,355,716	3,411,709	2,708,867
Net income	$11,906,165	$6,926,804	$7,313,284

Earnings per share
Basic (adjusted for stock split)	$.79	$.46	$.49
Diluted (adjusted for stock split)	$.78	$.46	$.48

Average number of common and
common equivalent shares outstanding
Basic (adjusted for stock split)	15,002,012	14,943,174	14,918,209
Diluted (adjusted for stock split)	15,328,368	15,205,012	15,111,483
The notes to consolidated financial statements are an integral part of the above statement.

(a)
The company reclassified the freight out, and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories, respectively, for the fiscal years ended January 31, 2008, 2007 and 2006.  For the fiscal years ended January 31, 2008, 2007 and 2006, freight out was $1,216,522, $982,729 and $722,438, respectively, and the representative and distributor commissions were $2,762,909, $1,930,291 and $1,848,515, respectively.

Index

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

	January 31,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$21,906,877	$17,322,194
Marketable securities	20,369	24,090
Accounts receivable, net of allowance for doubtful accounts of approximately $152,000 and $133,000, respectively	23,013,988	19,988,097
Inventories	21,258,227	19,720,842
Prepaid expenses, deposits and other current assets	1,895,679	1,748,130
Total current assets	68,095,140	58,803,353

Property, plant and equipment, net	20,233,827	16,832,988
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	283,023	306,403
Total assets	$109,410,903	$96,741,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,028,482	$1,955,202
Accounts payable	7,512,874	6,419,951
Accrued salaries, wages and expenses	6,023,857	4,005,300
Dividend payable	827,147	757,029
Customers’ advances	260,698	981,680
Deferred income taxes	197,743	245,231
Total current liabilities	16,850,801	14,364,393

Long-term debt	4,075,682	5,417,990
Other non-current liabilities	2,109,250	3,276,551
Deferred income taxes	3,132,002	1,369,591
Total liabilities	26,167,735	24,428,525
Commitments
Shareholders’ equity
Common shares, $.10 par value; 18,000,000 shares authorized, 15,928,810 and 12,846,608 shares issued, of which 889,780 and 1,631,364 shares were reacquired and held in treasury at the respective dates	1,592,881	1,284,661
Additional paid-in capital	1,897,655	7,910,708
Retained earnings	83,267,096	74,657,888
Accumulated other comprehensive income (loss)	1,340,427	(33,471)
Treasury shares, at cost	(4,854,891)	(11,506,654)
Total shareholders’ equity	83,243,168	72,313,132
Total liabilities and shareholders’ equity	$109,410,903	$96,741,657
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended January 31,
2008	2007	2006

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$11,906,165	$6,926,804	$7,313,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,738,625	1,602,138	1,486,340
Deferred income taxes	1,369,460	26,203	610,593
(Gain) loss on sales of property and equipment, net	(3,556,088)	13,310	13,131
Stock-based compensation	510,108	327,200	-
Allowance for doubtful accounts	19,352	(114,238)	34,002
(Increase) decrease in operating assets:
Accounts receivable	(2,633,358)	(1,831,614)	(4,428,817)
Inventories	(1,197,111)	(3,161,103)	(2,657,517)
Prepaid expenses and deposits	(754)	2,872	(141,097)
Other assets	(115,992)	332,466	(484,162)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,654,425	255,908	228,250
Customers’ advances	(723,531)	(721,878)	409,760
Other non-current liabilities	(96,157)	242,084	2,057,647
Net cash provided by operating activities	9,875,144	3,900,152	4,441,414

Cash flows from investing activities
Proceeds from sales of property and equipment	4,396,164	14,310	31,565
Acquisitions of property and equipment	(5,456,418)	(4,398,910)	(4,151,253)
Increase in securities available for sale	-	(21,820)	-
Net cash (used in) investing activities	(1,060,254)	(4,406,420)	(4,119,688)

Cash flows from financing activities
Proceeds from new borrowings	-	4,312,293	793,947
Reduction of debt	(1,499,334)	(1,492,699)	(1,800,910)
Exercise of stock options	1,081,835	147,174	324,281
Payment of dividends	(3,101,839)	(2,857,423)	(2,648,576)
Purchase of treasury shares	(630,515)	-	(140,135)
Payment of cash in lieu of fractional shares	(1,642)	-	(1,914)
Net cash provided by (used in) financing activities	(4,151,495)	109,345	(3,473,307)
Effect of exchange rate changes on cash	(78,712)	35,812	(54,590)
Net increase (decrease) in cash and cash equivalents	4,584,683	(361,111)	(3,206,171)
Cash and cash equivalents at beginning of year	17,322,194	17,683,305	20,889,476
Cash and cash equivalents at end of year	$21,906,877	$17,322,194	$17,683,305
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Shares	Total
Balances, January 31, 2005	$963,496	$7,930,646	$66,032,446	$100,635	($11,862,032)	$63,165,191
Comprehensive income:
Net income	-	-	7,313,284	-	-
Foreign currency translation adjustment	-	-	-	(168,362)	-
Interest rate swap, net of tax of ($40,614)	-	-	-	79,400	-
Minimum pension liability adjustment, net of tax of $188,347	-	-	-	(333,494)	-
Total comprehensive income						6,890,828
Stock split four-for-three	321,165	(321,165)	-	-	-	-
Cash in lieu of fractional shares	-	(1,914)	-	-	-	(1,914)
Dividends paid, $.1788 per share	-	-	(2,000,194)	-	-	(2,000,194)
Dividend declared, $.0625 per share	-	-	(699,819)	-	-	(699,819)
Stock option transactions	-	(43,387)	-	-	367,668	324,281
Purchase of 12,548 treasury shares	-	-	-	-	(140,135)	(140,135)
Balances, January 31, 2006	1,284,661	7,564,180	70,645,717	(321,821)	(11,634,499)	67,538,238
Comprehensive income:
Net income	-	-	6,926,804	-	-
Foreign currency translation adjustment	-	-	-	291,299	-
Interest rate swap, net of tax of $21,772	-	-	-	(36,040)	-
Securities available for sale, net of tax of ($840)	-	-	-	1,430	-
Minimum pension liability adjustment, net of tax of $16,075	-	-	-	31,661	-
Total comprehensive income						7,215,154
Dividends paid, $.1925 per share	-	-	(2,157,604)	-	-	(2,157,604)
Dividend declared, $.0675 per share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	327,200	-	-	-	327,200
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, January 31, 2007	1,284,661	7,910,708	74,657,888	(33,471)	(11,506,654)	72,313,132
Comprehensive income:
Net income	-	-	11,906,165	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation adjustment	-	-	-	760,412	-
Interest rate swap, net of tax of $34,645	-	-	-	(58,990)	-
Securities available for sale, net of tax of $1,377	-	-	-	(2,344)	-
Minimum pension liability adjustment, net of tax of ($396,323)	-	-	-	674,820	-
Total comprehensive income						13,155,063
Stock split four-for-three	398,220	(398,220)	-	-	-	-
Cash in lieu of fractional shares	-	(1,642)	-	-	-	(1,642)
Dividends paid, $.1518 per share	-	-	(2,344,810)	-	-	(2,344,810)
Dividend declared, $.055 per share	-	-	(827,147)	-	-	(827,147)
Stock-based compensation	-	510,108	-	-	-	510,108
Stock option transactions	-	351,557	-	-	730,278	1,081,835
Purchase of 51,205 treasury shares	-	-	-	-	(630,515)	(630,515)
Treasury share retirement (900,000 shares)	(90,000)	(6,462,000)	-	-	6,552,000	-
Stock option tax loss	-	(12,856)	-	-	-	(12,856)
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168
The notes to consolidated financial statements are an integral part of the above statement.

Index

MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA

	Years ended January 31,
	2008	2007	2006
Net sales to unaffiliated customers
Product recovery/pollution control technologies	$56,897,328	$47,685,248	$44,283,869
Fluid handling technologies	27,578,301	26,099,803	23,774,478
Filtration/purification technologies	22,392,220	19,720,453	19,628,706
	$106,867,849	$93,505,504	$87,687,053
Includes foreign sales of:
Product recovery/pollution control technologies	$14,559,153	$8,470,879	$7,659,390
Fluid handling technologies	6,669,921	7,017,331	5,930,596
Filtration/purification technologies	8,978,969	7,063,165	7,694,059
	$30,208,043	$22,551,375	$21,284,045

Income from operations
Product recovery/pollution control technologies	$6,573,097	$4,339,795	$4,119,242
Fluid handling technologies	5,895,780	4,362,276	3,540,428
Filtration/purification technologies	1,614,674	1,055,004	2,002,934
Gain on sale of building	3,513,940	-	-
	$17,597,491	$9,757,075	$9,662,604

Depreciation and amortization expense
Product recovery/pollution control technologies	$511,350	$473,354	$480,173
Fluid handling technologies	655,048	632,464	578,861
Filtration/purification technologies	572,227	496,320	427,306
	$1,738,625	$1,602,138	$1,486,340

Capital expenditures
Product recovery/pollution control technologies	$3,543,346	$252,777	$250,327
Fluid handling equipment technologies	1,171,855	2,237,574	1,446,380
Filtration/purification technologies	469,142	1,571,101	349,443
	5,184,343	4,061,452	2,046,150
Corporate	262,075	337,458	2,105,103
	$5,456,418	$4,398,910	$4,151,253

Identifiable assets at January 31
Product recovery/pollution control technologies	$40,509,227	$34,907,323	$34,173,031
Fluid handling technologies	22,401,768	21,667,719	17,008,765
Filtration/purification technologies	21,688,419	20,514,339	17,653,316
	84,599,414	77,089,381	68,835,112
Corporate	24,811,489	19,652,276	20,236,279
	$109,410,903	$96,741,657	$89,071,391
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:

The Company manufactures and sells product recovery and pollution control equipment for purification of air and liquids, fluid handling equipment for corrosive, abrasive and high temperature liquids, and filtration and purification products. The Company has two reporting segments; Product Recovery/Pollution Control Technologies and Fluid Handling Technologies, and one other segment (Filtration/Purification Technologies).

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

Foreign currency translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period.  Translation gains and losses are reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

Marketable securities:

All of our marketable securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the non-depreciated balance is warranted.   Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2008.

Costs in excess of net assets of businesses acquired:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided.  SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually.  The Company performed its annual impairment test for each reporting unit in the fourth quarter of the fiscal year ended January 31, 2008 using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon the outlook of markets and industries, our business plans and historical data. Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to Met-Pro Corporation.

No impairment was present upon performing this test, since the fair value of each reporting unit exceeded its carrying value, including goodwill. At January 31, 2008, costs in excess of net assets of businesses acquired associated with the Company’s two reporting segments and one other segment totaled $20,798,913.

The changes in the carrying amount of costs in excess of net assets of businesses acquired by the two reporting segments and one other segment for the fiscal year ended January 31, 2008 are as follows:

	Product Recovery/Pollution Control Technologies	Fluid Handling Technologies	Filtration/ Purification Technologies	Total
Balance as of February 1, 2007	$15,706,667	$11,542	$5,080,704	$20,798,913
Goodwill acquired during the period	-	-	-	-
Balance as of January 31, 2008	$15,706,667	$11,542	$5,080,704	$20,798,913

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,059,951, $933,957 and $1,259,192 for the years ended January 31, 2008, 2007, and 2006, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $1,750,035, $2,291,262 and $1,951,829 for the years ended January 31, 2008, 2007, and 2006,  respectively.

Stock-based compensation:

Effective February 1, 2006, the Company began accounting for stock-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of stock-based compensation.  Under the fair value recognition provisions for SFAS No. 123(R), stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  The Company has used the Black-Scholes valuation model to estimate fair value of stock-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

Earnings per share:

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

Basic and diluted earnings per share have been restated to reflect the effect of the four-for-three stock split, which was effective November 14, 2007.

Dividends:

On December 10, 2007, the Board of Directors declared a $0.055 per share quarterly cash dividend payable on March 11, 2008 to shareholders of record on February 26, 2008, amounting to an aggregate of $827,147.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 2), and trade accounts receivable.  The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the operating segments and geographic areas.  It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Supplemental cash flow information:

2008	2007	2006
Cash paid during the year for:
Interest	$331,555	$357,130	$263,433
Income taxes	4,829,003	3,824,715	2,009,523

Recent accounting pronouncements:

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures.  SAB 108 is effective for fiscal years ended after November 15, 2006.  The Company has adopted SAB 108 effective as of January 31, 2007.  The adoption of this bulletin did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No. 158 resulted in a decrease in the pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2008.

In October 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007 (see Note 9).

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. With respect to the Company, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after February 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Reclassifications:

The Company reclassified freight out, and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories, respectively, for all fiscal years in this Annual Report on Form 10-K.  The effect of the reclassification of the freight out, and representative and distributor commissions will be to increase net sales, gross profit and selling expense in the consolidated statement of operations, consolidated business segment data, related footnotes and quarterly financial data.  These reclassifications had no effect upon the Company’s consolidated balance sheet, consolidated statement of shareholders’ equity or consolidated statement of cash flows for any of the affected periods.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The following table provides the effect of the reclassification of freight out, and representative and distributor commissions on net sales, cost of goods sold and selling expenses in the Company’s consolidated statement of operations for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

	January 31,
	2008	2007	2006
Net sales as previously reported	$102,888,418	$90,592,484	$85,116,100
Reclassification of freight out, and representative and distributor commissions previously netted against sales	3,979,431	2,913,020	2,570,953
Net sales, as reported	$106,867,849	$93,505,504	$87,687,053

Cost of goods sold as previously reported	$69,278,959	$62,477,267	$58,441,441
Reclassification of freight out previously netted against sales	1,216,522	982,729	722,438
Cost of goods sold, as reported	$70,495,481	$63,459,996	$59,163,879

Selling expenses as previously reported	$8,721,621	$8,258,379	$7,864,833
Reclassification of representative and distributor commissions previously netted against sales	2,762,909	1,930,291	1,848,515
Selling expenses, as reported	$11,484,530	$10,188,670	$9,713,348

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Short-term investments at January 31, 2008 and 2007 were valued at cost (approximating market) and amounted to $21,906,877 and $17,322,194, respectively.  Short-term investments consist principally of certificate of deposits with an original maturity of three months or less, and money market funds, both of which are considered to be cash equivalents.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Marketable securities:

At January 31, 2008, the Company's marketable securities had a fair market value of $20,369, which includes an unrealized loss of $3,721.  The marketable securities are composed of 555 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

Debt:

The fair value and carrying amount of long-term debt were as follows:

January 31,
2008	2007
Fair value	$6,084,990	$7,371,688
Carrying amount	6,104,164	7,373,192

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

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

The Company’s financial instruments are not held for trading purposes.

NOTE 3:	INVENTORIES

Inventories consisted of the following:

	January 31,
	2008	2007
Raw materials	$15,817,283	$13,596,396
Work in process	2,384,413	2,790,042
Finished goods	3,056,531	3,334,404
	$21,258,227	$19,720,842

At January 31, 2008 and 2007, inventories valued at the last-in, first-out method (“LIFO”) were $2,973,958 and $2,927,376, respectively.  The LIFO value of inventories was lower than replacement cost by $1,588,578 and $1,468,627 at January 31, 2008 and 2007, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $983,000 at both January 31, 2008 and 2007, as a result of applying the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations”, to an acquisition completed in a prior year.

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2008	2007
Land	$2,499,767	$2,155,061
Buildings and improvements	19,454,967	17,631,279
Machinery and equipment	12,909,550	11,653,472
Furniture and fixtures	4,621,225	4,358,170
Automotive equipment	1,559,604	1,462,080
Construction in progress	376,324	206,898
	41,421,437	37,466,960
Less accumulated depreciation	21,187,610	20,633,972
	$20,233,827	$16,832,988

Depreciation of property, plant and equipment charged to operations amounted to $1,705,354, $1,569,973, and $1,455,618, for the fiscal years ended in 2008, 2007 and 2006, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

During the third quarter of fiscal year 2008, the Company expended $3,157,113 to purchase a 45,000 square foot facility in suburban Chicago, Illinois to consolidate the operations of its Flex-Kleen business unit, which formerly leased office space in the Chicago area and warehouse facilities in North Carolina.  The purchase was structured as part of an IRS Section 1031 tax-free exchange, in connection with the sale of property in Hauppauge, Long Island, New York, consisting of a 30,000 square foot building situated on four acres.

NOTE 5:	DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $4,445,980 which can be used for working capital.  As of January 31, 2008, the Company’s Mefiag B.V. subsidiary borrowed $445,980 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	January 31, 2008	January 31, 2007
Bond payable, bank, payable in quarterly installments of $58,460, plus interest at a rate of 16 basis points below the ninety day LIBOR rate (effective interest rate of 4.80% at January 31, 2008), maturing April, 2021, collateralized by the Telford, PA building	$3,098,404	$3,332,246

Note payable, bank, payable in quarterly installments of $300,000, plus interest at a rate of 75 basis points over the ninety day LIBOR rate (effective interest rate of 5.71% at January 31, 2008), maturing October, 2008	1,200,000	2,400,000

Note payable, bank, payable in quarterly installments of $37,165 (25,000 Euro), plus interest at a fixed rate of 3.82%, maturing January, 2016	1,189,280	1,173,061

Line of credit, $445,980 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day EURIBOR rate (effective interest rate of 4.89% at January 31, 2008)	445,980	391,020

	5,933,664	7,296,327
Less current portion	2,028,482	1,955,202
	3,905,182	5,341,125
Fair market value of interest rate swap liability	170,500	76,865
Long-term portion	$4,075,682	$5,417,990

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing in October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of January 31, 2008.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $107,415 (net of tax) at January 31, 2008 and a decrease in equity of $48,425 (net of tax) at January 31, 2007.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letter of credits to customers totaling $630,034 as of January 31, 2008, which expire in the fiscal years ending January 31, 2009 and 2010, in the amounts of $231,007 and $399,027, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending January 31,
2009	$2,028,482
2010	382,500
2011	382,500
2012	382,500
2013	382,500
Thereafter	2,375,182
$5,933,664

NOTE 6:	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) as of January 31 was comprised of the following:

2008	2007
Interest rate swap, net of tax	($107,415)	($48,425)
Unrealized gain (loss) on securities available-for sale, net of tax	(914)	1,430
Foreign currency translation adjustment	1,452,142	691,730
Minimum pension liability adjustment, net of tax	(3,386)	(678,206)
	$1,340,427	($33,471)

NOTE 7:	SHAREHOLDERS’ EQUITY

On December 15, 2000, the Company announced a 711,111 (adjusted for stock splits) share stock repurchase program, which began after the Company’s February 21, 2000 stock repurchase program was completed.  During the fiscal year ended January 31, 2008, the Company repurchased 51,205 Common Shares at a cost of $630,515.  At January 31, 2008, the Company had the authority to repurchase an additional 310,019 shares under the December 15, 2000 stock repurchase program.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

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

Stock options:

Effective February 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded APB No. 25, “Accounting for Stock Issued to Employees”.  Prior to February 1, 2006, the Company accounted for stock-based compensation under the provisions of APB No. 25 and related interpretations. Accordingly, no compensation expense related to granting of stock options had been recognized in the financial statements prior to adoption of SFAS No. 123(R) for stock options that were granted, as the grant price equaled the market price on the date of grant.

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the fiscal years prior to February 1, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this transition method, compensation cost recognized in the fiscal years ended January 31, 2008 and 2007 includes compensation cost for all stock-based payments granted prior to, but not vested as of February 1, 2006 and stock-based payments granted after February 1, 2006.

For the fiscal years ended January 31, 2008 and 2007, the impact of the adoption of SFAS No. 123(R) as compared to if the Company had continued to account for stock-based compensation under APB Opinion No. 25 is as follows: an increase in general and administrative expense by $510,108 and $327,200, respectively; a reduction in net income by $332,590 and $219,224, respectively; and a reduction in basic and diluted earnings per share by $0.02 and $0.01, respectively. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of February 1, 2008 and 2007, the cumulative after-tax effect of this change in accounting for forfeitures reduced stock-based compensation by $30,539 and $17,085, respectively.  The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.

On December 10, 2007 and December 15, 2006, the Company issued 215,800 and 238,667 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  In the event of a “change of control”, any unvested portion of the option shall become immediately exercisable.  The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  The fair value of each option is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted during the fiscal year ended January 31, 2008 and 2007 were $3.06 and $3.02 per option, respectively. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

	Fiscal Years Ended January 31,
	2008	2007

Expected term (years)	5.0	5.0
Risk-free interest rate	4.50% - 4.58%	3.63% - 4.58%
Expected volatility	29% - 30%	30% - 32%
Dividend yield	1.86% - 3.39%	2.26% - 3.39%

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

The following table summarizes stock option transactions for the fiscal year ended January 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at February 1, 2007	1,275,947	$8.0169	7.49
Granted	215,800	11.7500
Forfeited	16,889	10.5059
Expired	-	-
Exercised	136,577	7.9210
Outstanding at January 31, 2008	1,338,281	$8.5972	7.14	$2,762,275

Exercisable at January 31, 2008	972,244	$7.5419	7.14	$2,762,275

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2008, 2007 and 2006 was $553,004, $92,085 and $227,797, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2008:

Options Outstanding			Options Exercisable
Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$4.11 – 4.99	43,974	1.91	$4.1648	43,974	$4.1648
$5.00 – 5.49	79,177	3.07	5.1047	79,177	5.1047
$5.50 – 6.99	245,515	4.67	5.5306	245,515	5.5306
$7.00 – 8.99	184,013	7.07	7.4110	184,013	7.4110
$9.00 – 9.99	344,463	7.15	9.3051	344,463	9.3051
$10.00 – 10.99	225,339	8.88	10.8925	75,102	10.8925
$11.00 – 11.99	215,800	9.87	11.7500	-	-
	1,338,281	7.14	$8.5972	972,244	$7.5419

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

As of January 31, 2008, there was $1,084,914 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

The following table provides the pro-forma net income and earnings per share for the fiscal year ended January 31, 2006 as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

January 31, 2006

Net income, as reported	$7,313,284
Add: Stock-based employee compensation expense included in reported net income, net of tax	-
Less: Pro-forma expense related to stock options granted, net of tax effects	(308,080)
Pro-forma	$7,005,204
Earnings per share, basic:
As reported	$.49
Pro-forma	.46
Earnings per share, diluted:
As reported	$.48
Pro-forma	.46

For the purposes of this pro-forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

NOTE 9:	INCOME TAXES

The provision for income taxes was comprised of the following:

	2008	2007	2006
Current
Federal	$4,261,462	$2,884,686	$1,601,149
State	560,130	409,160	236,709
Foreign	164,664	91,660	260,416
	4,986,256	3,385,506	2,098,274
Deferred	1,369,460	26,203	610,593
	$6,355,716	$3,411,709	$2,708,867

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	2008	2007
Deferred tax assets
Inventory cost capitalization	$134,050	$135,157
Pension cost	797,591	1,232,328
Non-compete agreements	138,441	195,176
Other	499,163	374,865
Total deferred tax assets	1,569,245	1,937,526

Deferred tax liabilities
Property, plant and equipment	1,660,604	649,252
Inventory - Dean Pump Division	363,724	363,727
Prepaid expenses	245,982	231,736
Goodwill	2,628,680	2,307,633
Total deferred tax liabilities	4,898,990	3,552,348
Net deferred tax (liabilities)	($3,329,745)	($1,614,822)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2008		2007		2006
Computed expected federal tax expense	$6,239,308	34.2%	$3,515,094	34.0%	$3,407,531	34.0%
Manufacturing exemption	(291,025)	(1.6)	(108,014)	(1.0)	-	-
State income taxes, net of federal income tax benefit	369,686	2.0	284,648	2.7	156,228	1.5
Research and development tax credits	(104,435)	(.6)	(136,500)	(1.3)	(591,517)	(5.9)
Other	142,182	.8	(143,519)	(1.4)	(263,375)	(2.6)
Effective income taxes	$6,355,716	34.8%	$3,411,709	33.0%	$2,708,867	27.0%

The research and development tax credits totaling $591,517 in the fiscal year ended January 31, 2006, includes $450,463 of research and development tax credits for the prior three fiscal years ended January 31, 2005.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on February 1, 2007.  Previously, the Company accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.  As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN No. 48, the Company recognized an increase of  $125,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the February 1, 2007 balance of retained earnings.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The amount of unrecognized tax benefits as of February 1, 2007, prior to the FIN No. 48 adjustment, amounted to $38,000.  As of February 1, 2007, the total unrecognized tax benefit amounted to $163,000, which included accrued interest and penalties of approximately $65,000.  The unrecognized tax benefit of $163,000 related to state tax jurisdiction matters in which the Company entered into a Voluntary Disclosure program during the fiscal year January 31, 2008 and made payments of approximately $22,000, including interest and penalties, to resolve this issue.

During the fiscal year ended January 31, 2008, the Company increased the unrecognized tax benefits by $179,000 to account for new federal and state tax matters in the United States.  The Company accrued approximately $26,000 for the payment of interest and penalties through January 31, 2008, which is included in the $179,000 unrecognized tax benefit amount.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2008
Balance at February 1, 2007	$163,000
Increases in tax positions for prior years	179,000
Decreases in tax positions for prior years	(163,000)
Increases in tax positions for current year	-
Balance at January 31, 2008	$179,000

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The following table summarizes tax years that remain subject to examination by major jurisdictions:

Open Tax Year
	Examination in Progress	Examination Not Yet Initiated
United States
Federal	2005 – 2006	2007 – 2008
State	2005 – 2007	2008
Canada	n/a	2004 – 2008
The Netherlands	n/a	2004 – 2008

NOTE 10:	LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes.  Future minimum lease payments under these non-cancelable operating leases at January 31, 2008 were as follows:

2009	$52,544
2010	40,577
2011	20,288

Rental expense for the above operating leases during the fiscal years ended in 2008, 2007, and 2006 was $245,526, $228,909 and $214,669, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

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

In the fiscal year ended January 31, 2007, the Company adopted SFAS No. 158, which requires the recognition of the overfunded or underfunded status of its pension plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year they occur.  The Company recognized the liability for the funded status in its consolidated balance sheet.  The Company plans to change the annual measurement date for its pension plans during the fiscal year ending January 31, 2009.

On October 31, 2007, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation).  This difference is due to the decline in the market value of investments during the fiscal year ended January 31, 2003 combined with a reduction in the discount rate from 7.00% to 6.25% between the fiscal years ended January 31, 2003 and 2008.

A pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2008 as a decrease to the pension liability with a corresponding increase to shareholders’ equity.  During the fiscal year ended January 31, 2008, the Company recorded an after-tax increase to shareholders’ equity of $674,820.

Net periodic pension cost (income) included the following components:

	2008	2007	2006
Service cost - benefits earned during the period	$148,258	$708,246	$620,064
Interest cost on projected benefit obligation	1,040,164	1,071,627	1,029,984
Expected return on assets	(1,259,503)	(1,169,858)	(1,027,598)
Amortization	74,032	186,051	118,306
Curtailment loss	-	234,180	-
	$2,951	$1,030,246	$740,756

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheet at January 31, 2008 and 2007:

	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$18,512,657	$19,031,679
Service cost	148,258	708,246
Interest cost	1,040,164	1,071,627
Amendments	16,167	155,004
Actuarial (gain)/loss	(792,843)	433,170
Curtailment	-	(2,014,829)
Benefits paid	(947,498)	(872,240)
Benefit obligation at end of year	$17,976,905	$18,512,657

Change in plan assets:
Fair value of plan assets at beginning of year	$15,182,042	$14,107,986
Actual gain on plan assets	1,479,938	1,814,190
Employer contribution	101,400	132,106
Benefits paid	(947,498)	(872,240)
Fair value of plan assets at end of year	$15,815,882	$15,182,042

Funded status	($2,161,023)	($3,330,615)
Unrecognized actuarial (gain)/loss	(268,113)	785,902
Unrecognized transition (asset)	(117)	(1,602)
Unrecognized prior service costs	273,604	292,217
Net amount recognized	($2,155,649)	($2,254,098)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability – short term	($99,377)	($99,472)
Accrued benefit liability – long term	(2,061,646)	(3,231,143)
Accumulated other comprehensive gain	5,374	1,076,517
Net amount recognized	($2,155,649)	($2,254,098)

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $17,763,178, $17,976,905 and $15,815,882, respectively, as October  31, 2007, and $18,234,033, $18,512,657 and $15,182,042, respectively, as of October 31, 2006.

The Company contributed $101,400 to the pension plans during the plan year ended October 31, 2007 and expects an additional contribution of $599,377 during the Company’s fiscal year ending January 31, 2009.

The following benefit payments, as appropriate, are expected to be paid:

Year Ending January 31,
2009	$974,239
2010	991,782
2011	1,034,478
2012	1,101,792
2013	1,144,461
2014 - 2018	6,363,119
$11,609,871

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2008	2007	2006
Discount rate	6.25%	5.75%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of increase in compensation levels (where applicable)	4.50%	4.50%	3% for One Year Then 4.50% Thereafter

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2008	2007	2006
Discount rate	5.75%	5.75%	6.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Rate of increase in compensation levels (where applicable)	4.50%	3% for One Year Then 4.50% Thereafter	3% for Two Years Then 4.50% Thereafter

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans.  This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	2007	2006
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation as of October 31:
Equity securities	80%	75%
Debt securities	20%	25%
Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere to and undertake on behalf of the plans’ participants.  The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded.  The Plan is designed to provide pension benefits based on the category of the Director and length of service.  The aggregate benefit obligation payable in the future under the terms of the plan was $716,423 and $744,966 at January 31, 2008 and 2007, respectively.  The amounts applicable are included in the tables above.  This plan was discontinued in December 1999 as to non-vested Directors.

Index

MET-PRO CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21.  Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan.  The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation.  Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service.  Effective February 1, 2008, the non-bargaining unit employees in the United States will be eligible for the discretionary contributions under the Plan.  The discretionary contribution is (i) 2% for employees under 45 years old or with less than five years of service, (ii) 3% for employees 45 years or older and between five to nine years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service.  The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level.  The Company provided cash contributions to the 401(k) profit sharing plan of $671,239, $257,688, and $211,327 for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the Plan.  There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended January 31, 2008, 2007 and 2006.  All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Option Plans:

In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares (increased to 829,629 shares after giving effect to stock splits effective October 15, 2003, November 15, 2005 and November 14, 2007) that was approved by the Company’s shareholders at the 1997 meeting of shareholders (the “1997 Plan”).  In 2001, the Board of Directors of the Company approved an equity incentive plan covering 350,000 shares (increased to 829,629 shares after giving effect to stock splits effective October 15, 2003, November 15, 2005 and November 14, 2007) that was approved by the Company’s shareholders at the 2001 meeting of shareholders (the “2001 Plan”).  In 2005, the Board of Directors of the Company approved an equity incentive plan covering 500,000 shares (increased to 888,888 shares after giving effect to stock splits effective November 15, 2005 and November 14, 2007) that was approved by the Company’s shareholders at the 2005 meeting of shareholders (the “2005 Plan”).  These plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

Index

MET-PRO CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2008	2007	2006
Options outstanding, beginning	267,038	284,106	347,160
Grants	-	-	-
Exercises	24,180	17,068	63,054
Cancellations	-	-	-
Options outstanding, ending	242,858	267,038	284,106

Options price range at January 31	$4.1133	$4.1133	$4.1133
	to	to	to
	$9.6440	$9.6440	$9.6440

Options exercisable at January 31	242,858	267,038	284,106
Options available for grant at January 31	0	0	0

2001 Plan	2008	2007	2006
Options outstanding, beginning	784,703	796,904	354,852
Grants	14,711	14,465	459,120
Exercises	112,397	7,110	6,636
Cancellations	4,044	19,556	10,432
Options outstanding, ending	682,973	784,703	796,904

Options price range at January 31	$5.5181	$5.5181	$5.5181
	to	to	to
	$10.8975	$10.8975	$9.6440

Options exercisable at January 31	659,372	695,101	566,060
Options available for grant at January 31	0	10,667	5,576

2005 Plan	2008	2007	2006
Options outstanding, beginning	224,206	-	-
Grants	201,089	224,206	-
Exercises	-	-	-
Cancellations	12,845	-	-
Options outstanding, ending	412,450	224,206	-

Options price at January 31	$10.8975	$10.8975
	to
	$11.7500

Options exercisable at January 31	70,014	-	-
Options available for grant at January 31	476,438	664,682	888,888

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

The weighted average exercise prices (adjusted for stock split) of the Company’s stock option plans were as follows:

	2008	2007	2006
Options outstanding, beginning	$8.0169	$7.0785	$6.5246
Grants	$11.7500	$10.8975	$8.2377
Exercises	$7.9210	$6.0870	$4.6533
Cancellations	$10.5059	$8.9925	$8.3310
Options outstanding, ending	$8.5972	$8.0169	$7.0785

NOTE 12:	OTHER INCOME, NET

Other income, net was comprised of the following:

	2008	2007	2006
Interest income	$958,067	$962,296	$602,282
Other miscellaneous income/(expense)	10,648	(29,706)	26,753
	$968,715	$932,590	$629,035

NOTE 13:	BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

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

Financial information for the two reporting segments and one other segment is shown on page 36.

NOTE 14:	GEOGRAPHIC INFORMATION

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

	2008	2007	2006
Net sales:
United States	$76,659,806	$70,954,129	$66,403,008
Foreign	30,208,043	22,551,375	21,284,045
	$106,867,849	$93,505,504	$87,687,053

Income from operations:
United States	$13,518,133	$7,628,754	$7,112,573
Foreign	4,079,358	2,128,321	2,550,031
	$17,597,491	$9,757,075	$9,662,604

Total assets:
United States	$98,104,273	$86,820,188	$79,295,147
Foreign	11,306,630	9,921,469	9,776,244
	$109,410,903	$96,741,657	$89,071,391

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006

NOTE 15:	CONTINGENCIES

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife. To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well. The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs. The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2008 to settle these cases is $355,000, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim of approximately $24,000. As of January 31, 2008, there were a total of 38 cases pending against the Company, as compared with 37 cases that were pending as of January 31, 2007. During the fiscal year ended January 31, 2008, 18 new cases were filed against the Company, and the Company was dismissed from or settled 17 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial. The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

At any given time, the Company is typically also party to a small number of other legal proceedings arising in the ordinary course of business. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based upon the present information, including the Company’s assessment of the facts of each particular claim as well as accruals, the Company believes that no pending proceeding will have a material adverse impact upon the Company’s results of operations, liquidity, or financial condition.

Index

QUARTERLY FINANCIAL DATA (Unaudited)

2008	Net Sales (a)	Gross Profit	(a)	Net Income	Earnings Per Share, Basic (b)	Earnings Per Share, Diluted (b)
First Quarter	$21,373,563	$7,158,505	$3,721,751	$.25	$.24
Second Quarter	26,102,277	8,935,050	1,927,268	.13	.13
Third Quarter	30,140,427	10,169,258	3,066,852	.20	.20
Fourth Quarter	29,251,582	10,109,555	3,190,294	.21	.21

2007	Net Sales (a)	Gross Profit	(a)	Net Income	Earnings Per Share, Basic (b)	Earnings Per Share, Diluted (b)
First Quarter	$20,320,308	$6,205,975	$1,207,448	$.08	$.08
Second Quarter	24,609,500	7,229,392	1,808,685	.12	.12
Third Quarter	25,873,604	8,779,829	2,066,466	.14	.14
Fourth Quarter	22,702,092	7,830,312	1,844,205	.12	.12

(a)
The Company reclassified the freight out, and representative and distributor commissions from a deduction from gross sales to the cost of goods sold and selling expense categories, respectively, for the fiscal quarters ended January 31, 2008 and 2007.

(b)	All references to per share amounts, average common shares and shares outstanding have been restated to reflect the effect of the four-for-three stock split effective November 14, 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures:

(a) Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of January 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of January 31, 2008.   Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

 (c) Changes in Internal Control Over Financial Reporting

As reported in our Annual Report on Form 10-K/A for fiscal year ended January 31, 2007 that we filed on February 12, 2008, management concluded that its internal control over financial reporting was not effective as of January 31, 2007. This conclusion resulted from the identification of certain material weaknesses (as defined in standards established by the Public Company Accounting Oversight Board) in its internal control over financial reporting, which also existed as of October 31, 2006, April 30,

Index

2007, July 31, 2007 and October 31, 2007, as reported in Forms 10-Q/A for each such fiscal periods that led to errors in our revenue recognition.

Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and with respect to the status of those orders, and other weaknesses in our controls (as more fully identified in the discussion below entitled “Remediation of Prior Period Material Weaknesses”), contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for our fiscal year ended January 31, 2007 and for the other referenced interim fiscal periods. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Remediation of Prior Periods Material Weaknesses.

During January 2008, we made the following changes to our internal controls in order to address the material weaknesses that we identified in connection with our revenue recognition errors:

•
We have enhanced our contract review process including the implementation of various additional controls and procedures intended to better assure us that the terms and conditions of customer purchase orders are accurately entered and that orders are on terms acceptable to management and otherwise consistent with our policies.

•	We have enhanced our procedures and controls with respect to customer credit, including establishing initial credit, further extension of credit and improved controls over credit delinquencies;
•
We have enhanced the segregation of duties with respect to order entry, shipping, invoicing, accounts receivable and collections, modified certain practices with respect to access to data in certain of these areas, and made other process changes in certain of these areas; and

•
We have enhanced our production processes including the implementation of various additional controls and procedures intended to better assure us that the information with respect to the status of projects and orders is accurate and that projects and orders are deemed complete in accordance with our revenue recognition policies.

As of January 31, 2008, we had completed the execution of our remediation plan, evaluated and tested the effectiveness of the controls as of January 31, 2008, and determined that the material weakness described above had been remediated.  However, as noted elsewhere herein including in Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Report on Form 10-K, there are inherent limitations in all internal control systems, and no evaluation can provide absolute assurances that misstatements due to error or fraud will not occur.

In addition to the above changes to its internal controls, the Company has also enhanced its processes and procedures with respect to the payment of sales commissions to outside parties as a result of the discovery of irregularities in commission payments that came to light in the course of the investigation of the revenue recognition errors.  The Company believes that these commission payment irregularities on their own did not result in financial statement errors.

As described above, there were changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information:

None.

Index

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Shareholders.

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

Our Board of Directors has adopted charters for the three standing committees of the Board, those being the Audit, Compensation and Management Development, and Corporate Governance and Nominating Committees.  You can find these documents on our website by going to the following address: www.met-pro.com, under the “Investor Relations – Corporate Governance” captions.

You may obtain a printed copy of any of the foregoing materials by writing to: Corporate Secretary, Met-Pro Corporation, 160 Cassell Road, Harleysville, PA 19438.

The information required by this Item (except for the information set forth on page 7 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2008 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2008 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Management Development Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

               The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2008 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2008 Annual Meeting of Shareholders, including the information set forth under the captions “Election of   Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Index

PART IV

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2008 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

Item 15.  Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements and Schedules:

	(1)	Financial Statements and Schedules:

Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data that appears on page 28 of this report.

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

(10)(ab)	The 2005 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 9, 2005.*

(10)(ac)	Third Amendment to the Company’s Salaried Pension Plan dated as of August 31, 2005, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 13, 2007. *

(10)(ad)	Fourth Amendment to the Company’s Salaried Pension Plan dated as of April 5, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 13, 2007. *

Index

Exhibit No.	Description

(10)(ae)	Fifth Amendment to the Company’s Salaried Pension Plan dated as of October 18, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 13, 2007. *

(10)(af)	Standard form for the Company’s Non-Employee Director Stock Option Agreement dated as of December 10, 2007. **

(10)(ag)	Standard form for the Company’s Incentive Stock Option Agreement dated as of December 10, 2007. **

(10)(ah)	Non-Qualified Defined Contribution Supplemental Executive Retirement Plan Agreement dated as of May 1, 2008. **

(10)(ai)	Amended and Restated Key Severance Agreement for the Chief Executive Officer dated as of April 3, 2008. **

(10)(aj)	Amended and Restated Key Severance Agreement for the Chief Financial Officer dated as of April 3, 2008. **

(11)	Statement Re-computation of Per Share Earnings. See page 32 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2008:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
Subsidiary of Met-Pro Corporation

Flex-Kleen Canada, Inc.	Ontario, Canada	Flex-Kleen Canada, Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions Inc.	Delaware	Pristine Water Solutions Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.	China	a wholly-owned subsidiary of Met-Pro (Hong Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

(23)	Consent of Independent Registered Public Accounting Firm **

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

Index

Exhibit No.	Description

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

MET-PRO CORPORATION

April 11, 2008	By: /s/ Raymond J. De Hont
Date	Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	April 11, 2008
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	April 11, 2008
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	April 11, 2008
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	April 11, 2008
George H. Glatfelter II

/s/ Alan Lawley	Director	April 11, 2008
Alan Lawley

/s/ Michael J. Morris	Director	April 11, 2008
Michael J. Morris

/s/ Constantine N. Papadakis	Director	April 11, 2008
Constantine N. Papadakis