Form 10-Q
period 2008-06-03
MET PRO CORP
filed 2008-06-03
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ] Smaller reporting company [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [ X ]

As of April 30, 2008 the Registrant had 15,038,900 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2008	2008
Current assets
Cash and cash equivalents	$25,060,498	$21,906,877
Marketable securities	19,824	20,369
Accounts receivable, net of allowance for doubtful
accounts of approximately $163,000 and
$152,000, respectively	19,071,332	23,013,988
Inventories	21,915,950	21,258,227
Prepaid expenses, deposits and other current assets	1,814,054	1,895,679
Total current assets	67,881,658	68,095,140
Property, plant and equipment, net	20,364,034	20,233,827
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	274,924	283,023
Total assets	$109,319,529	$109,410,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,758,442	$2,028,482
Accounts payable	6,048,064	7,512,874
Accrued salaries, wages and expenses	5,870,860	6,023,857
Dividend payable	827,140	827,147
Customers' advances	585,952	260,698
Deferred income taxes	197,743	197,743
Total current liabilities	15,288,201	16,850,801
Long-term debt	3,996,479	4,075,682
Other non-current liabilities	2,124,237	2,109,250
Deferred income taxes	3,149,259	3,132,002
Total liabilities	24,558,176	26,167,735

Shareholders' equity
Common shares, $.10 par value; 18,000,000 shares
authorized, 15,928,679 and 15,928,810 shares issued,
respectively, of which 889,780 shares were reacquired
and held in treasury at both dates	1,592,868	1,592,881
Additional paid-in capital	2,005,719	1,897,655
Retained earnings	84,373,581	83,267,096
Accumulated other comprehensive income	1,644,076	1,340,427
Treasury shares, at cost	(4,854,891)	(4,854,891)
Total shareholders' equity	84,761,353	83,243,168
Total liabilities and shareholders' equity	$109,319,529	$109,410,903
See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

Three Months Ended April 30,

2008	2007

Net sales	$22,656,474	$21,373,563
Cost of goods sold	15,064,250	14,215,058
Gross profit	7,592,224	7,158,505

Operating expenses (income)
Selling	2,252,076	2,544,181
General and administrative	2,643,919	2,483,853
Gain on sale of building	-	(3,513,940)
	4,895,995	1,514,094
Income from operations	2,696,229	5,644,411

Interest expense	(65,061)	(80,152)
Other income, net	175,815	217,306
Income before taxes	2,806,983	5,781,565

Provision for taxes	881,338	2,059,814
Net income	$1,925,645	$3,721,751
Earnings per share, basic (1)	$.13	$.25

Earnings per share, diluted (2)	$.13	$.24

Cash dividend per share – declared (3)	$.0550	$.0506

Cash dividend per share – paid (3)	$.0550	$.0506

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 15,038,900 and 14,960,769 for the three-month periods ended April 30, 2008 and 2007, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 15,313,389 and 15,291,689 for the three-month periods ended April 30, 2008 and 2007.

(3)
The Board of Directors declared quarterly dividends of $.0550 per share payable on March 11, 2008 and June 12, 2008 to shareholders of record as of February 26, 2008 and May 29, 2008, respectively.  Quarterly dividends of $.0506 per share were paid on March 14, 2007 and June 12, 2007 to shareholders of record as of February 28, 2007 and, May 29, 2007, respectively.

See accompanying notes to consolidated financial statements.

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168

Comprehensive income:
Net income	-	-	1,925,645	-	-
Pension measurement	-	-	7,970	-	-
Foreign currency translation
adjustment	-	-	-	282,487	-
Interest rate swap,
net of tax of ($12,630)	-	-	-	21,505	-
Securities available for sale,
net of tax of $202	-	-	-	(343)	-
Total comprehensive income						2,237,264

Dividends declared, $.0550 per
share	-	-	(827,130)	-	-	(827,130)
Stock-based compensation	-	108,051	-	-	-	108,051
Stock option transactions	(13)	13	-	-	-	-
Balances, April 30, 2008	$1,592,868	$2,005,719	$84,373,581	$1,644,076	($4,854,891)	$84,761,353

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,657,888	($33,471)	($11,506,654)	$72,313,132

Comprehensive income:
Net income	-	-	3,721,751	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation
adjustment	-	-	-	234,333	-
Interest rate swap,
net of tax of ($14,799)	-	-	-	25,198	-
Securities available for sale,
net of tax of ($1,409)	-	-	-	2,398	-
Total comprehensive income						3,858,680

Dividends declared, $.0506 per
share	-	-	(757,750)	-	-	(757,750)
Stock-based compensation	-	127,527	-	-	-	127,527
Stock option transactions	-	1,640	-	-	37,597	39,237
Balances, April 30, 2007	$1,284,661	$8,039,875	$77,496,889	$228,458	($11,469,057)	$75,580,826

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended
April 30,
2008	2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$1,925,645	$3,721,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473,225	417,784
Deferred income taxes	4,686	904,929
(Gain) loss on sale of property and equipment, net	2,611	(3,513,998)
Stock-based compensation	108,051	127,527
Allowance for doubtful accounts	11,186	23,302
(Increase) decrease in operating assets:
Accounts receivable	4,092,724	1,938,770
Inventories	(531,236)	(1,739,073)
Prepaid expenses, deposits and other current assets	98,085	(296,451)
Other assets	615	(1,935)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,749,774)	580,832
Customers’ advances	324,179	1,958,922
Other non-current liabilities	14,986	40,581
Net cash provided by operating activities	4,774,983	4,162,941

Cash flows from investing activities
Proceeds from sale of property and equipment	-	4,342,598
Acquisitions of property and equipment	(404,379)	(354,559)
Net cash provided by (used in) investing activities	(404,379)	3,988,039

Cash flows from financing activities
Reduction of debt	(366,906)	(367,235)
Exercise of stock options	-	39,238
Payment of dividends	(827,136)	(757,390)
Net cash used in financing activities	(1,194,042)	(1,085,387)
Effect of exchange rate changes on cash	(22,941)	(33,583)

Net increase in cash and cash equivalents	3,153,621	7,032,010

Cash and cash equivalents at February 1	21,906,877	17,322,194
Cash and cash equivalents at April 30	$25,060,498	$24,354,204
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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.

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

In October 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 effective February 1, 2007.  See Note 8 on page 10 for further information.

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

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company beginning February 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

Reclassifications:

The Company reclassified freight out, and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  The effect of the reclassification of the freight out and representative and distributor commissions will be to increase net sales, gross profit and selling expense in the consolidated statement of operations, consolidated business segment data and related footnotes. These reclassifications had no effect upon the Company’s consolidated balance sheet as of January 31, 2008, consolidated statement of shareholders’ equity or consolidated statement of cash flows for the three-month period ended April 30, 2007.

The following table displays the effect of the reclassification of freight out, and representative and distributor commissions on net sales, cost of goods sold, and selling expenses in the Company’s consolidated statement of operations for the three-month period ended April 30, 2007:

April 30,
2007
Net sales as previously reported	$20,816,113
Reclassification of freight out, and representative and distributor
commissions previously netted against sales	557,450
Net sales, as reported	$21,373,563

Cost of goods sold as previously reported	$14,131,912
Reclassification of freight out previously netted against sales	83,146
Cost of goods sold, as reported	$14,215,058

Selling expenses as previously reported	$2,069,877
Reclassification of representative and distributor commissions
previously netted against sales	474,304
Selling expenses, as reported	$2,544,181

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries, Mefiag B.V., Flex-Kleen Canada Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., and Met-Pro (Hong Kong) Limited Company. Significant intercompany accounts and transactions have been eliminated.

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2008 and the results of operations, changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2008 and 2007. The results of operations for the three-month periods ended April 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options:

On December 10, 2007 and December 15, 2006, the Company granted stock options of 215,800 and 238,667, respectively, to employees and directors, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from the grant date, respectively.  In the event of a “change of control”, any unvested portion of the option shall become immediately exercisable. The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions. The fair value of each option is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures.  The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted during the fiscal year ended January 31, 2008 and 2007 were $3.06 and $3.02 per option, respectively. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Three Months Ended
	April 30,
	2008	2007
Expected term (years)	5.0	5.0
Risk-free interest rate	3.53% - 4.50%	4.50% - 4.58%
Expected volatility	29%	29% - 30%
Dividend yield	1.86% - 1.88%	1.86% - 3.39%

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

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the three-month period ended April 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2008	1,338,281	$8.5972	7.14
Granted	-	-
Forfeited	53,070	$9.3388
Expired	-	-
Exercised	-	-
Outstanding at April 30, 2008	1,285,211	$8.5666	6.75	$3,594,628

Exercisable at April 30, 2008	936,686	$7.5123	6.75	$3,538,519

There were no options exercised during the three-month period ended April 30, 2008, however during the three-month period ended April 30, 2007 the aggregate intrinsic value of options exercised was $44,597.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of April 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	43,974	1.67	$4.1648	43,974	$4.1648
$5.00 – 5.49	79,177	2.83	5.1047	79,177	5.1047
$5.50 – 6.99	238,403	4.40	5.5301	238,403	5.5301
$7.00 – 8.99	176,901	6.82	7.4110	176,901	7.4110
$9.00 – 9.99	326,684	6.89	9.3065	326,684	9.3065
$10.00 – 10.99	214,672	8.63	10.8975	71,547	10.8925
$11.00 – 11.99	205,400	9.62	11.7500	-	-
	1,285,211	6.75	$8.5666	936,686	$7.5123

As of April 30, 2008, there was $962,662 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 5 – MARKETABLE SECURITIES

At April 30, 2008 the Company's marketable securities had a fair market value of $19,824 (cost of $21,820).  The marketable securities are composed of 557 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	April 30, 2008	January 31, 2008
Raw materials	$15,761,136	$15,817,283
Work in progress	3,344,151	2,384,413
Finished goods	2,810,663	3,056,531
	$21,915,950	$21,258,227

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2008	2007
Cash paid during the period for:
Interest	$73,370	$88,237
Income taxes	417,266	376,903

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

As of the fiscal year ended January 31, 2008, the Company had an unrecognized tax benefit of $179,000 to account for new federal and state tax matters in the United States of which approximately $26,000 was accrued for the payment of interest and penalties through January 31, 2008.  As of April 30, 2008 the Company re-evaluated its position with regards to the current federal and state tax matters in the United States and decreased the unrecognized tax benefits by $59,000 as a result of changes in tax positions with relevant tax authorities.  The Company maintains an accrual of approximately $17,000 for the payment of interest and penalties through April 30, 2008, which is included in the $120,000 unrecognized tax benefit amount.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2008
Balance at February 1, 2008	$179,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(59,000)
Increases in tax positions for current year	-
Balance at April 30, 2008	$120,000

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 - DEBT
The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $4,468,450 which can be used for working capital.  As of April 30, 2008, the Company’s Mefiag B.V. subsidiary had borrowed $468,450 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	April 30,	January 31,
	2008	2008

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of 3.08%
at April 30, 2008), maturing April, 2021, collateralized
by the Telford, PA building	$3,039,944	$3,098,404

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of 3.99%
at April 30, 2008), maturing October, 2008	900,000	1,200,000

Note payable, bank, payable in quarterly installments of
$39,038 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	1,210,162	1,189,280

Line of credit, $468,450 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 5.09% at
April 30, 2008)	468,450	445,980

	5,618,556	5,933,664
Less current portion	1,758,442	2,028,482
	3,860,114	3,905,182
Fair market value of interest rate swap liability	136,365	170,500
Long-term portion	$3,996,479	$4,075,682

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of April 30, 2008.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $85,910 (net of tax) as of April 30, 2008 and a decrease in equity of $107,415 (net of tax) as of January 31, 2008.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $606,027 as of April 30, 2008, which expire during the fiscal years ending January 31, 2009 and 2010 in the amounts of $207,000 and $399,027, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2009	$1,758,442
2010	389,992
2011	389,992
2012	389,992
2013	389,992
Thereafter	2,300,146
$5,618,556

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following:

	April 30,	January 31,
	2008	2008
Interest rate swap, net of tax	($85,910)	($107,415)
Unrealized loss on securities available-for sale, net of tax	(1,257)	(914)
Foreign currency translation adjustment	1,734,629	1,452,142
Minimum pension liability adjustment, net of tax	(3,386)	(3,386)
	$1,644,076	$1,340,427

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Three Months Ended April 30,
	2008	2007
Interest income	$151,506	$222,359
Other miscellaneous income (expense)	24,309	(5,053)
	$175,815	$217,306

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering eligible employees in the United States.  In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees effective on December 31, 2006. The net periodic pension income and cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic pension income and cost:

	Three Months Ended April 30,
	2008	2007
Service cost	$34,187	$37,064
Interest cost	271,591	260,041
Expected return on plan assets	(330,793)	(314,875)
Amortization of transition asset	(94)	(371)
Amortization of prior service cost	9,046	8,695
Recognized net actuarial loss	3,342	10,184
Net periodic benefit (income) cost	($12,721)	$738

The Company contributed $26,311 to the pension plans during the three-month period ended April 30, 2008 and expects to make an additional contribution of $578,933 during the nine-month period ended January 31, 2009.

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2008, the Company identified six operating segments and aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Technologies and Fluid Handling Technologies and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment was comprised of four operating segments that did not meet the criteria for aggregation outlined in SFAS No. 131. The Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal year ended January 31, 2008, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue is included in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under SFAS No. 131.

On a quarterly basis, the Company analyzes the segmentation aggregation criteria as outlined in SFAS No. 131.  For the quarter ended April 30, 2008, the total consolidated revenue of the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments was less than 75% of the Company’s total consolidated revenue.  Also, for the quarter ended April 30, 2008, the Mefiag operating segment, previously included in the aggregated Filtration/Purification Technologies segment, met the quantitative threshold of reported revenue being 10% or more of the total consolidated revenue of the Company.  As a result of meeting the quantitative revenue thresholds, SFAS No. 131 requires that operating segments contained in the Filtration/Purification Technologies segment be listed as a reportable segment and therefore separately disclosed.  This change in segment reporting results in the Company identifying three reportable segments, Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment, Filtration/Purification Technologies.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

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

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTES

Mefiag Filtration Technologies:  This reportable segment consists of one operating segment that produces filter systems using horizontal disc technology for tough, corrosive applications in the plating, metal finishing and printing industries.  These products are sold worldwide through Company sales personnel and a network of distributors.  This reporting segment is comprised of the Mefiag USA, Mefiag B.V. and Mefiag (Guangzhou) Filter Systems Ltd. business units.

Filtration/Purification Technologies: This other segment consists of two operating segments that produce the following products: proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems; cartridges and filter housings; and filtration products for difficult industrial air and liquid applications.  This other segment is comprised of the Keystone Filter and Pristine Water Solutions operating segments.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on many factors including sales, sales trends, margins and operating performance.

No significant intercompany revenue is realized in these reporting segments. Interest income and expense are not included in the measure of segment profit reviewed by management. Income taxes are also not included in the measure of segment operating profit reviewed by management.

The financial segmentation information, adjusted as a result of the SFAS No. 131 aggregation criteria, is shown below:

Three Months Ended April 30,
2008	2007

Net sales
Product recovery/pollution control technologies	$9,504,792	$9,874,988
Fluid handling technologies	6,988,583	6,093,669
Mefiag filtration technologies	3,255,155	2,879,656
Filtration/purification technologies	2,907,944	2,525,250
	$22,656,474	$21,373,563

Income from operations
Product recovery/pollution control technologies	$892,251	$677,734
Fluid handling technologies	1,379,954	1,163,314
Mefiag filtration technologies	159,128	179,433
Filtration/purification technologies	264,896	109,990
	2,696,229	2,130,471
Gain on sale of building	-	3,513,940
	$2,696,229	$5,644,411

	April 30,	January 31,
	2008	2008
Identifiable assets
Product recovery/pollution control technologies	$39,287,596	$40,509,227
Fluid handling technologies	23,203,106	22,401,768
Mefiag filtration technologies	13,587,298	12,810,694
Filtration/purification technologies	9,187,624	8,877,725
	85,265,624	84,599,414
Corporate	24,053,905	24,811,489
	$109,319,529	$109,410,903

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, prior to the adjustment made as a result of the SFAS No. 131 aggregation criteria, is shown below:

Three Months Ended April 30,
2008	2007
Net sales
Product recovery/pollution control technologies	$9,504,792	$9,874,988
Fluid handling technologies	6,988,583	6,093,669
Filtration/purification technologies	6,163,099	5,404,906
	$22,656,474	$21,373,563

Income from operations
Product recovery/pollution control technologies	$892,251	$677,734
Fluid handling technologies	1,379,954	1,163,314
Filtration/purification technologies	424,024	289,423
	2,696,229	2,130,471
Gain on sale of building	-	3,513,940
	$2,696,229	$5,644,411

April 30,	January 31,
2008	2008
Identifiable assets
Product recovery/pollution control technologies	$39,287,596	$40,509,227
Fluid handling technologies	23,203,106	22,401,768
Filtration/purification technologies	22,774,922	21,688,419
	85,265,624	84,599,414
Corporate	24,053,905	24,811,489
	$109,319,529	$109,410,903

NOTE 14 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three-month periods ended April 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company, P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 19, 2008

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended April 30,

	2008		2007

Net sales	100.0%		100.0%
Cost of goods sold	66.5%		66.5%
Gross profit	33.5%		33.5%

Selling expenses	9.9%		11.9%
General and administrative expenses	11.7%		11.6%
Gain on sale of building	-		(16.4%	)
Income from operations	11.9%		26.4%

Interest expense	(.3%	)	(.4%	)
Other income, net	0.8%		1.0%
Income before taxes	12.4%		27.0%

Provision for taxes	3.9%		9.6%
Net income	8.5%		17.4%

Three Months Ended April 30, 2008 vs. Three Months Ended April 30, 2007:

Net sales for the three-month period ended April 30, 2008 were $22,656,474 compared with $21,373,563 for the three-month period ended April 30, 2007, an increase of $1,282,911 or 6.0%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $9,504,792, or $370,196 lower than the $9,874,988 of sales for the three-month period ended April 30, 2007, a decrease of 3.7%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to last minute customer changes, which delayed the shipment of two large orders for our air pollution control systems.  Sales in the Fluid Handling Technologies reporting segment totaled $6,988,583, or $894,914 higher than the $6,093,669 of sales for the three-month period ended April 30, 2007, an increase of 14.7%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to increased demand for our centrifugal pumps that handle a broad range of industrial applications.  Sales in the Mefiag Filtration Technologies reporting segment were $3,255,155, or $375,499 higher than the $2,879,656 of sales for the three-month period ended April 30, 2007, an increase of 13.0%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to increased demand for our horizontal disc filter systems in the European market.  Sales in the Filtration/Purification Technologies segment were $2,907,944, or $382,694 higher than the $2,525,250 of sales for the three-month period ended April 30, 2007, an increase of 15.2%.  This increase was due primarily to increased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications.

The Company’s backlog of orders totaled $22,803,686 and $33,195,804 as of April 30, 2008 and 2007, respectively.  The Company expects that substantially all of the backlog that existed as of April 30, 2008 will be shipped during the current fiscal year.  The amount of backlog that exists at any given point in time may not be a reliable indicator of future sales or profitability, for a number of reasons.  These reasons include, without limitation, that the rate of bookings of new orders will vary from period to period; product mix; and also that there is considerable variability in order size and project completion time periods, with some large projects remaining in backlog over a number of quarters, but also with some large projects being booked and shipped in the same quarter as a result of improved project execution and shorter lead times, such that these projects do not appear in quarterly backlog figures.

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income from operations for the three-month period ended April 30, 2008 was $2,696,229 compared with $5,644,411 for the three-month period ended April 30, 2007, a decrease of $2,948,182.  The decrease in income from operations was due to the $3,513,940 gain recognized during the first quarter ended April 30, 2007 from the sale of the Company’s property in Hauppauge, Long Island, New York.  Excluding the gain on the sale of this New York property, income from operations for the three-month period ended April 30, 2008 was $565,758 higher than the income from operations for the three-month period ended April 30, 2007 of $2,130,471, an increase of 26.6%.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $892,251, or $214,517 higher than the $677,734 for the three-month period ended April 30, 2007, an increase of 31.7%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to higher gross margins for our chemical odor control systems and particulate collection equipment, partially offset by lower sales due to last minute customer changes, which delayed the shipment of two large air pollution control systems.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,379,954, or $216,640 higher than the $1,163,314 for the three-month period ended April 30, 2007, an increase of 18.6%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased net sales and higher gross margins for our centrifugal pumps that handle a broad range of industrial applications.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $159,128, or $20,305 lower than the $179,433 for the three-month period ended April 30, 2007, a decrease of 11.3%.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to product mix and slightly lower gross margins for the three-month period ended April 30, 2008.

Income from operations in the Filtration/Purification Technologies segment was $264,896 or $154,906 higher than the $109,990 for the three-month period ended April 30, 2007, an increase of 140.8%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased net sales and higher gross margins for our filters, cartridges, filter housings and filtration products for difficult industrial air and liquid applications and higher sales for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Net income for the three-month period ended April 30, 2008 was $1,925,645 compared with $3,721,751 for the three-month period ended April 30, 2007, a decrease of $1,796,106.  This decrease in net income was related to the gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782.  Excluding the gain on the sale of this New York property, net income for the three-month period ended April 30, 2008 was $417,676 higher than the net income for the three-month period ended April 30, 2007 of $1,507,969, an increase of 27.7%.

The gross margin for the three-month periods ended April 30, 2008 and April 30, 2007 was 33.5%.  Gross margins in our Fluid Handling Technologies reporting segment were higher than the same period last year, partially offset by slightly lower gross margins in the Product Recovery/Pollution Control Technologies reporting segment and the Mefiag Filtration Technologies reporting segment as compared with April 30, 2007.

Selling expense was $2,252,076 for the three-month period ended April 30, 2008, a decrease of $292,105 compared with the first quarter of last year.  This decrease was primarily due to lower representative and distributor commission expense.  Selling expense as a percentage of net sales was 9.9% for the three-month period ended April 30, 2008 compared with 11.9% for the same period last year.

General and administrative expense was $2,643,919 for the three-month period ended April 30, 2008 compared with $2,483,853 for the same period last year, an increase of $160,066.  This slight increase was primarily related to higher legal expenses.  General and administrative expense as a percentage of net sales was 11.7% for the three-month period ended April 30, 2008, compared with 11.6% for the same period last year.

Interest expense was $65,061 for the three-month period ended April 30, 2008, compared with $80,152 for the same period in the prior year, a decrease of $15,091.  This decrease was due principally to a reduction in long-term debt.

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Other income, net, was $175,815 for the three-month period ended April 30, 2008 compared with $217,306 for the same period in the prior year, a decrease of $41,491.  This decrease in other income, net, consisted primarily of interest income, which was affected by a decrease in the interest rate, partially offset by an increase in the cash on hand.

The effective tax rates for the three-month periods ended April 30, 2008 and 2007 were 31.4% and 35.6%, respectively.  The effective tax rate of 31.4% for the three-month period ended April 30, 2008 is a result of a 33.5% effective tax rate for normal operations, offset by an adjustment of 2.1% due to a reevaluation of the Company’s FIN No. 48 accrual.  The change in the effective tax rate between the three-month periods ended April 30, 2008 and 2007 was due primarily to (i) the additional tax expense related to the gain on the sale of the Company’s building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 2.0% in the three-month period ended April 30, 2007 and (ii) the reduction in the FIN No. 48 accrual in the three-month period ended April 30, 2008.

On August 2, 2007, the Company expended $3,157,113 to purchase a 45,000 sq. ft. facility in suburban Chicago, Illinois to consolidate the operations of its Flex-Kleen business unit which leased office space in the Chicago area and warehouse facilities in North Carolina.  The purchase was structured as part of an IRS Section 1031 tax-free exchange, in connection with the sale of the New York property.  As a result, the Company recorded a deferred income tax liability in the first quarter ended April 30, 2007, to record the income tax on the gain related to $3,157,113 of the $4,326,696 net sales price of the New York property.

Liquidity:

The Company’s cash and cash equivalents were $25,060,498 on April 30, 2008 compared with $21,906,877 on January 31, 2008, an increase of $3,153,621.  This increase is the net result of the positive cash flows provided by operating activities of $4,774,983, offset by payment of the quarterly cash dividends amounting to $827,136, payments on long-term debt totaling $366,906, and the investment in property and equipment amounting to $404,379.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $19,071,332 on April 30, 2008 compared with $23,013,988 on January 31, 2008, which represents a decrease of $3,942,656.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $21,915,950 on April 30, 2008 compared with $21,258,227 on January 31, 2008, an increase of $657,723.   This increase is primarily attributable to inventory purchased during the three-month period ended April 30, 2008 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $15,288,201 on April 30, 2008, compared with $16,850,801 on January 31, 2008, a decrease of $1,562,600.  This reduction is due to decreases in accounts payable, the current portion of long-term debt and accrued salaries, wages and expenses, offset by an increase in customers’ advances.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $4,468,450, all of which are available for working capital purposes, except for $468,450 outstanding as of April 30, 2008 borrowed by the Company’s Mefiag B.V. subsidiary in the fiscal year 2006 to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of April 30, 2008 and January 31, 2008, working capital was $52,593,457 and $51,244,339, respectively, and the current ratio was 4.4 and 4.0, respectively.

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2008 amounted to $4,774,983 compared with $4,162,941 in the three-month period ended April 30, 2007, an increase of $612,042.  This increase in cash flows from operating activities was due principally to decreases in accounts receivable, prepaid expenses, deposits and other current assets, offset by decreases in accounts payable and accrued expenses and inventory.

Cash flows used in investing activities during the three-month period ended April 30, 2008 amounted to $404,379 compared with cash flows provided by investing activities of $3,988,039 for the three-month period ended April 30, 2007, a decrease of $4,392,418.  The decrease in cash from investing activities is principally due to the sale of the New York property amounting to $4,326,696 which occurred during the prior fiscal first quarter.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 30, 2008 utilized $1,194,042 of available resources, compared with $1,085,387 provided during the three-month period ended April 30, 2007.  The 2008 activity is the result of the payments of the quarterly cash dividends amounting to $827,136 and the reduction of long-term debt totaling $366,906.

The Board of Directors declared quarterly dividends of $.0550 payable on March 11, 2008 and June 12, 2008 to shareholders of record as of February 26, 2008 and May 29, 2008, respectively.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2008, 2007 and 2006.  During the fiscal year ended January 31, 2008, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the fiscal year ended January 31, 2008, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model.  For the three-month period ended April 30, 2008, the annualized projection for net sales and operating profit for our Flex-Kleen business unit currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2009, but this projection is a forward-looking statement where the actual results may not be as we presently project;

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

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  During the fiscal year January 31, 2008, we restated our financial statements for the fiscal quarters ended October 31, 2006 through October 31, 2007 as well as for the fiscal year ended January 31, 2007 as a result of revenue recognition errors and other financial statement errors that we made due to material weaknesses in internal control over financial reporting that was exploited by an employee who sought to circumvent our internal controls and other policies and procedures.  Although we have instituted new controls and procedures intended to improve our control over revenue recognition and believe that our internal control over financial reporting as of April 30, 2008 is effective, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2008.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 for additional information.

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

Accordingly, as of April 30, 2008 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through April 30, 2008 to settle these cases was $355,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $24,000. As of April 30, 2008, there were a total of 45 cases pending against the Company, as compared with 38 cases that were pending as of January 31, 2008. For the three-month period ended April 30, 2008, seven new cases were filed against the Company and there were no dismissals or settlements.  Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008 as filed with the Securities and Exchange Commission on April 11, 2008, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report which we incorporate herein by reference.

MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2008:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-29, 2008	0	$ -	0	310,019
March 1-31, 2008	0	-	0	310,019
April 1-30, 2008	0	-	0	310,019
Total	0	$ -	0	310,019

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 711,111 shares.  The program has no fixed expiration date.

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

Met-Pro Corporation
(Registrant)

June 3, 2008	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

June 3, 2008	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director