Form 10-Q
period 2008-07-31
MET PRO CORP
filed 2008-09-04
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2008

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

As of July 31, 2008 the Registrant had 15,070,553 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2008	2008
Current assets
Cash and cash equivalents	$22,664,400	$21,906,877
Marketable securities	18,776	20,369
Accounts receivable, net of allowance for doubtful
accounts of approximately $171,000 and
$152,000, respectively	22,672,710	23,013,988
Inventories	21,208,720	21,258,227
Prepaid expenses, deposits and other current assets	1,163,900	1,895,679
Total current assets	67,728,506	68,095,140

Property, plant and equipment, net	20,442,890	20,233,827
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	467,205	283,023
Total assets	$109,437,514	$109,410,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,457,802	$2,028,482
Accounts payable	5,811,208	7,512,874
Accrued salaries, wages and expenses	5,015,392	6,023,857
Dividend payable	827,140	827,147
Customers' advances	801,868	260,698
Deferred income taxes	200,517	197,743
Total current liabilities	14,113,927	16,850,801

Long-term debt	3,846,646	4,075,682
Other non-current liabilities	1,651,123	2,109,250
Deferred income taxes	3,165,193	3,132,002
Total liabilities	22,776,889	26,167,735

Shareholders' equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 and 15,928,810 shares issued,
respectively, of which 858,126 and 889,780 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,881
Additional paid-in capital	2,205,575	1,897,655
Retained earnings	86,249,401	83,267,096
Accumulated other comprehensive income	1,643,296	1,340,427
Treasury shares, at cost	(5,030,515)	(4,854,891)
Total shareholders' equity	86,660,625	83,243,168
Total liabilities and shareholders' equity	$109,437,514	$109,410,903
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007

Net sales	$50,802,192	$47,475,840	$28,145,718	$26,102,277
Cost of goods sold	33,576,920	31,382,285	18,512,670	17,167,227
Gross profit	17,225,272	16,093,555	9,633,048	8,935,050

Operating expenses (income)
Selling	4,972,595	5,866,216	2,720,519	3,322,035
General and administrative	5,551,257	5,407,261	2,907,338	2,923,408
Gain on sale of building	-	(3,513,940)	-	-
	10,523,852	7,759,537	5,627,857	6,245,443
Income from operations	6,701,420	8,334,018	4,005,191	2,689,607

Interest expense	(128,766)	(170,698)	(63,705)	(90,546)
Other income, net	298,930	516,393	123,115	299,087
Income before taxes	6,871,584	8,679,713	4,064,601	2,898,148

Provision for taxes	2,242,978	3,030,694	1,361,640	970,880
Net income	$4,628,606	$5,649,019	$2,702,961	$1,927,268

Earnings per share, basic (1)	$.31	$.38	$.18	$.13
Earnings per share, diluted (2)	$.30	$.37	$.18	$.13
Cash dividend per share – declared (3)	$.1100	$.1012	$.0550	$.0506
Cash dividend per share – paid (3)	$.1100	$.1012	$.0550	$.0506

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 15,044,176 and 14,969,096 for the six-month periods ended July 31, 2008 and 2007, respectively, and 15,040,659 and 14,963,544 for the three-month periods ended July 31, 2008 and 2007, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 15,402,394 and 15,297,908 for the six-month periods ended July 31, 2008 and 2007, respectively, and 15,375,261 and 15,294,323 for the three-month periods ended July 31, 2008 and 2007, respectively.

(3)
The Board of Directors declared quarterly dividends of $.0550 per share payable on March 11, 2008, June 12, 2008, and September 10, 2008 to shareholders of record as of February 26, 2008, May 29, 2008, and August 27, 2008, respectively.  Quarterly dividends of $.0506 per share were paid on March 14, 2007, June 12, 2007 and September 10, 2007 to shareholders of record as of February 28, 2007, May 29, 2007, and August 27, 2007, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168

Comprehensive income:
Net income	-	-	4,628,606	-	-
Pension measurement	-	-	7,970	-	-
Foreign currency translation
adjustment	-	-	-	250,052	-
Interest rate swap,
net of tax of ($31,609)	-	-	-	53,820	-
Securities available for sale,
net of tax of $590	-	-	-	(1,003)	-
Total comprehensive income						4,939,445

Dividends paid, $.0550 per share	-	-	(827,131)	-	-	(827,131)
Dividends declared, $.0550 per
share	-	-	(827,140)	-	-	(827,140)
Stock-based compensation	-	216,102	-	-	-	216,102
Stock option transactions	-	91,805	-	-	376,631	468,436
Purchase of 37,327 treasury shares	-	-	-	-	(552,255)	(552,255)
Common share adjustment	(13)	13	-	-	-	-
Balances, July 31, 2008	$1,592,868	$2,205,575	$86,249,401	$1,643,296	($5,030,515)	$86,660,625

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,657,888	($33,471)	($11,506,654)	$72,313,132

Comprehensive income:
Net income	-	-	5,649,019	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation
adjustment	-	-	-	280,143	-
Interest rate swap,
net of tax of ($61,813)	-	-	-	105,249	-
Securities available for sale,
net of tax of $17	-	-	-	(30)	-
Total comprehensive income						5,909,381

Dividends paid $.0506 per share	-	-	(757,751)	-	-	(757,751)
Dividends declared, $.0506 per
share	-	-	(757,389)	-	-	(757,389)
Stock-based compensation	-	255,054	-	-	-	255,054
Stock option transactions	-	88,737	-	-	301,747	390,484
Balances, July 31, 2007	$1,284,661	$8,254,499	$78,666,767	$351,891	($11,204,907)	$77,352,911

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 31,
	2008	2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$4,628,606	$5,649,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	956,311	843,274
Deferred income taxes	4,075	899,167
(Gain) on sale of property and equipment, net	(7,389)	(3,516,683)
Stock-based compensation	216,102	255,054
Allowance for doubtful accounts	18,454	17,211
(Increase) decrease in operating assets:
Accounts receivable	479,529	3,409,747
Inventories	190,093	(4,562,546)
Prepaid expenses, deposits and other current assets	750,287	(481,406)
Other assets	(197,483)	(4,841)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,887,814)	1,651,487
Customers’ advances	539,328	1,351,575
Other non-current liabilities	(458,128)	28,770
Net cash provided by operating activities	4,231,971	5,539,828

Cash flows from investing activities
Proceeds from sale of property and equipment	10,000	4,345,282
Acquisitions of property and equipment	(962,458)	(864,953)
Net cash provided by (used in) investing activities	(952,458)	3,480,329

Cash flows from financing activities
Reduction of debt	(764,991)	(758,148)
Exercise of stock options	468,436	390,484
Payment of dividends	(1,654,277)	(1,514,780)
Acquisition of treasury stock	(552,255)	-
Net cash used in financing activities	(2,503,087)	(1,882,444)
Effect of exchange rate changes on cash	(18,903)	(33,091)

Net increase in cash and cash equivalents	757,523	7,104,622

Cash and cash equivalents at February 1	21,906,877	17,322,194
Cash and cash equivalents at July 31	$22,664,400	$24,426,816
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company believes that the adoption of SFAS No. 162 will not have an effect on the Company’s financial position, results of operations and cash flows.

Reclassifications:

The Company reclassified freight out and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  The effect of the reclassification of the freight out and representative and distributor commissions was to increase net sales, gross profit and selling expense in the consolidated statement of operations, consolidated business segment data and related footnotes. These reclassifications had no effect upon the Company’s consolidated balance sheet as of January 31, 2008, consolidated statement of shareholders’ equity or consolidated statement of cash flows for the six-month period ended July 31, 2007.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the effect of the reclassification of freight out and representative and distributor commissions on net sales, cost of goods sold, and selling expenses in the Company’s consolidated statement of operations for the six-month and three-month periods ended July 31, 2007:

Six Months Ended	Three Months Ended
July 31, 2007	July 31, 2007
Net sales as previously reported	$45,964,544	$25,148,431
Reclassification of freight out and representative and distributor
commissions previously netted against sales	1,511,296	953,846
Net sales, as reported	$47,475,840	$26,102,277

Cost of goods sold as previously reported	$31,147,427	$17,015,515
Reclassification of freight out previously netted against sales	234,858	151,712
Cost of goods sold, as reported	$31,382,285	$17,167,227

Selling expenses as previously reported	$4,589,778	$2,519,901
Reclassification of representative and distributor commissions
previously netted against sales	1,276,438	802,134
Selling expenses, as reported	$5,866,216	$3,322,035

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

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2008 and the results of operations for the six-month and three-month periods ended July 31, 2008 and 2007, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

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

The following table summarizes stock option transactions for the six-month period ended July 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2008	1,338,281	$8.5972	7.14
Granted	-	-
Forfeited	58,404	$9.4811
Expired	-	-
Exercised	68,980	$6.7909
Outstanding at July 31, 2008	1,210,897	$8.6574	6.61	$8,043,504

Exercisable at July 31, 2008	867,706	$7.5697	6.61	$6,707,628

The aggregate intrinsic value of options exercised during the six-month periods ended July 31, 2008 and 2007 was $552,123 and $279,725, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of July 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	34,018	1.42	$4.1645	34,018	$4.1645
$5.00 – 5.49	69,221	2.58	5.1047	69,221	5.1047
$5.50 – 6.99	221,335	4.16	5.5297	221,335	5.5297
$7.00 – 8.99	166,234	6.57	7.4110	166,234	7.4110
$9.00 – 9.99	308,017	6.65	9.3071	308,017	9.3071
$10.00 – 10.99	206,672	8.38	10.8975	68,881	10.8975
$11.00 – 11.99	205,400	9.37	11.7500	-	-
	1,210,897	6.61	$8.6574	867,706	$7.5697

As of July 31, 2008, there was $854,610 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 5 – MARKETABLE SECURITIES

At July 31, 2008 the Company's marketable securities had a fair market value of $18,776 (cost of $22,292).  The marketable securities are composed of 557 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	July 31,	January 31,
	2008	2008
Raw materials	$15,391,064	$15,817,283
Work in progress	3,081,863	2,384,413
Finished goods	2,735,793	3,056,531
	$21,208,720	$21,258,227

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended
	July 31,
	2008	2007
Cash paid during the period for:
Interest	$137,711	$173,826
Income taxes	2,399,858	2,722,978

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

As of the fiscal year ended January 31, 2008, the Company had an unrecognized tax benefit of $179,000 to account for new federal and state tax matters in the United States of which approximately $26,000 was accrued for the payment of interest and penalties through January 31, 2008.  As of July 31, 2008 the Company re-evaluated its position with regards to the current federal and state tax matters in the United States and decreased the unrecognized tax benefits by $59,000 as a result of changes in tax positions with relevant tax authorities.  The Company maintains an accrual of approximately $17,000 for the payment of interest and penalties through July 31, 2008, which is included in the $120,000 unrecognized tax benefit amount.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2008
Balance at February 1, 2008	$179,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(59,000)
Increases in tax positions for current year	-
Balance at July 31, 2008	$120,000

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2004.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $4,467,970 which can be used for working capital.  As of July 31, 2008, the Company’s Mefiag B.V. subsidiary had borrowed $467,970 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	July 31,	January 31,
	2008	2008

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of 2.74%
at July 31, 2008), maturing April, 2021, collateralized
by the Telford, PA building	$2,981,483	$3,098,404

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of 3.65%
at July 31, 2008), maturing October, 2008	600,000	1,200,000

Note payable, bank, payable in quarterly installments of
$38,998 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	1,169,925	1,189,280

Line of credit, $467,970 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 5.18% at
July 31, 2008)	467,970	445,980

	5,219,378	5,933,664
Less current portion	1,457,802	2,028,482
	3,761,576	3,905,182
Fair market value of interest rate swap liability	85,070	170,500
Long-term portion	$3,846,646	$4,075,682

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

The Company has two separate interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates.  Effective October 29, 1998, the Company entered into a ten-year interest rate swap agreement for a notional amount equal to the balance on the note payable maturing October 2008.  The Company swapped the ninety day LIBOR for a fixed rate of 5.23%.  As a result, the effective fixed interest rate is 5.98%.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  These interest rate swap agreements are accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of July 31, 2008.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $53,594 (net of tax) as of July 31, 2008 and a decrease in equity of $107,415 (net of tax) as of January 31, 2008.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our bank has issued and has outstanding standby letters of credit to customers totaling $399,027 as of July 31, 2008, which expire during the fiscal year ending January 31, 2010.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2009	$1,457,802
2010	389,832
2011	389,832
2012	389,832
2013	389,832
Thereafter	2,202,248
$5,219,378

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following:

	July 31,	January 31,
	2008	2008
Interest rate swap, net of tax	($53,594)	($107,415)
Unrealized loss on securities available-for sale, net of tax	(1,917)	(914)
Foreign currency translation adjustment	1,702,193	1,452,142
Minimum pension liability adjustment, net of tax	(3,386)	(3,386)
	$1,643,296	$1,340,427

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
Interest income	$256,205	$529,028	$104,699	$306,669
Other miscellaneous income (expense)	42,725	(12,635)	18,416	(7,582)
	$298,930	$516,393	$123,115	$299,087

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

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
Service cost	$68,374	$74,128	$34,187	$37,064
Interest cost	543,182	520,082	271,591	260,041
Expected return on plan assets	(661,586)	(629,750)	(330,793)	(314,875)
Amortization of transition asset	(188)	(742)	(94)	(371)
Amortization of prior service cost	18,092	17,390	9,046	8,695
Recognized net actuarial loss	6,684	20,368	3,342	10,184
Net periodic benefit (income) cost	($25,442)	$1,476	($12,721)	$738

The Company contributed $552,622 to the pension plans during the six-month period ended July 31, 2008 and expects to make an additional contribution of $252,622 during the six-month period ending January 31, 2009.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2008, the Company identified six operating segments and aggregated those segments into two reportable segments as follows: Product Recovery/Pollution Control Technologies and Fluid Handling Technologies and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment was comprised of four operating segments that did not meet the criteria for aggregation outlined in SFAS No. 131. The Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal year ended January 31, 2008, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under SFAS No. 131.

On a quarterly basis, the Company analyzes the segmentation aggregation criteria as outlined in SFAS No. 131. As of the first and second quarters of the fiscal year ending January 31, 2009, the Mefiag operating segment previously included in the aggregated Filtration/Purification Technologies segment met the quantitative threshold of reported revenue of 10% or more of the totaled consolidated revenue of the Company. As a result, SFAS No. 131 requires the Mefiag operating segment to be listed as a reportable segment and therefore separately disclosed. This change in segment reporting results in the Company identifying three reportable segments, Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment, Filtration/Purification Technologies.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTES

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

The financial segmentation information, adjusted as a result of the SFAS No. 131 aggregation criteria, is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
Net sales
Product Recovery/Pollution Control Technologies	$23,690,946	$22,821,736	$14,186,154	$12,946,748
Fluid Handling Technologies	14,856,920	13,511,192	7,868,337	7,417,523
Mefiag Filtration Technologies	6,305,172	5,667,785	3,050,017	2,788,129
Filtration/Purification Technologies	5,949,154	5,475,127	3,041,210	2,949,877
	$50,802,192	$47,475,840	$28,145,718	$26,102,277

Income from operations
Product Recovery/Pollution Control Technologies	$2,591,273	$1,456,152	$1,699,022	$778,418
Fluid Handling Technologies	3,236,972	2,732,614	1,857,018	1,569,300
Mefiag Filtration Technologies	337,902	314,423	178,774	134,990
Filtration/Purification Technologies	535,273	316,889	270,377	206,899
	6,701,420	4,820,078	4,005,191	2,689,607
Gain on sale of building	-	3,513,940	-	-
	$6,701,420	$8,334,018	$4,005,191	$2,689,607

	July 31,	January 31,
	2008	2008
Identifiable assets
Product Recovery/Pollution Control Technologies	$42,797,566	$40,509,227
Fluid Handling Technologies	21,839,723	22,401,768
Mefiag Filtration Technologies	13,243,005	12,810,694
Filtration/Purification Technologies	9,127,546	8,877,725
	87,007,840	84,599,414
Corporate	22,429,674	24,811,489
	$109,437,514	$109,410,903

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, prior to the adjustment made as a result of the SFAS No. 131 aggregation criteria, is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
Net sales
Product Recovery/Pollution Control Technologies	$23,690,946	$22,821,736	$14,186,154	$12,946,748
Fluid Handling Technologies	14,856,920	13,511,192	7,868,337	7,417,523
Filtration/Purification Technologies	12,254,326	11,142,912	6,091,227	5,738,006
	$50,802,192	$47,475,840	$28,145,718	$26,102,277

Income from operations
Product Recovery/Pollution Control Technologies	$2,591,273	$1,456,152	$1,699,022	$778,418
Fluid Handling Technologies	3,236,972	2,732,614	1,857,018	1,569,300
Filtration/Purification Technologies	873,175	631,312	449,151	341,889
	6,701,420	4,820,078	4,005,191	2,689,607
Gain on sale of building	-	3,513,940	-	-
	$6,701,420	$8,334,018	$4,005,191	$2,689,607

	July 31,	January 31,
	2008	2008
Identifiable assets
Product Recovery/Pollution Control Technologies	$42,797,566	$40,509,227
Fluid Handling Technologies	21,839,723	22,401,768
Filtration/Purification Technologies	22,370,551	21,688,419
	87,007,840	84,599,414
Corporate	22,429,674	24,811,489
	$109,437,514	$109,410,903

NOTE 14 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2008, and the related consolidated statements of operations for the six-month and three-month periods ended July 31, 2008 and 2007, and shareholders’ equity and cash flows for the six-month periods ended July 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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
August 19, 2008

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Six Months Ended				Three Months Ended
	July 31,				July 31,
	2008		2007		2008		2007

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	66.1%		66.1%		65.8%		65.8%
Gross profit	33.9%		33.9%		34.2%		34.2%

Selling expenses	9.8%		12.3%		9.7%		12.7%
General and administrative expenses	10.9%		11.4%		10.3%		11.2%
Gain on sale of building	-		(7.4%	)	-		-
Income from operations	13.2%		17.6%		14.2%		10.3%

Interest expense	(0.3%	)	(0.4%	)	(0.2%	)	(0.3%	)
Other income, net	0.6%		1.1%		0.4%		1.1%
Income before taxes	13.5%		18.3%		14.4%		11.1%

Provision for taxes	4.4%		6.4%		4.8%		3.7%
Net income	9.1%		11.9%		9.6%		7.4%

Six Months Ended July 31, 2008 vs. Six Months Ended July 31, 2007:

Net sales for the six-month period ended July 31, 2008 were $50,802,192 compared with $47,475,840 for the six-month period ended July 31, 2007, an increase of $3,326,352 or 7.0%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $23,690,946, or $869,210 higher than the $22,821,736 of sales for the six-month period ended July 31, 2007, an increase of 3.8%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to increased demand for our particulate collection equipment and laboratory fume hood exhaust systems.  Sales in the Fluid Handling Technologies reporting segment totaled $14,856,920, or $1,345,728 higher than the $13,511,192 of sales for the six-month period ended July 31, 2007, an increase of 10.0%.  The sales increase in the Fluid Handling Technologies reporting segment was due to increased demand for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.  Sales in the Mefiag Filtration Technologies reporting segment were $6,305,172, or $637,387 higher than the $5,667,785 of sales for the six-month period ended July 31, 2007, an increase of 11.2%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to increased demand for our horizontal disc filter systems.  Sales in the Filtration/Purification Technologies segment were $5,949,154, or $474,027 higher than the $5,475,127 of sales for the six-month period ended July 31, 2007, an increase of 8.7%.  This increase was due to increased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

The Company’s backlog of orders totaled $20,336,319 and $31,820,943 as of July 31, 2008 and 2007, respectively.  The Company expects that the majority of the backlog that existed as of July 31, 2008 will be shipped during the current fiscal year.  The amount of backlog that exists at any given point in time may not be a reliable indicator of future sales or profitability, for a number of reasons.  These reasons include, without limitation, that the rate of bookings of new orders will vary from period to period; product mix; and also that there is considerable variability in order size and project completion time periods, with some large projects remaining in backlog over a number of quarters, but also with some large projects being booked and shipped in the same quarter as a result of improved project execution and shorter lead times, such that these projects do not appear in quarterly backlog figures.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income from operations for the six-month period ended July 31, 2008 was $6,701,420 compared with $8,334,018 for the six-month period ended July 31, 2007, a decrease of $1,632,598.  The decrease in income from operations was due to the $3,513,940 gain recognized during the first quarter ended April 30, 2007 from the sale of the Company’s property in Hauppauge, Long Island, New York.  Excluding the gain on the sale of this New York property, income from operations for the six-month period ended July 31, 2008 was $1,881,342 higher than the income from operations for the six-month period ended July 31, 2007 of $4,820,078, an increase of 39.0%.  This increase in income from operations was due to higher sales combined with a decrease in selling expense, as a result of reduced expense for representative and distributor commissions.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $2,591,273, or $1,135,121 higher than the $1,456,152 for the six-month period ended July 31, 2007, an increase of 78.0%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to higher sales for our particulate collection equipment, chemical odor control and laboratory fume hood exhaust systems as well as a decrease in selling expense, as a result of reduced expense for representative and distributor commissions.

Income from operations in the Fluid Handling Technologies reporting segment totaled $3,236,972, or $504,358 higher than the $2,732,614 for the six-month period ended July 31, 2007, an increase of 18.5%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales and higher gross margins for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $337,902, or $23,479 higher than the $314,423 for the six-month period ended July 31, 2007, an increase of 7.5%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to higher sales for the six-month period ended July 31, 2008.

Income from operations in the Filtration/Purification Technologies segment was $535,273 or $218,384 higher than the $316,889 for the six-month period ended July 31, 2007, an increase of 68.9%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Net income for the six-month period ended July 31, 2008 was $4,628,606 compared with $5,649,019 for the six-month period ended July 31, 2007, a decrease of $1,020,413.  This decrease in net income was related to the gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782.  Excluding the gain on the sale of this New York property, net income for the six-month period ended July 31, 2008 was $1,193,369 higher than the net income for the six-month period ended July 31, 2007 of $3,435,237, an increase of 34.7%.

The gross margin for the six-month periods ended July 31, 2008 and July 31, 2007 was 33.9% for both periods.  Gross margins in our Fluid Handling Technologies reporting segment were higher than the same period last year, offset by lower gross margins in the Filtration/Purification Technologies segment as compared with the six-months ended July 31, 2007. Gross margins in the Product Recover/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments were about the same in the six-month periods ended July 31, 2008 and July 31, 2007.

Selling expense was $4,972,595 for the six-month period ended July 31, 2008, a decrease of $893,621 compared with the same period last year.  This decrease was primarily due to lower representative and distributor commission expense.  Selling expense as a percentage of net sales was 9.8% for the six-month period ended July 31, 2008 compared with 12.3% for the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $5,551,257 for the six-month period ended July 31, 2008 compared with $5,407,261 for the same period last year, an increase of $143,996.  This increase was primarily related to higher legal expenses.  General and administrative expense as a percentage of net sales was 10.9% for the six-month period ended July 31, 2008, compared with 11.4% for the same period last year.

Interest expense was $128,766 for the six-month period ended July 31, 2008, compared with $170,698 for the same period in the prior year, a decrease of $41,932.  This decrease was due principally to a reduction in long-term debt.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Other income, net, was $298,930 for the six-month period ended July 31, 2008 compared with $516,393 for the same period in the prior year, a decrease of $217,463.  This decrease in other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the six-month periods ended July 31, 2008 and 2007 were 32.6% and 34.9%, respectively.  The effective tax rate of 32.6% for the six-month period ended July 31, 2008 is a result of a 33.5% effective tax rate, offset by an adjustment of 0.9% due to a reevaluation of the Company’s FIN No. 48 accrual.  The change in the effective tax rate between the six-month periods ended July 31, 2008 and 2007 was due primarily to (i) the additional tax expense related to the gain on the sale of the Company’s building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 1.4% for the six-month period ended July 31, 2007 and (ii) the reduction in the FIN No. 48 accrual in the six-month period ended July 31, 2008.

Three Months Ended July 31, 2008 vs. Three Months Ended July 31, 2007:

Net sales for the three-month period ended July 31, 2008 were $28,145,718 compared with $26,102,277 for the three month-period ended July 31, 2007, an increase of $2,043,441 or 7.8%.  Sales in the Product Recovery/Pollution Control Technologies segment were $14,186,154 compared with $12,946,748 for the three-month period ended July 31, 2007, an increase of $1,239,406 or 9.6%.   The sales increase in the Product Recovery/Pollution Control Technologies segment was due primarily to increased demand for our particulate collection equipment and laboratory fume hood exhaust systems.  Sales in the Fluid Handling Technologies segment were $7,868,337 compared with $7,417,523 for the three-month period ended July 31, 2007, an increase of $450,814 or 6.1%.  The sales increase in the Fluid Handling Technologies segment was due to increased demand for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.  Sales in the Mefiag Filtration Technologies reporting segment were $3,050,017, or $261,888 higher than the $2,788,129 of sales for the three-month period ended July 31, 2007, an increase of 9.4%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to increased demand for our horizontal disc filter systems.  Sales in the Filtration/Purification Technologies segment were $3,041,210 compared with $2,949,877 for the three-month period ended July 31, 2007, an increase of $91,333 or 3.1%.  The sales increase in the Filtration/Purification Technologies segment was due to increased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Income from operations for the three-month period ended July 31, 2008 was $4,005,191 compared with $2,689,607 for the three-month period ended July 31, 2007, an increase of $1,315,584 or 48.9%. This increase in income from operations was due to higher sales combined with a decrease in selling expense, as a result of reduced expense for representative and distributor commissions.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,699,022, or $920,604 higher than the $778,418 for the three-month period ended July 31, 2007, an increase of 118.3%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to higher sales for our particulate collection equipment and laboratory fume hood exhaust systems, a decrease in selling expense as a result of reduced expense for representative and distributor commissions and higher gross margins for our chemical odor control systems.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,857,018, or $287,718 higher than the $1,569,300 for the three-month period ended July 31, 2007, an increase of 18.3%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales and higher gross margins for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $178,774, or $43,784 higher than the $134,990 for the three-month period ended July 31, 2007, an increase of 32.4%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to higher sales and gross margins for the three-month period ended July 31, 2008.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income from operations in the Filtration/Purification Technologies segment was $270,377 or $63,478 higher than the $206,899 for the three-month period ended July 31, 2007, an increase of 30.7%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Net income for the three-month period ended July 31, 2008 was $2,702,961 compared with $1,927,268 for the three-month period ended July 31, 2007, an increase of $775,693 or 40.2%.  The increase in net income was related to (i) higher sales volume in all of the Company’s segments and (ii) higher gross margins in the Product Recovery/Pollution Control, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments.

The gross margin for the three-month periods ended July 31, 2008 and July 31, 2007 was 34.2% for both periods.  Gross margins in our Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments were higher than the same period last year, offset by lower gross margins in the Filtration/Purification Technologies segment as compared with July 31, 2007.

Selling expenses decreased $601,516 during the three-month period ended July 31, 2008 compared with the same period last year.  This decrease was primarily due to reduced representative and distributor commission expense.  As a percentage of net sales, selling expenses were 9.7% for the three-month period ended July 31, 2008 compared with 12.7% for the three-month period ended July 31, 2007. Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $2,907,338 for the three-month period ended July 31, 2008 compared with $2,923,408 for the three-month period ended July 31, 2007, a decrease of $16,070.  General and administrative expense as a percentage of net sales was 10.3% for the three-month period ended July 31, 2008, compared with 11.2% of net sales for the same period last year.

Interest expense was $63,705 for the three-month period ended July 31, 2008 compared with $90,546 for the same period in the prior year, a decrease of $26,841.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $123,115 for the three-month period ended July 31, 2008 compared with $299,087 for the same period in the prior year, a decrease of $175,972.  This decrease in other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the three-month periods ended July 31, 2008 and 2007 were 33.5% in each period.

Liquidity:

The Company’s cash and cash equivalents were $22,664,400 as of July 31, 2008 compared with $21,906,877 as of January 31, 2008, an increase of $757,523.  This increase is the net result of the positive cash flows provided by operating activities of $4,231,971 and proceeds from the exercise of stock options amounting to $468,436, offset by payment of quarterly cash dividends amounting to $1,654,277, payments of long-term debt totaling $764,991, acquisition of treasury stock totaling $552,255 and the investment in property and equipment amounting to $962,458.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $22,672,710 on July 31, 2008 compared with $23,013,988 on January 31, 2008, which represents a decrease of $341,278.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $21,208,720 on July 31, 2008 compared with $21,258,227 on January 31, 2008, a decrease of $49,507.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Current liabilities amounted to $14,113,927 on July 31, 2008, compared with $16,850,801 on January 31, 2008, a decrease of $2,736,874.  This reduction is due to decreases in accounts payable, the current portion of long-term debt and accrued salaries, wages and expenses, offset by an increase in customers’ advances.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $4,467,970, all of which are available for working capital purposes, except for $467,970 outstanding as of July 31, 2008 borrowed by the Company’s Mefiag B.V. subsidiary in the fiscal year 2006 to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of July 31, 2008 and January 31, 2008, working capital was $53,614,579 and $51,244,339, respectively, and the current ratio was 4.8 and 4.0, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2008 amounted to $4,231,971 compared with $5,539,828 in the six-month period ended July 31, 2007, a decrease of $1,307,857.  The decrease in cash flows from operating activities was due principally to increases in accounts receivable and decreases in accounts payable and accrued expenses, customers’ advances and other non-current liabilities.

Cash flows used in investing activities during the six-month period ended July 31, 2008 amounted to $952,458 compared with cash flows provided by investing activities of $3,480,329 for the six-month period ended July 31, 2007, a decrease of $4,432,787.  The decrease in cash flows from investing activities is principally due to the sale of the New York property amounting to $4,326,696 which occurred during the fiscal first quarter ended April 30, 2007.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2008 utilized $2,503,087 of available resources, compared with $1,882,444 utilized during the six-month period ended July 31, 2007.  The 2008 activity is the result of the payments of the quarterly cash dividends amounting to $1,654,277, acquisition of treasury stock amounting to $552,255 and the reduction of long-term debt totaling $764,991, offset by proceeds received from the exercise of stock options amounting to $468,436.

The Board of Directors declared quarterly dividends of $.0550 payable on March 11, 2008, June 12, 2008, and September 10, 2008 to shareholders of record as of February 26, 2008, May 29, 2008, and August 27, 2008, respectively.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2008, 2007 and 2006.  During the fiscal year ended January 31, 2008, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the fiscal year ended January 31, 2008, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model.  For the six-month period ended July 31, 2008, the annualized projection for net sales and operating profit for our Flex-Kleen business unit currently exceeds the projections used in our annual impairment model

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

for the fiscal year ended January 31, 2009, but this projection is a forward-looking statement where the actual results may not be as we presently project;
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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  During the fiscal year January 31, 2008, we restated our financial statements for the fiscal quarters ended October 31, 2006 through October 31, 2007 as well as for the fiscal year ended January 31, 2007 as a result of revenue recognition errors and other financial statement errors that we made due to material weaknesses in internal control over financial reporting that was exploited by an employee who sought to circumvent our internal controls and other policies and procedures.  Although we have instituted new controls and procedures intended to improve our control over revenue recognition and believe that our internal control over financial reporting as of July 31, 2008 is effective, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Index
MET-PRO CORPORATION

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

Accordingly, as of July 31, 2008 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through July 31, 2008 to settle these cases was $355,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $24,000. As of July 31, 2008, there were a total of 49 cases pending against the Company, as compared with 38 cases that were pending as of January 31, 2008. For the six-month period ended July 31, 2008, 15 new cases were filed against the Company and four dismissals.  Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2008:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2008	0	$ -	0	310,019
June 1-30, 2008	0	-	0	310,019
July 1-31, 2008	37,327	14.795	0	272,692
Total	37,327	$14.795	0	272,692

(1)
On December 15, 2000, our Board of Directors authorized a Common Share repurchase program that was publicly announced on December 19, 2000, for up to 711,111 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Index
MET-PRO CORPORATION

Item 4.   Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 4, 2008.  At that meeting four proposals were submitted to a vote of the Company’s shareholders.  Proposal 1 was a proposal to elect two Directors (with Michael J. Morris and Constantine N. Papadakis, Ph.D. being the nominees) to serve until the 2011 Annual Meeting of Shareholders.  Proposal 2 was to approve an amendment to the Articles of Incorporation to increase the Company’s authorized capitalization to 36 million Common Shares.  Proposal 3 was to approve the adoption of the Met-Pro Corporation 2008 Equity Incentive Plan.  Proposal 4 was to ratify the selection of Margolis & Company, P.C. as independent registered public accountants for the Company’s fiscal year ending January 31, 2009.

At the close of business on the record date for the meeting (which was April 11, 2008), there were 15,038,900 Common Shares outstanding and entitled to be voted at the meeting.  Holders of 12,480,872 Common Shares (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:

		Number of Votes
Proposals		For	Against	Abstain/ Broker Non Vote
Proposal 1 -	Election of Directors
	Michael J. Morris	12,195,004	285,868	-
	Constantine N. Papadakis, Ph.D.	12,186,280	294,592	-
Proposal 2 -	Amendment to Articles of Incorporation	11,687,969	674,208	118,695
Proposal 3 -	Adoption of 2008 Equity Incentive Plan	6,778,652	993,150	4,709,070
Proposal 4 -	Selection of Margolis & Company P.C. as Independent Registered Public Accountants	12,344,225	111,854	24,793

Consequently, all of the proposals were adopted by the shareholders.

Item 5.   Other Information

None.

Index
MET-PRO CORPORATION

Item 6.	Exhibits

	(a)	Exhibits Required by Item 601 of Regulation S-K

		Exhibit No.	Description

		(3)(i)	Articles of Amendment to the Company's Articles of Incorporation.*

		(10)(ak)	Met-Pro Corporation 2008 Equity Incentive Plan,
incorporated by reference to the Company’s
Proxy Statement filed on April 18, 2008.

		(31.1)	Certification of the Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

		(31.2)	Certification of the Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

		(32.1)	Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

		(32.2)	Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Index
MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

September 4, 2008	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

September 4, 2008	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director