Form 10-Q
period 2008-10-31
MET PRO CORP
filed 2008-12-05
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2008

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

As of October 31, 2008 the Registrant had 14,600,109 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2008	2008
Current assets
Cash and cash equivalents	$18,832,373	$21,906,877
Marketable securities	10,934	20,369
Accounts receivable, net of allowance for doubtful
accounts of approximately $179,000 and
$152,000, respectively	23,116,751	23,013,988
Inventories	21,137,829	21,258,227
Prepaid expenses, deposits and other current assets	1,250,154	1,895,679
Total current assets	64,348,041	68,095,140

Property, plant and equipment, net	19,632,455	20,233,827
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	417,385	283,023
Total assets	$105,196,794	$109,410,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$1,043,602	$2,028,482
Accounts payable	5,966,525	7,512,874
Accrued salaries, wages and expenses	6,202,803	6,023,857
Dividend payable	-	827,147
Customers' advances	343,661	260,698
Deferred income taxes	200,517	197,743
Total current liabilities	13,757,108	16,850,801

Long-term debt	3,612,817	4,075,682
Other non-current liabilities	1,676,503	2,109,250
Deferred income taxes	3,150,367	3,132,002
Total liabilities	22,196,795	26,167,735

Shareholders' equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 and 15,928,810 shares issued,
respectively, of which 1,328,570 and 889,780 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,881
Additional paid-in capital	2,268,590	1,897,655
Retained earnings	89,258,229	83,267,096
Accumulated other comprehensive income	563,907	1,340,427
Treasury shares, at cost	(10,683,595)	(4,854,891)
Total shareholders' equity	82,999,999	83,243,168
Total liabilities and shareholders' equity	$105,196,794	$109,410,903
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Nine Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007

Net sales	$78,781,675	$77,616,267	$27,979,483	$30,140,427
Cost of goods sold	51,311,316	51,353,454	17,734,396	19,971,169
Gross profit	27,470,359	26,262,813	10,245,087	10,169,258

Operating expenses (income)
Selling	8,111,853	8,616,248	3,139,258	2,750,032
General and administrative	8,501,240	8,373,726	2,949,983	2,966,465
Gain on sale of building	-	(3,513,940)	-	-
	16,613,093	13,476,034	6,089,241	5,716,497
Income from operations	10,857,266	12,786,779	4,155,846	4,452,761

Interest expense	(179,948)	(240,394)	(51,182)	(69,696)
Other income, net	376,768	745,131	77,838	228,738
Income before taxes	11,054,086	13,291,516	4,182,502	4,611,803

Provision for taxes	3,414,114	4,575,645	1,171,136	1,544,951
Net income	$7,639,972	$8,715,871	$3,011,366	$3,066,852

Earnings per share, basic (1)	$.51	$.58	$.20	$.20
Earnings per share, diluted (2)	$.50	$.57	$.20	$.20
Cash dividend per share – declared (3)	$.1700	$.1562	$.0600	$.0550
Cash dividend per share – paid (3)	$.1650	$.1518	$.0550	$.0506

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 15,013,042 and 14,989,673 for the nine-month periods ended October 31, 2008 and 2007, respectively, and 15,042,572 and 14,983,501 for the three-month periods ended October 31, 2008 and 2007, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 15,359,048 and 15,324,527 for the nine-month periods ended October 31, 2008 and 2007, respectively, and 15,402,764 and 15,312,924 for the three-month periods ended October 31, 2008 and 2007, respectively.

(3)
The Board of Directors declared quarterly dividends of $.055 per share payable on December 10, 2007, March 11, 2008, June 12, 2008, and September 10, 2008 to shareholders of record as of November 26, 2007, February 26, 2008, May 29, 2008, and August 27, 2008, respectively, and a quarterly dividend of $.06 per share payable on December 10, 2008 to shareholders of record on November 26, 2008.  Quarterly dividends of $.0506 per share were paid on March 14, 2007, June 12, 2007 and September 10, 2007 to shareholders of record as of February 28, 2007, May 29, 2007, and August 27, 2007, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168

Comprehensive income:
Net income	-	-	7,639,972	-	-
Pension measurement	-	-	7,970	-	-
Foreign currency translation
adjustment	-	-	-	(797,895)	-
Interest rate swap,
net of tax of ($16,044)	-	-	-	27,319	-
Securities available for sale,
net of tax of $3,490	-	-	-	(5,944)	-
Total comprehensive income						6,871,422

Dividends paid, $.1100 per share	-	-	(1,656,809)	-	-	(1,656,809)
Stock-based compensation	-	324,153	-	-	-	324,153
Stock option transactions	-	46,769	-	-	1,865,629	1,912,398
Purchase of 731,735 treasury shares	-	-	-	-	(7,694,333)	(7,694,333)
Common share adjustment	(13)	13	-	-	-	-
Balances, October 31, 2008	$1,592,868	$2,268,590	$89,258,229	$563,907	($10,683,595)	$82,999,999

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,657,888	($33,471)	($11,506,654)	$72,313,132

Comprehensive income:
Net income	-	-	8,715,871	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation
adjustment	-	-	-	613,965	-
Interest rate swap,
net of tax of ($28,237)	-	-	-	48,079	-
Securities available for sale,
net of tax of $492	-	-	-	(837)	-
Total comprehensive income						9,252,078

Dividends paid $.1013 per share	-	-	(1,517,670)	-	-	(1,517,670)
Dividends declared, $.0550 per
share	-	-	(826,771)	-	-	(826,771)
Stock-based compensation	-	382,581	-	-	-	382,581
Stock option transactions	-	351,557	-	-	730,278	1,081,835
Purchase of 51,205 treasury shares	-	-	-	-	(630,515)	(630,515)
Treasury share retirement	(90,000)	(6,462,000)	-	-	6,552,000	-
Balances, October 31, 2007	$1,194,661	$2,182,846	$80,904,318	$627,736	($4,854,891)	$80,054,670
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 31,
	2008	2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$7,639,972	$8,715,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,441,242	1,284,648
Deferred income taxes	1,147	904,000
(Gain) on sale of property and equipment, net	(18,174)	(3,540,578)
Stock-based compensation	324,153	382,581
Allowance for doubtful accounts	26,580	37,874
(Increase) decrease in operating assets:
Accounts receivable	(590,531)	1,444,988
Inventories	(167,617)	(2,544,845)
Prepaid expenses, deposits and other current assets	614,565	(258,213)
Other assets	(153,480)	(6,776)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(988,259)	244,597
Customers’ advances	86,744	(391,030)
Other non-current liabilities	(432,747)	16,960
Net cash provided by operating activities	7,783,595	6,290,077

Cash flows from investing activities
Proceeds from sale of property and equipment	20,785	4,377,115
Acquisitions of property and equipment	(1,368,841)	(4,200,072)
Net cash provided by (used in) investing activities	(1,348,056)	177,043

Cash flows from financing activities
Reduction of debt	(1,272,597)	(1,119,526)
Exercise of stock options	1,912,398	1,081,835
Payment of dividends	(2,483,956)	(2,274,700)
Purchase of treasury shares	(7,694,333)	(630,515)
Net cash (used in) financing activities	(9,538,488)	(2,942,906)
Effect of exchange rate changes on cash	28,445	(75,711)

Net increase (decrease) in cash and cash equivalents	(3,074,504)	3,448,503

Cash and cash equivalents at February 1	21,906,877	17,322,194
Cash and cash equivalents at October 31	$18,832,373	$20,770,697
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

Reclassifications:

The Company reclassified freight out and representative and distributor commissions from a deduction in gross sales to the cost of goods sold and selling expense categories as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.  The effect of the reclassification of the freight out and representative and distributor commissions was to increase net sales, gross profit and selling expense in the consolidated statement of operations, consolidated business segment data and related footnotes. These reclassifications had no effect upon the Company’s consolidated balance sheet as of January 31, 2008, consolidated statement of shareholders’ equity or consolidated statement of cash flows for the nine-month period ended October 31, 2007.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the effect of the reclassification of freight out and representative and distributor commissions on net sales, cost of goods sold, and selling expenses in the Company’s consolidated statement of operations for the nine-month and three-month periods ended October 31, 2007:

Nine Months Ended	Three Months Ended
October 31, 2007	October 31, 2007
Net sales as previously reported	$75,007,194	$29,042,650
Reclassification of freight out and representative and distributor
commissions previously netted against sales	2,609,073	1,097,777
Net sales, as reported	$77,616,267	$30,140,427

Cost of goods sold as previously reported	$50,645,297	$19,497,870
Reclassification of freight out previously netted against sales	708,157	473,299
Cost of goods sold, as reported	$51,353,454	$19,971,169

Selling expenses as previously reported	$6,715,332	$2,125,554
Reclassification of representative and distributor commissions
previously netted against sales	1,900,916	624,478
Selling expenses, as reported	$8,616,248	$2,750,032

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

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2008 and the results of operations for the nine-month and three-month periods ended October 31, 2008 and 2007, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2008	1,338,281	$8.5972	7.14
Granted	-	-
Forfeited	58,404	$9.4811
Expired	-	-
Exercised	292,944	$6.5282
Outstanding at October 31, 2008	986,933	$9.1590	6.85	$2,502,436

Exercisable at October 31, 2008	655,965	$8.0149	6.85	$2,404,177

The aggregate intrinsic value of options exercised during the nine-month periods ended October 31, 2008 and 2007 was $2,612,602 and $553,004, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	9,956	1.13	$4.1659	9,956	$4.1659
$5.00 – 5.49	24,180	2.32	5.1047	24,180	5.1047
$5.50 – 6.99	146,259	3.87	5.5308	146,259	5.5308
$7.00 – 8.99	128,896	6.32	7.4110	128,896	7.4110
$9.00 – 9.99	282,237	6.42	9.3049	282,237	9.3049
$10.00 – 10.99	190,005	8.13	10.8975	64,437	10.8975
$11.00 – 11.99	205,400	9.12	11.7500	-	-
	986,933	6.85	$9.1590	655,965	$8.0149

As of October 31, 2008, there was $746,561 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 5 – MARKETABLE SECURITIES

At October 31, 2008 the Company's marketable securities had a fair market value of $10,934 (cost of $22,292).  The marketable securities are composed of 557 shares of Armstrong World Industries, Inc. (“AWI”) distributed to Met-Pro as part of a Chapter 11 reorganization settlement in October of 2006.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	October 31, 2008	January 31, 2008
Raw materials	$15,234,179	$15,817,283
Work in progress	3,040,545	2,384,413
Finished goods	2,863,105	3,056,531
	$21,137,829	$21,258,227

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended October 31,
	2008	2007
Cash paid during the period for:
Interest	$196,183	$255,828
Income taxes	2,835,048	3,592,573

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

As of the fiscal year ended January 31, 2008, the Company had an unrecognized tax benefit of $179,000 to account for new federal and state tax matters in the United States of which approximately $26,000 was accrued for the payment of interest and penalties through January 31, 2008.  In the first quarter ended April 30, 2008, the Company re-evaluated its position with regards to the current federal and state tax matters in the United States and decreased the unrecognized tax benefits by $59,000 as a result of changes in tax positions with relevant tax authorities.  The Company maintains an accrual of approximately $17,000 for the payment of interest and penalties through October 31, 2008, which is included in the $120,000 unrecognized tax benefit amount.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2008
Balance at February 1, 2008	$179,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(59,000)
Increases in tax positions for current year	-
Balance at October 31, 2008	$120,000

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $4,382,320 which can be used for working capital.  As of October 31, 2008, the Company’s Mefiag B.V. subsidiary had borrowed $382,320 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	October 31,	January 31,
	2008	2008

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of 2.87%
at October 31, 2008), maturing April, 2021, collateralized
by the Telford, PA building	$2,923,023	$3,098,404

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of 3.78%
at October 31, 2008), maturing October, 2008 (final payment
of note was made on November 4, 2008)	300,000	1,200,000

Note payable, bank, payable in quarterly installments of
$31,860 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	923,940	1,189,280

Line of credit, $382,320 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 5.13% at
October 31, 2008)	382,320	445,980

	4,529,283	5,933,664
Less current portion	1,043,602	2,028,482
	3,485,681	3,905,182
Fair market value of interest rate swap liability	127,136	170,500
Long-term portion	$3,612,817	$4,075,682

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  This interest rate swap agreement is accounted for as fair value hedges that qualify for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.  There was no hedge ineffectiveness as of October 31, 2008.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $80,096 (net of tax) as of October 31, 2008 and a decrease in equity of $107,415 (net of tax) as of January 31, 2008.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our bank has issued and has outstanding standby letters of credit to customers totaling $410,027 as of October 31, 2008, which have expiration dates during the fiscal years ending January 31, 2010 and January 31, 2011.

Maturities of short-term and long-term debt are as follows:

Twelve Months Ending
October 31,
2009	$1,043,602
2010	361,280
2011	361,280
2012	361,280
2013	361,280
Thereafter	2,040,561
$4,529,283

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following:

	October 31,	January 31,
	2008	2008
Interest rate swap, net of tax	($80,096)	($107,415)
Unrealized loss on securities available-for-sale, net of tax	(6,858)	(914)
Foreign currency translation adjustment	654,247	1,452,142
Minimum pension liability adjustment, net of tax	(3,386)	(3,386)
	$563,907	$1,340,427

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Interest income	$349,006	$745,161	$92,801	$216,133
Other miscellaneous income (charges)	27,762	(30)	(14,963)	12,605
	$376,768	$745,131	$77,838	$228,738

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

	Nine Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007
Service cost	$84,653	$111,192	$25,232	$37,064
Interest cost	809,059	780,123	268,735	260,041
Expected return on plan assets	(992,380)	(944,625)	(330,793)	(314,875)
Amortization of transition asset	(94)	(1,113)	-	(371)
Amortization of prior service cost	11,928	26,085	1,440	8,695
Recognized net actuarial loss	10,026	30,552	3,342	10,184
Curtailment loss	11,944	-	-	-
Net periodic benefit (income) cost	($64,864)	$2,214	($32,044)	$738

The Company contributed $578,933 to the pension plans during the nine-month period ended October 31, 2008 and expects to make an additional contribution of $226,311 during the three-month period ending January 31, 2009.

NOTE 13 – SUBSEQUENT EVENT

On November 3, 2008, the Board of Directors declared a $0.06 per share quarterly dividend payable on December 10, 2008 to shareholders of record on November 26, 2008.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENT DATA

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

On a quarterly basis, the Company analyzes the segmentation aggregation criteria as outlined in SFAS No. 131. As of the first, second and third quarters of the fiscal year ending January 31, 2009, the Mefiag operating segment previously included in the aggregated Filtration/Purification Technologies segment met the quantitative threshold of reported revenue of 10% or more of the totaled consolidated revenue of the Company. As a result, SFAS No. 131 requires the Mefiag operating segment to be listed as a reportable segment and therefore separately disclosed. This change in segment reporting results in the Company identifying three reportable segments, Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment, Filtration/Purification Technologies.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial segmentation information, adjusted as a result of the SFAS No. 131 aggregation criteria, is shown below:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007
Net sales
Product Recovery/Pollution Control Technologies	$37,554,600	$39,976,169	$13,863,654	$17,154,433
Fluid Handling Technologies	23,070,719	20,755,110	8,213,799	7,243,918
Mefiag Filtration Technologies	9,114,722	8,511,626	2,809,550	2,843,841
Filtration/Purification Technologies	9,041,634	8,373,362	3,092,480	2,898,235
	$78,781,675	$77,616,267	$27,979,483	$30,140,427

Income from operations
Product Recovery/Pollution Control Technologies	$4,444,955	$3,890,814	$1,853,682	$2,434,662
Fluid Handling Technologies	5,022,442	4,325,164	1,785,470	1,592,550
Mefiag Filtration Technologies	525,984	462,657	188,082	148,234
Filtration/Purification Technologies	863,885	594,204	328,612	277,315
	10,857,266	9,272,839	4,155,846	4,452,761
Gain on sale of building	-	3,513,940	-	-
	$10,857,266	$12,786,779	$4,155,846	$4,452,761

	October 31,	January 31,
	2008	2008
Identifiable assets
Product Recovery/Pollution Control Technologies	$42,295,920	$40,509,227
Fluid Handling Technologies	22,789,217	22,401,768
Mefiag Filtration Technologies	11,952,837	12,810,694
Filtration/Purification Technologies	9,460,161	8,877,725
	86,498,135	84,599,414
Corporate	18,698,659	24,811,489
	$105,196,794	$109,410,903

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, prior to the adjustment made as a result of the SFAS No. 131 aggregation criteria, is shown below:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007
Net sales
Product Recovery/Pollution Control Technologies	$37,554,600	$39,976,169	$13,863,654	$17,154,433
Fluid Handling Technologies	23,070,719	20,755,110	8,213,799	7,243,918
Filtration/Purification Technologies	18,156,356	16,884,988	5,902,030	5,742,076
	$78,781,675	$77,616,267	$27,979,483	$30,140,427

Income from operations
Product Recovery/Pollution Control Technologies	$4,444,955	$3,890,814	$1,853,682	$2,434,662
Fluid Handling Technologies	5,022,442	4,325,164	1,785,470	1,592,550
Filtration/Purification Technologies	1,389,869	1,056,861	516,694	425,549
	10,857,266	9,272,839	4,155,846	4,452,761
Gain on sale of building	-	3,513,940	-	-
	$10,857,266	$12,786,779	$4,155,846	$4,452,761

	October 31,	January 31,
	2008	2008
Identifiable assets
Product Recovery/Pollution Control Technologies	$42,295,920	$40,509,227
Fluid Handling Technologies	22,789,217	22,401,768
Filtration/Purification Technologies	21,412,998	21,688,419
	86,498,135	84,599,414
Corporate	18,698,659	24,811,489
	$105,196,794	$109,410,903

NOTE 15 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2008, and the related consolidated statements of operations for the nine-month and three-month periods ended October 31, 2008 and 2007, and shareholders’ equity and cash flows for the nine-month periods ended October 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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
November 18, 2008

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Nine Months Ended				Three Months Ended
	October 31,				October 31,
	2008		2007		2008		2007

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	65.1%		66.2%		63.4%		66.3%
Gross profit	34.9%		33.8%		36.6%		33.7%

Selling expenses	10.3%		11.1%		11.2%		9.1%
General and administrative expenses	10.8%		10.8%		10.5%		9.8%
Gain on sale of building	-		(4.5%	)	-		-
Income from operations	13.8%		16.4%		14.9%		14.8%

Interest expense	(0.2%	)	(0.3%	)	(0.2%	)	(0.2%	)
Other income, net	0.4%		1.0%		0.3%		0.7%
Income before taxes	14.0%		17.1%		15.0%		15.3%

Provision for taxes	4.3%		5.9%		4.2%		5.1%
Net income	9.7%		11.2%		10.8%		10.2%

Nine Months Ended October 31, 2008 vs. Nine Months Ended October 31, 2007:

Net sales for the nine-month period ended October 31, 2008 were $78,781,675 compared with $77,616,267 for the nine-month period ended October 31, 2007, an increase of $1,165,408 or 1.5%.  Sales in the Product Recovery/Pollution Control Technologies reporting segment were $37,554,600 or $2,421,569 lower than the $39,976,169 of sales for the nine-month period ended October 31, 2007, a decrease of 6.1%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, partially offset by higher sales for our particulate collection equipment and laboratory fume hood exhaust systems.  The lower sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants was primarily due to the nine-month period ended October 31, 2007 containing sales of $7.4 million relating to the largest order in the Company’s history.  Sales in the Fluid Handling Technologies reporting segment totaled $23,070,719, or $2,315,609 higher than the $20,755,110 of sales for the nine-month period ended October 31, 2007, an increase of 11.2%.  The sales increase in the Fluid Handling Technologies reporting segment was due to increased demand for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.  Sales in the Mefiag Filtration Technologies reporting segment were $9,114,722, or $603,096 higher than the $8,511,626 of sales for the nine-month period ended October 31, 2007, an increase of 7.1%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to increased demand for our horizontal disc filter systems.  Sales in the Filtration/Purification Technologies segment were $9,041,634, or $668,272 higher than the $8,373,362 of sales for the nine-month period ended October 31, 2007, an increase of 8.0%.  This increase was due to increased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

The Company’s backlog of orders totaled $21,563,614 and $23,679,855 as of October 31, 2008 and 2007, respectively.  The Company expects that the majority of the backlog that existed as of October 31, 2008 will be shipped during the current fiscal year.  The amount of backlog that exists at any given point in time may not be a reliable indicator of future sales or profitability, for a number of reasons.  These reasons include, without limitation, that the rate of bookings of new orders will vary from period to period; product mix; and also that there is considerable variability in order size and project completion time periods, with some large projects remaining in backlog over a number of quarters, but also with some large projects being

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

booked and shipped in the same quarter as a result of improved project execution and shorter lead times, such that these projects do not appear in quarterly backlog figures.

Income from operations for the nine-month period ended October 31, 2008 was $10,857,266 compared with $12,786,779 for the nine-month period ended October 31, 2007, a decrease of $1,929,513.  The decrease in income from operations was due to the $3,513,940 gain recognized during the first quarter ended April 30, 2007 from the sale of the Company’s property in Hauppauge, Long Island, New York.  Excluding the gain on the sale of this New York property, income from operations for the nine-month period ended October 31, 2008 was $1,584,427 higher than the income from operations for the nine-month period ended October 31, 2007 of $9,272,839, an increase of 17.1%.  This increase in income from operations was due to higher sales and gross profit combined with a decrease in selling expense as a result of reduced expense for representative and distributor commissions.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $4,444,955, or $554,141 higher than the $3,890,814 for the nine-month period ended October 31, 2007, an increase of 14.2%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to (i) higher gross margins for our odor control and laboratory fume hood exhaust systems and (ii) a decrease in selling expense, as a result of reduced expense for representative and distributor commissions.

Income from operations in the Fluid Handling Technologies reporting segment totaled $5,022,442, or $697,278 higher than the $4,325,164 for the nine-month period ended October 31, 2007, an increase of 16.1%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales and higher gross margins for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $525,984, or $63,327 higher than the $462,657 for the nine-month period ended October 31, 2007, an increase of 13.7%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to higher sales for the nine-month period ended October 31, 2008.

Income from operations in the Filtration/Purification Technologies segment was $863,885 or $269,681 higher than the $594,204 for the nine-month period ended October 31, 2007, an increase of 45.4%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Net income for the nine-month period ended October 31, 2008 was $7,639,972 compared with $8,715,871 for the nine-month period ended October 31, 2007, a decrease of $1,075,899.  This decrease in net income was related to the gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2,213,782.  Excluding the gain on the sale of this New York property, net income for the nine-month period ended October 31, 2008 was $1,137,883 higher than the net income for the nine-month period ended October 31, 2007 of $6,502,089, an increase of 17.5%.

The gross margin for the nine-month period ended October 31, 2008 was 34.9% versus 33.8% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in our Product Recovery/Pollution Control, Fluid Handling and Mefiag Filtration Technologies reporting segments offset by lower gross margins in the Filtration/Purification Technologies segment as compared with the nine-months ended October 31, 2007.

Selling expense was $8,111,853 for the nine-month period ended October 31, 2008, a decrease of $504,395 compared with the same period last year.  This decrease was primarily due to lower representative and distributor commission expense.  Selling expense as a percentage of net sales was 10.3% for the nine-month period ended October 31, 2008 compared with 11.1% for the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $8,501,240 for the nine-month period ended October 31, 2008 compared with $8,373,726 for the same period last year, an increase of $127,514.  This increase was primarily related to higher legal expenses.  General and administrative expense as a percentage of net sales was 10.8% for the nine-month periods ended October 31, 2008 and October 31, 2007.

Interest expense was $179,948 for the nine-month period ended October 31, 2008, compared with $240,394 for the same period in the prior year, a decrease of $60,446.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $376,768 for the nine-month period ended October 31, 2008 compared with $745,131 for the same period in the prior year, a decrease of $368,363.  This decrease in other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the nine-month periods ended October 31, 2008 and 2007 were 30.9% and 34.4%, respectively.  The effective tax rate of 30.9% for the nine-month period ended October 31, 2008 is a result of a 33.5% effective tax rate, offset by an adjustment of 0.5% due to a reevaluation of the Company’s FIN No. 48 accrual and an adjustment of 2.0% due to the exercise of non-qualified stock options and their impact on taxable income.  The change in the effective tax rate between the nine-month periods ended October 31, 2008 and 2007 was due primarily to (i) the additional tax expense related to the gain on the sale of the Company’s building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 0.9% for the nine-month period ended October 31, 2007, (ii) the reduction in the FIN No. 48 accrual in the nine-month period ended October 31, 2008, and (iii) the reduction of accrued tax liability resulting from the exercise of non-qualified stock options.

Three Months Ended October 31, 2008 vs. Three Months Ended October 31, 2007:

Net sales for the three-month period ended October 31, 2008 were $27,979,483 compared with $30,140,427 for the three month-period ended October 31, 2007, a decrease of $2,160,944 or 7.2%.  Sales in the Product Recovery/Pollution Control Technologies segment were $13,863,654 compared with $17,154,433 for the three-month period ended October 31, 2007, a decrease of $3,290,779 or 19.2%.   The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, partially offset by higher sales for our laboratory fume hood exhaust systems.  The lower sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants was primarily due to the three-month period ended October 31, 2007 containing the final shipment of $4.4 million relating to the largest order in the Company’s history totaling $7.4 million.  Sales in the Fluid Handling Technologies segment were $8,213,799 compared with $7,243,918 for the three-month period ended October 31, 2007, an increase of $969,881 or 13.4%.  The sales increase in the Fluid Handling Technologies segment was due to increased demand for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.  Sales in the Mefiag Filtration Technologies reporting segment were $2,809,550 or $34,291 lower than the $2,843,841 of sales for the three-month period ended October 31, 2007, a decrease of 1.2%.  Sales in the Filtration/Purification Technologies segment were $3,092,480 compared with $2,898,235 for the three-month period ended October 31, 2007, an increase of $194,245 or 6.7%.  The sales increase in the Filtration/Purification Technologies segment was due to increased demand for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Income from operations for the three-month period ended October 31, 2008 was $4,155,846 compared with $4,452,761 for the three-month period ended October 31, 2007, a decrease of $296,915 or 6.7%. This decrease in income from operations was due to lower sales combined with an increase in selling expense, as a result of increased expense for representative and distributor commissions.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,853,682, or $580,980 lower than the $2,434,662 for the three-month period ended October 31, 2007, a decrease of 23.9%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, and an increase in selling expense as a result of representative and distributor commissions, offset by higher gross margins.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,785,470, or $192,920 higher than the $1,592,550 for the three-month period ended October 31, 2007, an increase of 12.1%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $188,082, or $39,848 higher than the $148,234 for the three-month period ended October 31, 2007, an increase of 26.9%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to higher gross margins for the three-month period ended October 31, 2008.

Income from operations in the Filtration/Purification Technologies segment was $328,612 or $51,297 higher than the $277,315 for the three-month period ended October 31, 2007, an increase of 18.5%.  The increase in income from operations in the Filtration/Purification Technologies segment was primarily related to increased sales and gross margins for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Net income for the three-month period ended October 31, 2008 was $3,011,366 compared with $3,066,852 for the three-month period ended October 31, 2007, a decrease of $55,486 or 1.8%.  The decrease in net income was due to lower net sales and higher representative and distributor commissions, offset by higher gross margins and a reduction in the effective tax rate.

The gross margin for the three-month period ended October 31, 2008 was 36.6% versus 33.7% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in our Product Recovery/Pollution Control, Mefiag Filtration Technologies reporting segments and Filtration/Purification segment, offset by lower gross margins in the Fluid Handling Technologies reporting segment as compared with the three-months ended October 31, 2007.

Selling expenses increased $389,226 during the three-month period ended October 31, 2008 compared with the same period last year.  This increase was primarily due to higher representative and distributor commission expense.  As a percentage of net sales, selling expenses were 11.2% for the three-month period ended October 31, 2008 compared with 9.1% for the three-month period ended October 31, 2007.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $2,949,983 for the three-month period ended October 31, 2008 compared with $2,966,465 for the three-month period ended October 31, 2007, a decrease of $16,482.  General and administrative expense as a percentage of net sales was 10.5% for the three-month period ended October 31, 2008, compared with 9.8% of net sales for the same period last year.

Interest expense was $51,182 for the three-month period ended October 31, 2008 compared with $69,696 for the same period in the prior year, a decrease of $18,514.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $77,838 for the three-month period ended October 31, 2008 compared with $228,738 for the same period in the prior year, a decrease of $150,900.  This decrease in other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the three-month periods ended October 31, 2008 and 2007 were 28.0% and 33.5%, respectively.  The effective tax rate of 28.0% for the three-month period ended October 31, 2008 is a result of a 33.5% effective tax rate, offset by an adjustment of 5.5% due to the exercise of non-qualified stock options and their impact on taxable income.

Liquidity:

The Company’s cash and cash equivalents were $18,832,373 as of October 31, 2008 compared with $21,906,877 as of January 31, 2008, a decrease of $3,074,504.  This decrease is the net result of the positive cash flows provided by operating activities of $7,783,595 and proceeds from the exercise of stock options amounting to $1,912,398, offset by payment of quarterly cash dividends amounting to $2,483,956, payments of long-term debt totaling $1,272,597, acquisition of treasury stock totaling $7,694,333 and the investment in property and equipment amounting to $1,368,841.  The Company’s cash flows from

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $23,116,751 on October 31, 2008 compared with $23,013,988 on January 31, 2008, which represents an increase of $102,763.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $21,137,829 on October 31, 2008 compared with $21,258,227 on January 31, 2008, a decrease of $120,398.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $13,757,108 on October 31, 2008, compared with $16,850,801 on January 31, 2008, a decrease of $3,093,693.  This reduction is due to decreases in accounts payable, current portion of long-term debt and dividend payable.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $4,382,320, all of which are available for working capital purposes, except for $382,320 outstanding as of October 31, 2008 borrowed by the Company’s Mefiag B.V. subsidiary in the fiscal year 2006 to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of October 31, 2008 and January 31, 2008, working capital was $50,590,933 and $51,244,339, respectively, and the current ratio was 4.7 and 4.0, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2008 amounted to $7,783,595 compared with $6,290,077 in the nine-month period ended October 31, 2007, an increase of $1,493,518.  The increase in cash flows from operating activities was due principally to decreases in inventories and prepaid expenses and an increase in customers’ advances.

Cash flows used in investing activities during the nine-month period ended October 31, 2008 amounted to $1,348,056 compared with cash flows provided by investing activities of $177,043 for the nine-month period ended October 31, 2007, a decrease of $1,525,099.  The decrease in cash flows from investing activities is principally due to the sale of the New York property amounting to $4,326,696 which occurred during the fiscal first quarter ended April 30, 2007.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2008 utilized $9,538,488 of available resources, compared with $2,942,906 utilized during the nine-month period ended October 31, 2007.  The 2008 activity is the result of the payments of the quarterly cash dividends amounting to $2,483,956, acquisition of treasury stock amounting to $7,694,333 and the reduction of long-term debt totaling $1,272,597, offset by proceeds received from the exercise of stock options amounting to $1,912,398.

The Board of Directors declared quarterly dividends of $.055 per share payable on March 11, 2008, June 12, 2008, and September 10, 2008 to shareholders of record as of February 26, 2008, May 29, 2008, and August 27, 2008, respectively, and a quarterly dividend of $.06 per share payable on December 10, 2008 to shareholders of record on November 26, 2008.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2008, 2007 and 2006.  During the fiscal year ended January 31, 2008, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the fiscal year ended January 31, 2008, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model.  For the nine-month period ended October 31, 2008, the annualized projection for net sales and operating profit for our Flex-Kleen business unit currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2009, but this projection is a forward-looking statement where the actual results may not be as we presently project;

•	materially adverse changes in economic conditions (i) in the markets served by us or (ii) in significant customers of ours;
•	material changes in available technology;
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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  During the fiscal year January 31, 2008, we restated our financial statements for the fiscal quarters ended October 31, 2006 through October 31, 2007 as well as for the fiscal year ended January 31, 2007 as a result of revenue recognition errors and other financial statement errors that we made due to material weaknesses in internal control over financial reporting that was exploited by an employee who sought to circumvent our internal controls and other policies and procedures.  Although we have instituted new controls and procedures intended to improve our control over revenue recognition and believe that our internal control over financial reporting as of October 31, 2008 is effective, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Accordingly, as of October 31, 2008 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its divisions began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including in particular those in the pump and fluid handling industries. More recently, the Company and/or this division have been named as one of many pump and fluid handling defendants in asbestos-related lawsuits filed in New York and Maryland by individual plaintiffs, sometimes husband and wife.  To a lesser extent, the Company and/or this division have also been named together with many other pump and fluid handling defendants in these type of cases in other states as well.  The complaints filed against the Company and/or this division have been vague, general and speculative, alleging that the Company, and/or the division, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries and loss to the plaintiffs.  The Company believes that it and/or the division have meritorious defenses to the cases which have been filed and that none of its and/or the division’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who together with the Company are vigorously defending these cases.  The Company and/or the division have been dismissed from or settled a number of these cases. The sum total of all payments through October 31, 2008 to settle these cases was $355,000, all of which has been paid by the Company’s insurers, with an average cost per settled claim of approximately $24,000. As of October 31, 2008, there were a total of 50 cases pending against the Company, as compared with 38 cases that were pending as of January 31, 2008. For the nine-month period ended October 31, 2008, 19 new cases were filed against the Company and seven cases were dismissed.  Most of the pending cases have not advanced beyond the early stages of discovery, although several cases are on schedules leading to trial.  The Company presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2008:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs

August 1-31, 2008	27,086	$15.56	0	245,606
September 1-30, 2008	100,247	15.67	0	145,359
October 1-31, 2008	567,075	9.09	0	0
Total	694,408	$9.68	0	0

The purchases referred to above were made pursuant to the Company’s stock buy back program first announced on December 19, 2000 (the “2000 Stock Buy Back Program”), which the Company enlarged in connection with stock splits to an aggregate of 711,111 shares.  The Company’s purchases during October 2008 included a privately negotiated purchase of 539,867 shares (which is included in the chart above) that was specifically approved by the Company’s Board of Directors.  As a result of this transaction, the Company considers the 2000 Stock Buy Back Program to be complete and now terminated.

On November 5, 2008 (subsequent to the period covered by this Report), the Company announced a new stock buy back program covering 300,000 Common Shares.  This program has no fixed expiration date.

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

Met-Pro Corporation
(Registrant)

December 5, 2008	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 5, 2008	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director