Form 10-K
MET PRO CORP
filed 2009-04-10
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2009
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
Large accelerated filer [   ]             Accelerated filer [ X ]             Non-accelerated filer [    ]            Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

The aggregate market value of the Common Shares, par value $0.10 per share, held by non-affiliates as of (based upon the closing sales price on the New York Stock Exchange on July 31, 2008) the last business day of the Registrant’s most recently completed second fiscal quarter was $230,579,461.

The number of Registrant’s outstanding Common Shares was 14,600,109 as of April 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A
in connection with Registrant’s Annual Meeting of Shareholders to be held on June 3, 2009	III

Index

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

Except where otherwise indicated by the context used herein, references to the “Company”, “we”, “our” and “us” refer to Met-Pro Corporation, its business units and its wholly-owned subsidiaries.

Products, Services and Markets:

The Company has identified five operating segments and has aggregated those operating segments into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies).  The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in Statement of Financial Accounting Standards (“SFAS”) No. 131, but which can be combined due to certain quantitative thresholds listed in SFAS No. 131.

Index

The following is a description of each segment:

Product Recovery/Pollution Control Technologies Reporting Segment:

This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Duall, Systems, Flex-Kleen, Strobic Air and Met-Pro Product Recovery/Pollution Control Technologies Inc. (formerly named Flex-Kleen Canada Inc.) business units.

Duall, located in Owosso, Michigan, is a leading manufacturer of industrial and municipal air and water quality control systems.  The business unit’s major products include chemical and AroBIOS™ biological odor control systems, fume and emergency gas scrubbers, HydroLance™ wet particulate collectors, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans.  Equipment is fabricated from corrosion resistant materials.  Duall’s support services include pilot studies, engineering, installation, preventative maintenance, and performance testing.  Duall products are sold both domestically and internationally to a wide variety of markets including the metal finishing, plating, wastewater treatment, composting, food processing, ethanol production, chemical, printed circuit, semiconductor, steel pickling, pharmaceutical, battery manufacturing and groundwater remediation markets.  Market specific sales managers and factory trained manufacturer’s representatives sell Duall’s engineered systems to industrial and municipal clients with international sales being achieved through our International Sales business unit as well as through our wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc.

Systems, located in Harleysville, Pennsylvania, is a leader in the supply of custom designed and manufactured air and water pollution control equipment.  The business unit’s air pollution control capabilities include: carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts.  These systems are custom engineered for clients in the emerging ethanol industry as well as the automotive, aerospace and furniture industries.  Additional applications include the painting, pharmaceutical, petrochemical, chemical, electronics, food processing and printing industries.  Systems in-depth engineering capabilities allow plant owners to satisfy strict air pollution regulations while minimizing fuel costs.   Systems also offers a full range of catalyst products for the oxidation of pollutants, which include catalysts for the oxidation of chlorinated solvents and low temperature oxidation catalysts.  Systems products are sold by a combination of in-house personnel and manufacturer’s representatives with international sales being achieved through our International Sales business unit as well as through our wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc.

Flex-Kleen, located in Glendale Heights, Illinois, is a leading supplier of product recovery and dry particulate collectors that are used primarily in the process of manufacturing industrial and consumer goods, food products and pharmaceuticals.  While some of Flex-Kleen’s products are used for nuisance collection of particulates to conform to environmental concerns, the larger portion of its sales activity is for product collection and is process driven.  Flex-Kleen’s products are sold by a combination of in-house personnel and manufacturer’s representatives with international sales being achieved through our International Sales business unit as well as through our wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc.

Strobic Air, located in Harleysville, Pennsylvania, a recognized technological leader in the air movement industry, designs and manufactures technologically advanced exhaust systems for laboratory fume hoods in university, public health, government, chemical, pharmaceutical, industrial and other process industries. With three decades of experience in addressing the needs of laboratory researchers and facility owners, Strobic Air has continued to develop and enhance its Tri-Stack™ roof exhaust systems to provide even greater flows, lower energy costs and decreased noise levels. Strobic Air Tri-Stack™ laboratory fume hood exhaust systems meet the requirements of ANSI Z9.5, American National Standard for Laboratory Ventilation. Heat recovery systems by Strobic Air provide energy conservation on laboratory fume hood exhaust systems. Unique glycol/water heat exchanger coil modules for Tri-Stack™ systems extract exhaust heat for heating or cooling conditioned makeup air. Strobic’s HEPA filtration system complies with ventilation standards for specialized care environments such as airborne infection isolation rooms.  Sales, engineering and customer service are provided both internally and through a network of manufacturer’s representatives located in offices worldwide.  International sales are achieved through our International Sales business unit as well as through our wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc.

Met-Pro Product Recovery/Pollution Control Technologies Inc. located in Vaughan, Ontario, Canada, markets, sells and distributes in Canada products of the other business units in our Product Recovery/Pollution Control reporting segment.

Index

Fluid Handling Technologies Reporting Segment:

This reportable segment is comprised of one operating segment that manufactures high quality horizontal, vertical, and in-tank centrifugal pumps that handle corrosive, abrasive and high temperature liquids.  This combination of pump types and configurations provides products that excel in applications requiring corrosion resistance such as: the pumping of acids, brines, caustics, bleaches, seawater, a wide variety of waste liquids, and high temperature liquids used in many industrial and commercial applications.  These products are sold worldwide through an extensive network of distributors.  This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

Dean Pump, located in Indianapolis, Indiana, designs and manufactures high quality horizontal and vertical centrifugal pumps that handle a broad range of applications.  Industrial markets served include the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries.  Commercial users include hospitals, universities, and laboratories.  Customers choose Dean Pump products for their quality and for suitability to handle difficult applications, particularly on high temperature liquid applications.  Dean Pump’s products are sold worldwide through an extensive network of distributors.

Fybroc, located in Telford, Pennsylvania, is the world leader in the manufacture of fiberglass reinforced plastic (“FRP”) centrifugal pumps.  These pumps provide excellent corrosion resistance for tough applications including the pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids.  Fybroc’s second generation epoxy resin, EY-2, allows the Company to offer corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications.  The EY-2 material also expands Fybroc’s pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%).  Fybroc pumps are sold to many markets including the chemical, petrochemical, pharmaceutical, fertilizer, pesticides, steel, pulp and paper, electric utility, aquaculture, aquarium, commercial marine/navy, desalination/water reuse, and industrial and municipal waste treatment industries.  Fybroc’s products are sold worldwide through an extensive network of distributors.

Sethco, located in Telford, Pennsylvania, designs, manufactures and sells a variety of horizontal and vertical corrosion resistant pumps with flow rates of up to approximately 250 gallons per minute.  Primarily manufactured from polypropylene or Kynar (PVDF), Sethco’s products are used extensively in the metal finishing, electronics, chemical processing and waste water treatment industries.  Sethco’s products are sold directly through Company regional sales managers and through a worldwide network of non-exclusive distributors, catalog houses, and original equipment manufacturers.

Mefiag Filtration Technologies Reporting Segment:

This reportable segment is comprised of one operating segment that manufactures filtration systems utilizing primarily horizontal disc technology.  This reporting segment is comprised of the Mefiag B.V., Mefiag (Guangzhou) Filter Systems Ltd., and the Mefiag business units.

Mefiag B.V., the Company’s wholly-owned subsidiary located in Heerenveen, The Netherlands, and the Company’s indirect wholly-owned subsidiary, Mefiag (Guangzhou) Filter Systems Ltd., located in Guangzhou, the People’s Republic of China, designs, manufactures and sells filter systems primarily utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications.  Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries.  Worldwide sales are accomplished directly through regional sales managers, qualified market-based distributors and original equipment manufacturers located throughout Europe, Asia and other major markets around the world.

Mefiag, located in Owosso, Michigan, designs, manufactures and sells horizontal disc, cartridge, bag, carbon, and oil absorbing filter products for use in tough, corrosive applications in the plating, metal finishing and printing industries.  Sales in the Americas are generated directly through regional sales managers, qualified market-based distributors and original equipment manufacturers.

Filtration/Purification Technologies Segment:

This other segment consists of two operating segments that produce the following products:  proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems, cartridges and filter housings, and filtration products for difficult industrial air and liquid applications.  This other segment is comprised of the Keystone Filter and Pristine Water Solutions operating segments.

Keystone Filter, located in Hatfield, Pennsylvania, is an established custom pleater and filter cartridge manufacturer.  Keystone Filter provides custom designed and engineered products which are currently used in a diversity of applications such as the nuclear power industry, components in medical equipment and in indoor air quality equipment.  Keystone Filter also provides standard filters for water purification and industrial applications.  Sales and customer service are provided directly through sales managers and through a non-exclusive distributor network.

Index

Pristine Water Solutions Inc. (“Pristine”), located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds.  Pristine is the consolidation of the Company’s Stiles-Kem and Pristine Hydrochemical Inc. businesses, product lines and operations into a wholly owned subsidiary of the Company.  This consolidation was effective as of February 1, 2006.  Products sold by Pristine have been used in the public drinking water industry since 1955.  Pristine’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems. They also reduce scaling and general corrosion tendencies within water distribution piping systems as well as help municipalities meet soluble lead and copper limits in drinking water.  These food grade products are NSF/ANSI approved for use in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines.  Pristine’s product line also includes coagulant and flocculent polymer products for both municipal and industrial applications which are used to improve water clarity and reduce sludge volume.  Pristine also markets a chlorine dioxide treatment program for municipal drinking water disinfection which helps customers reduce trihalomethane formation as required by the EPA.  In addition, Pristine markets and sells a line of Bio-Purge™ products for drinking well water remediation as well as boiler and cooling tower chemicals and services to industrial and commercial markets.  This allows customers to maximize their heat transfer efficiency and save operating costs through energy conservation.  Pristine’s products are sold directly through regional sales managers or agents and also through a network of distributors located in the United States and Canada.  Pristine offers technical and laboratory customer support from the Waukegan facility.

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2009	2008	2007
United States	74.3%	71.7%	75.9%
Foreign	25.7%	28.3%	24.1%
Net Sales	100.0%	100.0%	100.0%

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

With respect to the Fluid Handling Technologies reporting segment, specifically the pump manufacturing operations, several companies, including Ingersoll Dresser Pump Co. (a subsidiary of Flowserve Corporation) and Goulds Pumps, Inc. (a subsidiary of ITT Industries), dominate the industry with several smaller companies, including Met-Pro, competing in select product lines and niche markets.

Index

With respect to the Product Recovery/Pollution Control Technologies reporting segment, Mefiag Filtration Technologies reporting segment and Filtration/Purification Technologies segment, we compete with numerous smaller as well as larger competitors, but there are no companies that dominate the markets in which we participate.

The Company is unable to state with certainty its relative positions in its various markets, but believes that it is a leading and respected competitor in each of its niche markets.

Research and Development:

Historically, due in part to the diversity of the Company’s products, research and development activities were typically initiated and conducted on a business unit basis.  Effective February 1, 2007, the Company created the position of Technical Director who is responsible for coordinating the Company’s research and development activities on a Company-wide basis.  Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the production of product recovery/pollution control equipment, fluid handling equipment, Mefiag filtration equipment and filtration/purification equipment; developing new products; and providing technological support to the manufacturing operations.

Research and development expenses were $1.8 million, $1.8 million and $2.3 million for the years ended January 31, 2009, 2008 and 2007, respectively.

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

Backlog:

Generally, the Company’s customers do not enter into long-term contracts, but rather issue purchase orders which are subject to negotiation and acceptance by the Company, at which point the Company considers the order to be “booked” and to be in backlog.  Certain orders that are included in our backlog amounts may be subject to customer approvals, most typically, approval of engineering drawings.  The rate of the Company’s bookings of new orders varies from month to month.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.

The dollar amount of the Company’s backlog of orders totaled $15,345,892 and $17,330,906 as of January 31, 2009 and 2008, respectively.  The Company expects that substantially all of the backlog that existed as of January 31, 2009 will be shipped during the ensuing fiscal year.  We have observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.

Index

Working Capital:

Certain business units require more significant working capital requirements than other business units, such as in the larger project business units comprising our Product Recovery/Pollution Control Technologies reporting segment. Additionally, inventory levels of our Fluid Handling Technologies reporting segment are not insubstantial. However, there have been no material changes in business practices that would result in material changes to our working capital requirements apart from the growth in sales, and we consider our working capital to be adequate.

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

Employees:

As of January 31, 2009, the Company employed 363 people, of whom 149 were involved in manufacturing, and 214 were engaged in administration, sales, engineering, supervision and clerical work.  The Company has had no work stoppages during the past five years and considers its employee relations to be good.

Foreign Operations:

Most of the Company’s operations and assets are located in the United States.  However, the Company also owns a manufacturing operation in Heerenveen, The Netherlands, through its wholly-owned subsidiary, Mefiag B.V., operates a sales office and warehouse in Vaughan, Ontario, Canada through its wholly-owned subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc., and operates a manufacturing facility in the People’s Republic of China, through its wholly-owned subsidiary, Mefiag (Guangzhou) Filter Systems Ltd.

The Company believes that currency fluctuations and political and economic instability do not constitute substantial risks to its business.

For information concerning foreign net sales on a reporting segment basis, reference is made to the consolidated business segment data contained on page 36.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2009, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2009, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant as of the filing date of this report:

Raymond J. De Hont, age 55, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003.  He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003.  Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003.  From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc business unit, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump business unit.

Gary J. Morgan, CPA, age 54, is Senior Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998.  Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

Paul A. Tetley, age 50, is Executive Vice President of the Company, a position to which he was appointed in March 2006, with responsibilities for Duall, Flex-Kleen, Met-Pro Product Recovery/Pollution Control Technologies Inc., Systems and the International Sales business unit, as well as for Strobic Air Corporation where he continues to serve as General Manager, a position he has held since December 1999.  Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Gennaro A. D’Alterio, age 37, is Vice President of the Company, a position to which he was appointed in February 2009.  Mr. D’Alterio continues to serve as General Manager of the Company’s Pump Group, which includes the Sethco, Fybroc and Dean Pump business units, a position he has held since July 2007.  Since joining the Company in 1994, he has served in a variety of roles including: Sales and Marketing Manager for the Sethco, Fybroc and Dean Pump business units and Regional Sales Manager for the Fybroc business unit.

Gregory C. Kimmer, age 54, is Vice President of the Company and General Manager of Duall, to which offices he was appointed in October 1989.  For more than five years prior thereto, Mr. Kimmer was employed by the company whose business is now operated as Duall.

Lewis E. Osterhoudt, age 58, is Vice President of the Company and General Manager of Keystone Filter, to which offices he was appointed in June 2004.  Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President.  For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Vincent J. Verdone, age 61, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary.  Mr. Verdone joined the Company in January 2005.  For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

There are no family relationships between any of the Directors or Executive Officers of the Registrant.  Each officer serves at the pleasure of the Board of Directors, subject, however, to agreements the Company has with certain officers providing for compensation in the event of termination of employment following a change in control of the Company.  See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” referenced in Item 12 of this Report.

Index

Item 1A.  Risk Factors:

Any of the events discussed as risk factors below may occur.  If they do, our business, financial condition, results of operations and cash flows could be materially adversely affected.  Additional risks and uncertainties not identified in this or other SEC filings, or that we currently deem immaterial, may also impair our business operations.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Economic conditions have recently deteriorated significantly in many of the countries and regions in which we do business and may remain depressed for the foreseeable future. Global economic conditions have been challenged by slowing growth and the sub-prime debt devaluation crisis, causing worldwide liquidity and credit concerns. Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:

•
reduced demand for our products, especially for those offered by our Product Recovery/Pollution Control Technologies reporting segment, which include large dollar projects more likely to be affected by economic conditions;

•	increased price competition for our products;
•	increased risk of excess and obsolete inventories;
•	increased risk in the collectability of cash from our customers;
•	increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
•	higher operating costs as a percentage of revenues.

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
Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma. The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2009 to settle these cases is $355,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $24,000. As of January 31, 2009, there were a total of 57 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and Maryland), as compared with 38 cases that were pending as of January 31, 2008. During the fiscal year ended January 31, 2009, 29 new cases were filed against the Company, and the Company was dismissed from 10 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently

Index

believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.

We maintain defined benefit pension plans that we must fund despite the freezing of the accrual of future benefits for our salaried and non-union hourly employees, effective December 31, 2006, and our union hourly employees, effective December 31, 2008.  In these plans’ fiscal year ended January 31, 2009, we contributed approximately $0.9 million. As of January 31, 2009, our unfunded pension liability was approximately $8.8 million, which is an increase of $6.6 million from the unfunded liability as of October 31, 2007, due to losses in the funds’ investment portfolios. We anticipate that we will be required to contribute approximately $1.7 million to these pension funds during the fiscal year ending January 31, 2010. The amount of this pension liability is also materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Changes in the expected return on plan assets assumption can result in significant changes in our pension expense.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 20% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen business unit. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  We have also made management changes at Flex-Kleen which we believe are helping to improve Flex-Kleen’s performance.  During each of the last several fiscal years, including the fiscal year ended January 31, 2009, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred.  The carrying value of the Flex-Kleen business unit as of January 31, 2009 and 2008 amounted to $12.8 million and $12.2 million, respectively.  The fair value of the Flex-Kleen business unit as of January 31, 2009 and 2008 totaled $14.2 million and $14.4 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $1.4 million and $2.2 million at January 31, 2009 and 2008, respectively.  Therefore, as of January 31, 2009, the Flex-Kleen business unit’s goodwill was not impaired. Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for the Flex-Kleen business unit by $2.2 million, $1.5 million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.
Flex-Kleen’s performance needs to continue to improve in order for us not to be required to write-off some or all of its goodwill.  If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would produce an adverse impact upon our results of operations.  For each of the last three fiscal years, including the fiscal year ended January 31, 2009, the actual net sales and operating profit for our Flex-Kleen business unit exceeded the projections used in our annual impairment model.  We anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2009 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate. Please refer to page 25 “Critical Accounting Policies and Estimates” for additional information concerning goodwill impairment.

Index

During our fiscal year ended January 31, 2008, we restated prior period financial statements and determined that we had material weaknesses in our internal control over financial reporting. Although we have made changes in our internal controls and believe that our internal control over financial reporting was effective as of January 31, 2009 as well as January 31, 2008, no evaluation of controls can provide absolute assurances that misstatements due to fraud or errors will not occur.

During our prior fiscal year ended January 31, 2008, we restated our financial statements for the fiscal year and fiscal quarter ended January 31, 2007 and for the fiscal quarters ended October 30, 2006, April 30, 2007, July 31, 2007 and October 30, 2007 as a result of revenue recognition errors. Specifically, the combination of the lack of effective policies and procedures surrounding the review of terms and conditions of customer purchase orders and with respect to the status of those orders, and other weaknesses in our controls as more fully identified in Item 9A in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, contributed (together with false statements by vendors, documents fabricated by an employee, and other unauthorized actions by the employee explicitly intended to circumvent our revenue recognition policies and procedures, as well as other policies and procedures) to the reporting of incorrect net sales and net income, as well as related errors, in our financial statements for the indicated fiscal periods.
In connection with this we determined that we had material weaknesses in our internal control over financial reporting, which we believe was remediated prior to January 31, 2008. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all instances of fraud, if any, within the Company have been detected.

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

In the fiscal year ended January 31, 2009, 26% of our sales were to customers outside the United States, as compared with 28% in the prior fiscal year. As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so.  Conducting business outside of the United States subjects us to additional risks, including:

Index

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

Item 1B.  Unresolved Staff Comments:

None.

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

Name	Structure	Property/Location	Status

Executive Offices,	73,000 square foot, cement	17 acres in Harleysville,	Owned
International Sales,	building, with finestone facing	Pennsylvania
Systems and
Strobic Air

Keystone Filter	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
	block building	Pennsylvania

Sethco and Fybroc	93,500 square foot, cement	8 acres in Telford,	Owned
	building with brick facing	Pennsylvania

Dean Pump	66,000 square foot, metal	17.1 acres in Indianapolis,	Owned
	building	Indiana

Duall and Mefiag	63,000 square foot, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan

Flex-Kleen	45,500 square foot, brick building	2.3 acres in Glendale Heights,	Owned
Illinois

Met-Pro Product	3,239 square foot, masonry	Vaughan, Ontario, Canada	Leased(1)
Recovery/Pollution Control	building
Technologies Inc.

Pristine Water Solutions Inc.	22,000 square foot, cement	2.55 acres in Waukegan,	Owned
	block building	Illinois

Mefiag B.V.	34,000 square foot, metal	1.1 acres in Heerenveen,	Owned
	and masonry building	The Netherlands

	Vacant land	3 acres in Heerenveen,	Owned
The Netherlands

Mefiag (Guangzhou) Filter	11,000 square foot cement	Guangzhou, People’s Republic	Leased(2)
Systems Ltd.	building	of China

(1)	On April 1, 2008, Met-Pro Product Recovery/Pollution Control Technologies Inc. entered into a lease for a sales and warehouse facility in Vaughan, Ontario, Canada which expires on March 31, 2011.
(2)	Mefiag (Guangzhou) Filter Systems Ltd.’s lease for the operation in Guangzhou, People’s Republic of China expires on July 31, 2010.

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

Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma. The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2009 to settle these cases is $355,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $24,000. As of January 31, 2009, there were a total of 57 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and Maryland), as compared with 38 cases that were pending as of January 31, 2008. During the fiscal year ended January 31, 2009, 29 new cases were filed against the Company, and the Company was dismissed from 10 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2009.

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

		Quarter ended
Year ended January 31, 2009	April	July	October	January

Price range of common shares:
High	$11.76	$15.38	$16.65	$13.50
Low	9.83	11.67	9.10	8.93
Cash dividend paid	.0550	.0550	.0550	.0600

Year ended January 31, 2008	April	July	October	January

Price range of common shares:
High	$12.01	$12.21	$13.52	$12.82
Low	10.69	11.18	10.40	10.20
Cash dividend paid	.0506	.0506	.0506	.0550

Index

(b) Performance Graph. The following graph sets forth the Company's total cumulative shareholder return as compared to the Russell 2000 Index, the Standard and Poor’s (the “S&P”) 600 Small Cap Industrial Machinery Index and the S&P 500 Index.

The total return on investment assumes $100 invested at the beginning of the period in (i) the Common Shares of the Company, (ii) S&P 600 Small Cap Machinery Index, (iii) S&P 500 Index, and (iv) the Russell 2000 Index.  Total return assumes reinvestment of dividends and reflects stock splits.  Historical stock price performance is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Met-Pro Corporation, S&P Industrial Machinery Index,
S&P 500 Index and Russell 2000 Index

2004	2005	2006	2007	2008	2009

Met-Pro Corporation	$100.00	$77.82	$107.43	$129.04	$117.77	$127.29
S&P Industrial Machinery Index	100.00	123.37	148.01	171.57	167.70	102.77
S&P 500 Index	100.00	104.43	113.17	127.15	121.87	73.01
Russell 2000 Index	100.00	107.45	126.25	137.81	122.82	76.37

(c) Holders. There were 571 registered shareholders on January 31, 2009, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(d) Dividends. The Board of Directors declared quarterly dividends of $.055 per share payable on March 11, 2008, June 12, 2008, and September 10, 2008 to shareholders of record at the close of business on February 26, 2008, May 29, 2008 and August 27, 2008, respectively.  The Board of Directors declared quarterly dividends of $.06 per share payable on December 10, 2008 and March 12, 2009 to shareholders of record as of November 26, 2008 and February 26, 2009, respectively.

Index

(e) Securities Authorized For Issuance Under Equity Compensation Plans.  Set forth below is information aggregated as of January 31, 2009 with respect to four equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	1,193,533 (1)	$9.54 (1)	1,078,242 (1)
Equity compensation plans not approved
by security holders	-	-	-

(1)	Subject to adjustment by the terms of the plans in connection with stock splits and other similar transactions.

(f) Stock Repurchases. The Company’s purchases of its Common Shares during the fiscal year ended January 31, 2009, represented in the table below, were made pursuant to the Company’s stock repurchase program first announced on December 19, 2000 (the “2000 Stock Buy Back Program”), which the Company enlarged in connection with stock splits to an aggregate of 711,111 shares.  The Company’s purchases during the fiscal year ended January 31, 2009 also included a privately negotiated purchase of 539,867 shares (which is included in the chart below) that was specifically approved by the Company’s Board of Directors.  As a result of this transaction, the Company considers the 2000 Stock Buy Back Program to be complete and now terminated.  On November 5, 2008, the Company announced a new stock repurchase program covering 300,000 Common Shares.  This program has no fixed expiration date.

Issuer Purchases of
Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plan or
Period	Purchased	Per Share	Programs	Programs
February 1-29, 2008	0	$ -	0	310,019
March 1-31, 2008	0	-	0	310,019
April 1-30, 2008	0	-	0	310,019
May 1-31, 2008	0	-	0	310,019
June 1-30, 2008	0	-	0	310,019
July 1-31, 2008	37,327	14.80	0	272,692
August 1-31, 2008	27,086	15.56	0	245,606
September 1-30, 2008	100,247	15.67	0	145,359
October 1-31, 2008	567,075	9.09	0	0
November 1-30, 2008	0	-	0	300,000
December 1-31, 2008	0	-	0	300,000
January 1-31, 2009	0	-	0	300,000
Total	731,735	$10.52	0	300,000

Index

Item 6.  Selected Financial Data:

			Years ended January 31,
	2009	2008		2007	2006	2005

Selected Operating Statement Data
Net sales	$103,391,926	$106,867,849		$93,505,504	$87,687,053	$74,431,932
Income from operations	14,057,079	17,597,491	(1)	9,757,075	9,662,604	7,384,115
Net income	9,861,065	11,906,165	(2)	6,926,804	7,313,284	4,814,679
Earnings per share, basic	.66	.79	(3)	.46	.49	.32
Earnings per share, diluted	.65	.78	(4)	.46	.48	.32

Selected Balance Sheet Data
Current assets	$64,161,732	$68,095,140		$58,803,353	$53,413,413	$50,034,033
Current liabilities	12,239,667	16,850,801		14,364,393	14,361,953	12,916,500
Working capital	51,922,065	51,244,339		44,438,960	39,051,460	37,117,533
Current ratio	5.2	4.0		4.1	3.7	3.9
Total assets	104,752,304	109,410,903		96,741,657	89,071,391	82,687,604
Long-term obligations	3,753,228	4,075,682		5,417,990	2,723,586	4,039,068
Total shareholders’ equity	78,777,481	83,243,168		72,313,132	67,538,238	63,165,191
Total capitalization	82,530,709	87,318,850		77,731,122	70,261,824	67,204,259
Return on average total assets, %	9.2	11.6		7.5	8.5	5.9
Return on average shareholders’ equity, %	12.2	15.3		9.9	11.2	7.8

Other Financial Data
Net cash flows from operating activities	$12,142,087	$9,875,144		$3,900,152	$4,441,414	$8,545,521
Capital expenditures	1,580,528	5,456,418		4,398,910	4,151,253	1,193,767
Dollar value of share repurchases	7,694,333	630,515		-	140,135	538,499
Shareholders’ equity per share	5.40	5.56		4.84	4.53	4.25
Cash dividends paid per share	.230	.207		.191	.178	.166
Average common shares, basic	14,909,809	15,002,012		14,943,174	14,918,209	14,861,124
Average common shares, diluted	15,219,540	15,328,368		15,205,012	15,111,483	15,045,342
Common shares outstanding	14,600,109	15,039,030		14,953,658	14,929,480	14,876,518

(1)	Includes $3,513,940 from the sale of a building owned by the Company in Hauppauge, New York.
(2)	Includes $2,213,782 (net of tax) from the sale of a building owned by the Company in Hauppauge, New York.
(3)	Includes $0.14 per share from the sale of a building owned by the Company in Hauppauge, New York.
(4)	Includes $0.15 per share from the sale of a building owned by the Company in Hauppauge, New York.

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

	Years ended January 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.1%	66.0%	67.9%
Gross profit	34.9%	34.0%	32.1%

Selling, general and administrative expense	21.3%	20.8%	21.7%
Gain on sale of building	-	(3.3%)	-
Income from operations	13.6%	16.5%	10.4%

Interest expense	(.2%)	(.3%)	(.4%)
Other income, net	.4%	.9%	1.0%
Income before taxes	13.8%	17.1%	11.0%

Provision for taxes	4.3%	6.0%	3.6%
Net income	9.5%	11.1%	7.4%

FYE 2009 vs FYE 2008:

Net sales for the fiscal year ended January 31, 2009 were $103.4 million compared with $106.9 million for the fiscal year ended January 31, 2008, a decrease of $3.5 million or 3.3%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $50.0 million, or $6.9 million lower than the $56.9 million of sales for the fiscal year ended January 31, 2008, a decrease of 12.2%. The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales of our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, partially offset by higher sales of our particulate collection equipment and laboratory fume hood exhaust systems.  The sales for this segment in fiscal year 2009 were impacted by a global economic slowdown.  The fiscal year 2008 sales benefited from a $7.4 million sale of an air pollution control system for the removal of volatile organic compounds and other atmospheric pollutants, the largest order in the Company’s history; there was no similar large order in the fiscal year 2009.

Sales in the Fluid Handling Technologies reporting segment totaled $30.4 million, or $2.8 million higher than the $27.6 million of sales for the fiscal year ended January 31, 2008, an increase of 10.3%. The sales increase in the Fluid Handling Technologies reporting segment was due to increased demand for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.

Sales in the Mefiag Filtration Technologies reporting segment totaled $11.2 million, or $0.3 million lower than the $11.5 million of sales for the fiscal year ended January 31, 2008, a decrease of 3.1%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due primarily to decreased demand for our horizontal disc filter systems, due to a slowdown in the markets this segment services, such as the automotive and housing.

Sales in the Filtration/Purification Technologies segment were $11.8 million, or $1.0 million higher than the $10.8 million of sales for the fiscal year ended January 31, 2008, an increase of 9.0%.  This increase was due to increased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as well as for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Index

Foreign sales were $26.5 million for the fiscal year ended January 31, 2009, compared with $30.2 million for the same period last year, a decrease of 12.2%.  Compared with the prior fiscal year, foreign sales decreased 27.4% in the Product Recovery/Pollution Control Technologies reporting segment, increased 9.7% in the Fluid Handling Technologies reporting segment, decreased 4.3% in the Mefiag Filtration Technologies reporting segment and increased 17.5% in the Filtration/Purification Technologies segment.  The decrease in the Product Recovery/Pollution Control Technologies reporting segment sales was primarily due to global economic slowdown.

Income from operations for the fiscal year ended January 31, 2009 was $14.1 million compared with $17.6 million for the fiscal year ended January 31, 2008, a decrease of $3.5 million.  The decrease in income from operations was due to the $3.5 million gain recognized during the first quarter ended April 30, 2007 from the sale of the Company’s property in Hauppauge, Long Island, New York.  Excluding the gain on the sale of this New York property, income from operations for the fiscal year ended January 31, 2009 was equal to the income from operations for the fiscal year ended January 31, 2008.  For comparative purposes, the following income from operations analysis by segment does not include the gain on the sale of the New York property.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $5.6 million, or $1.0 million lower than the $6.6 million for the fiscal year ended January 31, 2008, a decrease of 15.5%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to decreased net sales of our air pollution control systems for the removal of volatile organic compounds and other atmospheric pollutants, our particulate collection equipment and odor control equipment, partially offset by increased net sales of our laboratory fume hood exhaust systems.

Income from operations in the Fluid Handling Technologies reporting segment totaled $6.8 million, or $0.9 million higher than the $5.9 million for the fiscal year ended January 31, 2008, an increase of 16.2%. The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales and higher gross margins for our metallic industrial process pumps and fiberglass reinforced plastic centrifugal pumps that handle a broad range of applications.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $0.5 million, or $0.4 million lower than the $0.9 million for the fiscal year ended January 31, 2008, a decrease of 43.7%. The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was primarily related to a decrease in net sales and lower gross margins for our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $1.2 million, or $0.5 million higher than the $0.7 million for the fiscal year ended January 31, 2008, an increase of 55.9%.  The increase in income from operations in the Filtration/Purification Technologies segment was due to increased net sales and higher gross margins for our water treatment compounds.

Net income for the fiscal year ended January 31, 2009 was $9.9 million compared with $11.9 million for the fiscal year ended January 31, 2008, a decrease of $2.0 million.  This decrease in net income was related to the gain during the first quarter ended April 30, 2007 on the sale of the New York property, which increased net income by $2.2 million.  Excluding the gain on the sale of this New York property, net income for the fiscal year ended January 31, 2009 was $0.2 million higher than the net income for the fiscal year ended January 31, 2008 of $9.7 million, an increase of 1.7%.

The gross margin for the fiscal year ended January 31, 2009 was 34.9% compared with 34.0% for the same period in the prior year.  This increase in gross margin was due to higher gross margins in three segments (the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments and the Filtration/Purification Technologies segment), offset by lower gross margins in the Mefiag Filtration Technologies reporting segment as compared with the fiscal year ended January 31, 2008.

Selling expense was $10.7 million for the fiscal year ended January 31, 2009, a decrease of $0.8 million over the prior year. This decrease was primarily due to lower representative and distributor commission expense for the period.  Selling expense as a percentage of net sales was 10.4% for the fiscal year ended January 31, 2009 compared with 10.7% for the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $11.3 million for the fiscal year ended January 31, 2009, compared with $10.8 million in the prior fiscal year.  This increase was primarily related to higher consultant and legal expenses and management incentive accruals. General and administrative expense as a percentage of net sales was 11.0% for the fiscal year ended January 31, 2009 compared with 10.1% for the prior fiscal year.

Index

Interest expense was approximately $0.2 million for the fiscal year ended January 31, 2009 compared with $0.3 million for the prior year.  This decrease was due principally to a decrease in long-term debt.

Other income, net, was $0.4 million for the fiscal year ended January 31, 2009 compared with $1.0 million in the prior year.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the fiscal years ended January 31, 2009 and 2008 were 30.8% and 34.8%, respectively.  The effective tax rate of 30.8% for the fiscal year ended January 31, 2009 is a result of a 33.5% effective tax rate, offset by an adjustment of 1.0% due to a reevaluation of the Company’s FIN No. 48 accrual and an adjustment of 1.7% due to the exercise of non-qualified stock options and their impact on taxable income.  The change in the effective tax rate between the fiscal year ended January 31, 2009 and 2008 was due primarily to (i) the additional tax expense related to the gain on the sale of the Company’s building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 0.9% for the fiscal year ended January 31, 2008, (ii) the reduction in the FIN No. 48 accrual in the fiscal year ended January 31, 2009, and (iii) the reduction of accrued tax liability resulting from the exercise of non-qualified stock options.

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

Sales in the Mefiag Filtration Technologies reporting segment totaled $11.5 million, or $2.6 million higher than the $8.9 million of sales for the fiscal year ended January 31, 2007, an increase of 30.1%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to increased demand for our horizontal disc filter systems.

Sales in the Filtration/Purification Technologies segment totaled $10.9 million, or $0.1 million higher than the $10.8 million of sales for the fiscal year ended January 31, 2007.

Foreign sales increased to $30.2 million for the fiscal year ended January 31, 2008, compared with $22.6 million for the same period last year, a 34.0% increase.  Compared with the prior fiscal year, foreign sales increased 71.9% in the Product Recovery/Pollution Control Technologies reporting segment, decreased 5.0% in the Fluid Handling Technologies reporting segment, increased 27.6% in the Mefiag Filtration Technologies reporting segment and increased 10.2% in the Filtration/Purification Technologies segment.

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

Index

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

Income from operations in the Mefiag Filtration Technologies reporting segment was $0.9 million, or $0.6 million higher than the $0.3 million for the fiscal year ended January 31, 2007, an increase of 238%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was principally related to increased sales of our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $0.7 million, or $0.1 million lower than the $0.8 million for the fiscal year ended January 31, 2007, a decrease of 6.4%.  The slight decrease in income from operations in the Filtration/Purification Technologies segment was due primarily to higher payroll and fringes relating to the expansion of the sales organization for this segment.

Net income for the fiscal year ended January 31, 2008 was $11.9 million compared with $6.9 million for the fiscal year ended January 31, 2007, an increase of $5.0 million.  This increase in net income was related to (i) a gain during the first quarter ended April 30, 2007 on the sale of New York property, which increased net income by $2.2 million, (ii) higher sales volume in the three reporting segments and the one other segment and (iii) higher gross margins in the three reporting segments and the one other segment.

The gross margin for the fiscal year ended January 31, 2008 was 34.0% compared with 32.1% for the same period in the prior year.   This increase in gross margin was due to higher gross margins in the three reporting segments and the one other segment as a result of the implementation of certain strategic measures, including among other measures, selected sales price increases and improved purchasing practices.

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

Index

Liquidity:

The Company’s cash and cash equivalents were $21.7 million on January 31, 2009 compared with $21.9 million on January 31, 2008, a decrease of $0.2 million.  This decrease is the net result of the positive cash flows provided by operating activities of $12.1 million and the exercise of stock options amounting to $1.9 million, offset by payment of the quarterly cash dividends amounting to $3.4 million, payments on long-term debt totaling $1.7 million, investment in property and equipment amounting to $1.6 million and purchase of treasury shares amounting to $7.7 million. The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable, net were $20.2 million on January 31, 2009, a decrease of $2.8 million compared with the prior fiscal year.  This decrease is principally due to the lower level of sales in January 2009.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.

Inventories totaled $20.2 million on January 31, 2009, a decrease of $1.0 million compared with the prior fiscal year.  This decrease is primarily attributable to less inventory purchased during the fiscal year ended January 31, 2009 for orders and projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $12.2 million on January 31, 2009 compared with $16.9 million on January 31, 2008, a decrease of $4.7 million.  This decrease is due to a decrease in current debt, accounts payable and accrued salaries, wages and expenses.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign non-committed lines of credit totaling $4.4 million, all of which are available for working capital purposes, except for $0.4 million outstanding as of January 31, 2009 borrowed by the Company’s Mefiag B.V. subsidiary to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of January 31, 2009 and 2008, working capital was $51.9 million and $51.2 million, respectively, and the current ratio was 5.2 and 4.0, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2009 amounted to $12.1 million compared with $9.9 million in the fiscal year ended January 31, 2008, an increase of $2.2 million.  This increase in cash flows from operating activities was due principally to decreases in accounts receivable, inventory, accounts payable and accrued expenses and other non-current liabilities.

Cash flows used in investing activities during the fiscal year ended January 31, 2009 amounted to $1.5 million compared with $1.1 million during the fiscal year ended January 31, 2008.  Cash used in investing activities increased in fiscal year 2009 compared with fiscal year 2008 in part because fiscal 2008 included proceeds from the sale of the New York property amounting to $4.3 million, which was partially offset by the purchase of the $3.2 million property in suburban Chicago, Illinois, which is occupied by its Flex-Kleen business unit, as part of a Section 1031 tax-free exchange in connection with the sale of the New York property.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the fiscal year ended January 31, 2009 utilized $10.8 million of available resources, whereas the Company utilized $4.2 million during the fiscal year ended January 31, 2008.  The fiscal year 2009 financing outflows provided payments of quarterly cash dividends amounting to $3.4 million, the reduction of long-term debt totaling $1.7 million and the purchase of treasury shares amounting to $7.7 million, offset by the exercise of stock options amounting to a cash inflow of $1.9 million.

The Company paid $1.7 million of scheduled debt during the current fiscal year.  The percentage of long-term debt to equity at January 31, 2009 decreased to 4.8% compared with 4.9% at January 31, 2008.

Index

During the fiscal year ended January 31, 2009, the Company repurchased a total of 731,735 shares that included shares repurchased pursuant to a 711,111 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000 and a privately negotiated purchase of 539,867 shares that was specifically approved by the Company’s Board of Directors.  The Company considers the 711,111 share stock repurchase program to have been completed during the fiscal year ended January 31, 2009, and on November 5, 2008, the Company announced a new stock repurchase program covering 300,000 Common Shares.  This program has no fixed expiration date.

The Board of Directors declared quarterly dividends of $.055 per share payable on March 11, 2008, June 12, 2008 and September 10, 2008 to shareholders of record at the close of business on February 26, 2008, May 29, 2008 and August 27, 2008, respectively, and quarterly dividends of $.06 per share payable on December 10, 2008 and March 12, 2009 to shareholders of record at the close of business on November 26, 2008 and February 26, 2009, respectively.

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting SFAS No. 158 resulted in a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2008, and an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009.  We froze the accrual of future benefits for our salaried and non-union hourly employees effective as of December 31, 2006, and for our union hourly employees effective as of December 31, 2008. As of January 31, 2009, our unfunded pension liability was approximately $8.8 million, and we expect to contribute approximately $1.7 million to the pension plans during the fiscal year January 31, 2010.

As part of our commitment to the future, the Company expended $1.8 million on research and development in each of the fiscal years ended January 31, 2009 and 2008.

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

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures that are material to investors.

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations as of January 31, 2009 by required payment periods:

						Total
						Contractual
Payments Due By	Long-Term	Purchase	Operating	Interest	Pension	Cash
Period	Debt	Obligations	Leases	Expense	Contributions	Obligations
Less than 1 Year	$746,042	$5,528,061	$88,779	$168,632	$1,704,639	$8,236,153
1 – 3 Years	723,784	-	61,245	270,725	4,003,055	5,058,809
3 – 5 Years	723,784	-	-	207,103	4,191,812	5,122,699
More than 5 Years	1,951,452	-	-	288,039	458,181	2,697,672
Total	$4,145,062	$5,528,061	$150,024	$934,499	$10,357,687	$21,115,333

Index

Future expected obligations under the Company's pension plans are included in the contractual cash obligations table on the prior page.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will be required to contribute $1,704,639 to its pension and defined contribution plans during the fiscal year ending January 31, 2010.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting SFAS No. 158 resulted in a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2008, and an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. With respect to the Company, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after February 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for future acquisitions by the Company.

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

Index

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

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”, effective February 1, 2002, the Company’s unamortized goodwill balance is being assessed, at least annually, for impairment.  The Company performs its annual impairment test for each business unit using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the business units, which comprise our operating segments.  In calculating the fair value of the business units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon market and industries outlooks, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to the Company.

During the fiscal year ended January 31, 2009, we performed an impairment analysis on each of the Company’s business units that carry goodwill on their balance sheets.  In each case, except for the Flex-Kleen business unit which represents 53.5% of the total company-wide goodwill, the fair value of the business unit exceeded the carrying amount, including goodwill, by a significant amount.  For the Flex-Kleen business unit, the carrying value, including goodwill of $11.1 million, as of January 31, 2009 and 2008, amounted to $12.8 million and $12.2 million, respectively.  The fair value of the Flex-Kleen business unit as of January 31, 2009 and 2008 totaled $14.2 million and $14.4 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $1.4 million and $2.2 million at January 31, 2009 and 2008, respectively.  Therefore, as of January 31, 2009, the Flex-Kleen business unit’s goodwill was not impaired.

Our Flex-Kleen business unit, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, the actual results exceeded the projected results used in the impairment model.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for the Flex-

Index

Kleen business unit by $2.2 million, $1.5 million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of costs in excess of net assets of businesses acquired.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008, and 2009.  During the fiscal year ended January 31, 2009, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. For the fiscal year ended January 31, 2009, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model.  We anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2009 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate;

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

Index

•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  During the fiscal year January 31, 2008, we restated our financial statements for the fiscal quarters ended October 31, 2006 through October 31, 2007 as well as for the fiscal year ended January 31, 2007 as a result of revenue recognition errors and other financial statement errors that we made due to material weaknesses in internal control over financial reporting that was exploited by an employee who sought to circumvent our internal controls and other policies and procedures.  Although we have instituted new controls and procedures intended to improve our control over revenue recognition and believe that our internal control over financial reporting as of January 31, 2009 is effective, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix and the cost of materials, with effect on margins;
•	changes in our existing management;
•	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;
•	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
•	the assertion of litigation claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
•	the effect of acquisitions and other strategic ventures;
•	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
•	the cancellation or delay of purchase orders or shipments;
•	losses related to sales; and/or
•	failure in execution of acquisition strategy.

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

The fair value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2009 was $4.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2009.  Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.  There was no hedge ineffectiveness as of January 31, 2009.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $223,151 (net of tax) at January 31, 2009 and a decrease in equity of $107,415 (net of tax) at January 31, 2008.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 5, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in The Netherlands, Canada and the People’s Republic of China.  In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results.  Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the limited size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ended January 31, 2010.

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

As of January 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of January 31, 2009 is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of January 31, 2009, has been audited by Margolis & Company P.C., an independent registered public accounting firm. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent or detect all errors and all frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, or because of intentional acts designed to circumvent controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

/s/ Raymond J. De Hont
Raymond J. De Hont
President and Chief Executive Officer

/s/ Gary J. Morgan
Gary J. Morgan
Chief Financial Officer

Harleysville, Pennsylvania
February 20, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation as of January 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2009 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 20, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Met-Pro Corporation
Harleysville, Pennsylvania

We have audited Met-Pro Corporation’s (the “Company”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Met-Pro Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Met-Pro Corporation as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended January 31, 2009, and our report dated February 20, 2009 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 20, 2009

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended January 31,
	2009	2008	2007
Net sales	$103,391,926	$106,867,849	$93,505,504
Cost of goods sold	67,290,930	70,495,481	63,459,996
Gross profit	36,100,996	36,372,368	30,045,508

Operating expenses
Selling	10,704,584	11,484,530	10,188,670
General and administrative	11,339,333	10,804,287	10,099,763
Gain on sale of building	-	(3,513,940)	-
	22,043,917	18,774,877	20,288,433
Income from operations	14,057,079	17,597,491	9,757,075

Interest expense	(228,249)	(304,325)	(351,152)
Other income, net	429,074	968,715	932,590
Income before taxes	14,257,904	18,261,881	10,338,513
Provision for taxes	4,396,839	6,355,716	3,411,709
Net income	$9,861,065	$11,906,165	$6,926,804

Earnings per share
Basic	$.66	$.79	$.46
Diluted	$.65	$.78	$.46

Average number of common and
common equivalent shares outstanding
Basic	14,909,809	15,002,012	14,943,174
Diluted	15,219,540	15,328,368	15,205,012
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

	January 31,
ASSETS	2009	2008
Current assets
Cash and cash equivalents	$21,749,653	$21,906,877
Marketable securities	-	20,369
Accounts receivable, net of allowance for
doubtful accounts of approximately
$167,000 and $152,000, respectively	20,177,672	23,013,988
Inventories	20,236,865	21,258,227
Prepaid expenses, deposits and other current assets	1,997,542	1,895,679
Total current assets	64,161,732	68,095,140

Property, plant and equipment, net	19,389,597	20,233,827
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	402,062	283,023
Total assets	$104,752,304	$109,410,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$746,042	$2,028,482
Accounts payable	5,464,629	7,512,874
Accrued salaries, wages and expenses	4,546,199	6,023,857
Dividend payable	876,007	827,147
Customers’ advances	356,008	260,698
Deferred income taxes	250,782	197,743
Total current liabilities	12,239,667	16,850,801

Long-term debt	3,753,228	4,075,682
Other non-current liabilities	8,855,912	2,109,250
Deferred income taxes	1,126,016	3,132,002
Total liabilities	25,974,823	26,167,735
Commitments
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 and 15,928,810 shares issued,
of which 1,328,570 and 889,780 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,881
Additional paid-in capital	2,465,193	1,897,655
Retained earnings	89,727,308	83,267,096
Accumulated other comprehensive income (loss)	(4,324,293)	1,340,427
Treasury shares, at cost	(10,683,595)	(4,854,891)
Total shareholders’ equity	78,777,481	83,243,168
Total liabilities and shareholders’ equity	$104,752,304	$109,410,903
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended January 31,
2009	2008	2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$9,861,065	$11,906,165	$6,926,804
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,924,611	1,738,625	1,602,138
Deferred income taxes	913,356	1,369,460	26,203
(Gain) loss on sales of property and equipment, net	(18,174)	(3,556,088)	13,310
Loss on sale of investments	11,102	-	-
Stock-based compensation	432,204	510,108	327,200
Allowance for doubtful accounts	14,695	19,352	(114,238)
(Increase) decrease in operating assets:
Accounts receivable	2,414,216	(2,633,358)	(1,831,614)
Inventories	723,256	(1,197,111)	(3,161,103)
Prepaid expenses and deposits	(653,985)	(754)	2,872
Other assets	374,563	(115,992)	332,466
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,113,308)	2,654,425	255,908
Customers’ advances	96,670	(723,531)	(721,878)
Other non-current liabilities	(838,184)	(96,157)	242,084
Net cash provided by operating activities	12,142,087	9,875,144	3,900,152

Cash flows from investing activities
Proceeds from sales of property and equipment	20,785	4,396,164	14,310
Acquisitions of property and equipment	(1,580,528)	(5,456,418)	(4,398,910)
Increase in securities available for sale	(472)	-	(21,820)
Proceeds from sale of securities	11,190	-	-
Net cash (used in) investing activities	(1,549,025)	(1,060,254)	(4,406,420)

Cash flows from financing activities
Proceeds from new borrowings	-	-	4,312,293
Reduction of debt	(1,664,252)	(1,499,334)	(1,492,699)
Exercise of stock options	1,912,398	1,081,835	147,174
Payment of dividends	(3,359,962)	(3,101,839)	(2,857,423)
Purchase of treasury shares	(7,694,333)	(630,515)	-
Payment of cash in lieu of fractional shares	-	(1,642)	-
Net cash provided by (used in) financing activities	(10,806,149)	(4,151,495)	109,345
Effect of exchange rate changes on cash	55,863	(78,712)	35,812
Net increase (decrease) in cash and cash equivalents	(157,224)	4,584,683	(361,111)
Cash and cash equivalents at beginning of year	21,906,877	17,322,194	17,683,305
Cash and cash equivalents at end of year	$21,749,653	$21,906,877	$17,322,194
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2006	$1,284,661	$7,564,180	$70,645,717	($321,821)	($11,634,499)	$67,538,238
Comprehensive income:
Net income	-	-	6,926,804	-	-
Foreign currency translation adjustment	-	-	-	291,299	-
Interest rate swap, net of tax of $21,772	-	-	-	(36,040)	-
Securities available for sale, net of tax of ($840)	-	-	-	1,430	-
Minimum pension liability adjustment,
net of tax of $16,075	-	-	-	31,661	-
Total comprehensive income						7,215,154
Dividends paid, $.1444 per share	-	-	(2,157,604)	-	-	(2,157,604)
Dividend declared, $.0507 per share	-	-	(757,029)	-	-	(757,029)
Stock-based compensation	-	327,200	-	-	-	327,200
Stock option transactions	-	19,328	-	-	127,845	147,173
Balances, January 31, 2007	1,284,661	7,910,708	74,657,888	(33,471)	(11,506,654)	72,313,132
Comprehensive income:
Net income	-	-	11,906,165	-	-
Adoption of FIN No. 48	-	-	(125,000)	-	-
Foreign currency translation adjustment	-	-	-	760,412	-
Interest rate swap, net of tax of $34,645	-	-	-	(58,990)	-
Securities available for sale, net of tax of $1,377	-	-	-	(2,344)	-
Minimum pension liability adjustment,
net of tax of ($396,323)	-	-	-	674,820	-
Total comprehensive income						13,155,063
Stock split four-for-three	398,220	(398,220)	-	-	-	-
Cash in lieu of fractional shares	-	(1,642)	-	-	-	(1,642)
Dividends paid, $.1518 per share	-	-	(2,344,810)	-	-	(2,344,810)
Dividend declared, $.055 per share	-	-	(827,147)	-	-	(827,147)
Stock-based compensation	-	510,108	-	-	-	510,108
Stock option transactions	-	351,557	-	-	730,278	1,081,835
Purchase of 51,205 treasury shares	-	-	-	-	(630,515)	(630,515)
Treasury share retirement (900,000 shares)	(90,000)	(6,462,000)	-	-	6,552,000	-
Stock option tax loss	-	(12,856)	-	-	-	(12,856)
Balances, January 31, 2008	1,592,881	1,897,655	83,267,096	1,340,427	(4,854,891)	83,243,168
Comprehensive income:
Net income	-	-	9,861,065	-	-
Pension measurement	-	-	7,969	-	-
Foreign currency translation adjustment	-	-	-	(771,445)	-
Interest rate swap, net of tax of $67,972	-	-	-	(115,736)	-
Securities available for sale, net of tax of ($537)	-	-	-	914	-
Minimum pension liability adjustment,
net of tax of $2,806,393	-	-	-	(4,778,453)	-
Total comprehensive income						4,204,314
Dividends paid, $.165 per share	-	-	(2,532,815)	-	-	(2,532,815)
Dividend declared, $.06 per share	-	-	(876,007)	-	-	(876,007)
Stock-based compensation	-	432,204	-	-	-	432,204
Stock option transactions	-	46,769	-	-	1,865,629	1,912,398
Purchase of 731,735 treasury shares	-	-	-	-	(7,694,333)	(7,694,333)
Stock option tax benefit	-	88,552	-	-	-	88,552
Common share adjustment	(13)	13	-	-	-	-
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED BUSINESS SEGMENT DATA

	Years ended January 31,
	2009	2008	2007
Net sales to unaffiliated customers
Product recovery/pollution control technologies	$49,968,918	$56,897,328	$47,685,248
Fluid handling technologies	30,414,765	27,578,301	26,099,803
Mefiag filtration technologies	11,183,054	11,543,563	8,872,909
Filtration/purification technologies	11,825,189	10,848,657	10,847,544
	$103,391,926	$106,867,849	$93,505,504
Includes foreign sales of:
Product recovery/pollution control technologies	$10,565,955	$14,559,153	$8,470,879
Fluid handling technologies	7,320,016	6,669,921	7,017,331
Mefiag filtration technologies	8,397,998	8,773,134	6,876,443
Filtration/purification technologies	241,926	205,835	186,722
	$26,525,895	$30,208,043	$22,551,375

Income from operations
Product recovery/pollution control technologies	$5,556,919	$6,573,097	$4,339,795
Fluid handling technologies	6,848,148	5,895,780	4,362,276
Mefiag filtration technologies	488,514	868,252	257,256
Filtration/purification technologies	1,163,498	746,422	797,748
Gain on sale of building	-	3,513,940	-
	$14,057,079	$17,597,491	$9,757,075

Depreciation and amortization expense
Product recovery/pollution control technologies	$538,867	$511,350	$473,354
Fluid handling technologies	770,072	655,048	632,464
Mefiag filtration technologies	365,025	324,917	267,899
Filtration/purification technologies	250,647	247,310	228,421
	$1,924,611	$1,738,625	$1,602,138

Capital expenditures
Product recovery/pollution control technologies	$551,789	$3,543,346	$252,777
Fluid handling technologies	431,402	1,171,855	2,237,574
Mefiag filtration technologies	213,985	90,271	1,414,164
Filtration/purification technologies	128,160	378,871	156,937
	1,325,336	5,184,343	4,061,452
Corporate	255,192	272,075	337,458
	$1,580,528	$5,456,418	$4,398,910

Identifiable assets at January 31
Product recovery/pollution control technologies	$39,623,284	$40,509,227	$34,907,323
Fluid handling technologies	22,056,812	22,401,768	21,667,719
Mefiag filtration technologies	11,410,677	12,810,694	11,602,197
Filtration/purification technologies	9,369,905	8,877,725	8,912,142
	82,460,678	84,599,414	77,089,381
Corporate	22,291,626	24,811,489	19,652,276
	$104,752,304	$109,410,903	$96,741,657
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:

The Company manufactures and sells product recovery and pollution control equipment for purification of air and liquids, fluid handling equipment for corrosive, abrasive and high temperature liquids, and filtration and purification products. The Company has three reporting segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies).

Basis of presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc. (formerly Flex-Kleen Canada Inc.), Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd. and Met-Pro (Hong Kong) Company Limited.  Significant intercompany accounts and transactions have been eliminated.

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

Marketable securities:

Marketable securities at January 31, 2008 are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of any related tax effect, reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net.

Inventories:

Inventories are stated at the lower of cost (principally first-in, first-out) or market, except for the inventory at the Dean Pump business unit which is determined on the last-in, first-out basis (see Note 3).

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

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

The carrying amount of all long-lived assets is evaluated periodically to determine if an adjustment to the depreciation period or the non-depreciated balance is warranted.   Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2009.

Costs in excess of net assets of businesses acquired:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided.  SFAS No. 142, which became effective for the Company as of February 1, 2002, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually.  The Company performed its annual impairment test for each reporting unit in the fourth quarter of the fiscal year ended January 31, 2009 using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon the outlook of markets and industries, our business plans and historical data. Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to Met-Pro Corporation.

No impairment was present upon performing this test, since the fair value of each reporting unit exceeded its carrying value, including goodwill. At January 31, 2009, costs in excess of net assets of businesses acquired associated with the Company’s three reporting segments and one other segment totaled $20,798,913.

The changes in the carrying amount of costs in excess of net assets of businesses acquired by the three reporting segments and one other segment for the fiscal year ended January 31, 2009 are as follows:

	Product Recovery/		Mefiag	Filtration/
	Pollution Control	Fluid Handling	Filtration	Purification
	Technologies	Technologies	Technologies	Technologies	Total
Balance as of February 1, 2008	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913
Goodwill acquired during the period	-	-	-	-	-
Balance as of January 31, 2009	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

Revenue recognition:

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,091,971, $1,059,951 and $933,957 for the years ended January 31, 2009, 2008, and 2007, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $1,845,562, $1,750,035 and $2,291,262 for the years ended January 31, 2009, 2008, and 2007, respectively.

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

Dividends:

On December 3, 2008, the Board of Directors declared a $0.06 per share quarterly cash dividend payable on March 12, 2009 to shareholders of record on February 26, 2009, amounting to an aggregate of $876,007.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 2) and trade accounts receivable.  The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers, and dispersion among the operating segments and geographic areas.  It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Supplemental cash flow information:

	2009	2008	2007
Cash paid during the year for:
Interest	$248,970	$331,555	$357,130
Income taxes	4,305,042	4,829,003	3,824,715

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 was adopted by the Company in the first quarter of fiscal year 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires that we recognize the over-funded or under-funded status of our pension plans (the Plans) as an asset or liability in the fiscal year ended January 31, 2007 consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur.  SFAS No. 158 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No. 158 resulted in a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2008, and an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective February 1, 2007.  See Note 9 for further information.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. With respect to the Company, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after February 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for acquisitions by the Company.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 2:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and short-term investments at January 31, 2009 and 2008 were valued at cost (approximating market) and amounted to $21,749,653 and $21,906,877, respectively.  Short-term investments consist principally of certificate of deposits with an original maturity of three months or less and money market funds, both of which are considered to be cash equivalents.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Debt:

The fair value and carrying amount of long-term debt were as follows:

	January 31,
	2009	2008
Fair value	$4,495,781	$6,084,990
Carrying amount	4,499,270	6,104,164

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

The Company’s financial instruments are not held for trading purposes.

NOTE 3:	INVENTORIES

Inventories consisted of the following:

	January 31,
	2009	2008
Raw materials	$15,416,249	$15,817,283
Work in process	2,013,789	2,384,413
Finished goods	2,806,827	3,056,531
	$20,236,865	$21,258,227

At January 31, 2009 and 2008, inventories valued at the last-in, first-out method (“LIFO”) were $2,748,981 and $2,973,958, respectively.  The LIFO value of inventories was lower than replacement cost by $1,702,854 and $1,588,578 at January 31, 2009 and 2008, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $983,000 at both January 31, 2009 and 2008, as a result of applying the provisions of Accounting Principles Board Opinion No. 16, “Business Combinations”, to an acquisition completed in a prior year.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2009	2008
Land	$2,411,223	$2,499,767
Buildings and improvements	19,534,270	19,454,967
Machinery and equipment	12,830,962	12,909,550
Furniture and fixtures	4,817,874	4,621,225
Automotive equipment	1,525,829	1,559,604
Construction in progress	221,660	376,324
	41,341,818	41,421,437
Less accumulated depreciation	21,952,221	21,187,610
	$19,389,597	$20,233,827

Depreciation of property, plant and equipment charged to operations amounted to $1,900,508, $1,705,354, and $1,569,973, for the fiscal years ended in 2009, 2008 and 2007, respectively.

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
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 5:	DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $4,384,150 which can be used for working capital.  As of January 31, 2009, the Company’s Mefiag B.V. subsidiary borrowed $384,150 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	January 31,	January 31,
	2009	2008
Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate of 16 basis points below
the ninety day LIBOR rate (effective interest rate of
1.02% at January 31, 2009), maturing April, 2021,
collateralized by the Telford, PA building	$2,864,562	$3,098,404

Note payable, bank, payable in quarterly installments of
$300,000, plus interest at a rate of 75 basis points over
the ninety day LIBOR rate (effective interest rate of
1.93% at January 31, 2009), matured November 4, 2008	-	1,200,000

Note payable, bank, payable in quarterly installments of
$32,013 (25,000 Euro), plus interest at a fixed rate of
3.82%, maturing January, 2016	896,350	1,189,280

Line of credit, $384,150 (300,000 Euro), payable upon
demand, plus interest at a rate of 70 basis points over
the thirty day EURIBOR rate (effective interest rate of
2.45% at January 31, 2009)	384,150	445,980

	4,145,062	5,933,664
Less current portion	746,042	2,028,482
	3,399,020	3,905,182
Fair market value of interest rate swap liability	354,208	170,500
Long-term portion	$3,753,228	$4,075,682

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%. As a result, the effective fixed interest rate is 4.71%.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of January 31, 2009.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $223,151 (net of tax) at January 31, 2009 and a decrease in equity of $107,415 (net of tax) at January 31, 2008.  These results are recorded in the accumulated other comprehensive income (loss) section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

The bank has issued and has outstanding standby letters of credit to customers totaling $506,846 as of January 31, 2009, which have expiration dates during the fiscal years ending January 31, 2010 and 2011, in the amounts of $399,027 and $107,819, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2010	$746,042
2011	361,892
2012	361,892
2013	361,892
2014	361,892
Thereafter	1,951,452
$4,145,062

NOTE 6:	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) as of January 31 was comprised of the following:

	2009	2008
Interest rate swap, net of tax	($223,151)	($107,415)
Unrealized (loss) on securities available-for-sale, net of tax	-	(914)
Foreign currency translation adjustment	680,697	1,452,142
Minimum pension liability adjustment, net of tax	(4,781,839)	(3,386)
	($4,324,293)	$1,340,427

NOTE 7:	SHAREHOLDERS' EQUITY

During the fiscal year ended January 31, 2009, the Company repurchased 310,019 shares pursuant to a 711,111 (adjusted for stock splits) share stock repurchase program authorized by the Company’s Board of Directors on December 15, 2000.  The Company’s purchases included a privately negotiated purchase of 539,867 shares (of which 145,359 shares were repurchased pursuant to the Plan) that was specifically approved by the Company’s Board of Directors.  As of January 31, 2009, an aggregate of 711,111 shares has been repurchased through such repurchase program and the Company considers the December 15, 2000 stock repurchase program to be complete and now terminated.  On November 5, 2008, the Company announced a new stock repurchase program covering 300,000 Common Shares.  This program has no fixed expiration date.

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
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

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

The Company has adopted SFAS No. 123(R) using the modified prospective method, and accordingly the financial statement amounts for the fiscal years prior to February 1, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this transition method, compensation cost recognized in the fiscal years ended January 31, 2009, 2008 and 2007 includes compensation cost for all stock-based payments granted prior to, but not vested as of February 1, 2006 and stock-based payments granted after February 1, 2006.

For the fiscal years ended January 31, 2009, 2008 and 2007, the impact of the adoption of SFAS No. 123(R) as compared to as if the Company had continued to account for stock-based compensation under APB Opinion No. 25 is as follows: an increase in general and administrative expense by $432,204, $510,108 and $327,200, respectively; a reduction in net income by $299,089, $332,590 and $219,224, respectively; and a reduction in basic and diluted earnings per share by $0.02, $0.02 and $0.01, respectively. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of February 1, 2009, 2008 and 2007, the cumulative after-tax effect of this change in accounting for forfeitures reduced stock-based compensation by $19,565, $30,539 and $17,085, respectively.  The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.

On December 3, 2008, December 10, 2007 and December 15, 2006, the Company issued 206,600, 215,800 and 238,667 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  In the event of a “change of control”, any unvested portion of the option shall become immediately exercisable.  The Company’s present practice is that the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  The fair value of each option is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted during the fiscal years ended January 31, 2009, 2008 and 2007 were $3.41, $3.06 and $3.02 per option, respectively. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Fiscal Years Ended
	January 31,
	2009	2008

Expected term (years)	5.0	5.0
Risk-free interest rate	3.53% - 4.50%	4.50% - 4.58%
Expected volatility	29%	29% - 30%
Dividend yield	1.86% - 1.88%	1.86% - 3.39%

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

The following table summarizes stock option transactions for the fiscal year ended January 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2008	1,338,281	$8.5972	7.14
Granted	206,600	11.3450
Forfeited	58,404	9.4811
Expired	-	-
Exercised	292,944	6.5282
Outstanding at January 31, 2009	1,193,533	$9.5374	7.28	$1,939,765

Exercisable at January 31, 2009	785,545	$8.5647	7.28	$1,935,404

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2009, 2008 and 2007 was $2,612,602, $553,004 and $92,085, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	9,956	0.87	$4.1659	9,956	$4.1659
$5.00 – 5.49	24,180	2.07	5.1047	24,180	5.1047
$5.50 – 6.99	146,259	3.61	5.5308	146,259	5.5308
$7.00 – 8.99	128,896	6.06	7.4110	128,896	7.4110
$9.00 – 9.99	282,237	6.17	9.3049	282,237	9.3049
$10.00 – 10.99	190,005	7.88	10.8975	125,554	10.8975
$11.00 – 11.99	412,000	9.36	11.5469	68,463	11.7500
	1,193,533	7.28	$9.5374	785,545	$8.5647

As of January 31, 2009, there was $1,268,234 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 9:	INCOME TAXES

The provision for income taxes was comprised of the following:

	2009	2008	2007
Current
Federal	$2,880,591	$4,261,462	$2,884,686
State	463,805	560,130	409,160
Foreign	139,087	164,664	91,660
	3,483,483	4,986,256	3,385,506
Deferred	913,356	1,369,460	26,203
	$4,396,839	$6,355,716	$3,411,709

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	2009	2008
Deferred tax assets
Inventory cost capitalization	$135,618	$134,050
Pension cost	3,296,978	797,591
Non-compete agreements	96,100	138,441
Other	517,998	499,163
Total deferred tax assets	4,046,694	1,569,245

Deferred tax liabilities
Property, plant and equipment	1,890,240	1,660,604
Inventory - Dean Pump	363,722	363,724
Prepaid expenses	226,635	245,982
Goodwill	2,942,895	2,628,680
Total deferred tax liabilities	5,423,492	4,898,990
Net deferred tax (liabilities)	($1,376,798)	($3,329,745)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2009		2008		2007
Computed expected
federal tax expense	$4,847,687	34.0%	$6,239,308	34.2%	$3,515,094	34.0%
Manufacturing exemption	(187,029)	(1.4)	(291,025)	(1.6)	(108,014)	(1.0)
State income taxes,
net of federal
income tax benefit	306,111	2.1	369,686	2.0	284,648	2.7
Research and
development tax credits	(105,463)	(.7)	(104,435)	(.6)	(136,500)	(1.3)
Stock option tax benefit	(591,550)	(4.1)	-	-	-	-
Other	127,083.9		142,182.8		(143,519)	(1.4)
Effective income taxes	$4,396,839	30.8%	$6,355,716	34.8%	$3,411,709	33.0%

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

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

As of the fiscal year ended January 31, 2009, the Company had an unrecognized tax benefit of $40,000 to account for federal and state tax matters in the United States, of which approximately $5,000 was accrued for the payment of interest and penalties through January 31, 2009.  During the fiscal year ended January 31, 2009, the Company reached a settlement with the IRS with respect to the IRS’ audit of the Company’s tax returns for the three fiscal years ended January 31, 2007, 2006 and 2005.  As a result of this settlement, the Company reduced its liability for uncertain tax positions by $174,000 (including accrued interest of approximately $18,000). In the fiscal year ended January 31, 2009, the Company re-evaluated its position with regards to the current federal and state tax matters in the United States and increased the unrecognized tax benefits by $35,000 as a result of changes in tax positions with relevant tax authorities.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2009
Balance at February 1, 2008	$179,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(174,000)
Increases in tax positions for current year	35,000
Balance at January 31, 2009	$40,000

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The following table summarizes tax years that remain subject to examination by major jurisdictions:

Open Tax Year
Examination Not Yet
	Examination in Progress	Initiated
United States
Federal	2008	2009
State	2006 – 2007	2008 – 2009
Canada	n/a	2005 – 2009
The Netherlands	n/a	2005 – 2009

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 10:	LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes.  Future minimum lease payments under these non-cancelable operating leases at January 31, 2009 are as follows:

2010	$88,779
2011	55,674
2012	5,571

Rental expense for the above operating leases during the fiscal years ended in 2009, 2008, and 2007 was $98,267, $245,526 and $228,909, respectively.

NOTE 11:	EMPLOYEE BENEFIT PLANS

Pension Plans:

The Company has several defined benefit pension plans covering eligible employees in the United States.  The Company contributes amounts to the pension plans equal to the amounts that are tax deductible.

In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees, effective on December 31, 2006, which resulted in the Company recognizing a curtailment loss of $234,180 in the fiscal year ended January 31, 2007.  Effective December 31, 2008, the Company amended its defined benefit pension plan to freeze the accrual of future benefits for union hourly employees, which resulted in the Company recognizing a curtailment loss of $51,044 in the fiscal year ended January 31, 2009.

In the fiscal year ended January 31, 2007, the Company adopted SFAS No. 158, which requires the recognition of the overfunded or underfunded status of its pension plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year they occur.  The Company recognized the liability for the funded status in its consolidated balance sheet.  During the fiscal year ended January 31, 2009, the Company changed the annual measurement date and the plan year end date to January 31.

On January 31, 2009, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation).  This difference is principally due to the decline in the market value of investments during the fiscal year ended January 31, 2009.

A pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2009 as an increase to the pension liability with a corresponding decrease to shareholders’ equity.  During the fiscal year ended January 31, 2009, the Company recorded an after-tax decrease to shareholders’ equity of $4,778,453.

Net periodic pension cost (income) included the following components:

	2009	2008	2007
Service cost - benefits earned during the period	$144,072	$148,258	$708,246
Interest cost on projected benefit obligation	1,349,383	1,040,164	1,071,627
Expected return on assets	(1,653,966)	(1,259,503)	(1,169,858)
Amortization	39,006	74,032	186,051
Curtailment loss	51,044	-	234,180
	($70,461)	$2,951	$1,030,246

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheet at January 31, 2009 and 2008:

	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$17,976,905	$18,512,657
Service cost	144,072	148,258
Interest cost	1,349,383	1,040,164
Amendments	-	16,167
Actuarial (gain)	(80,183)	(792,843)
Curtailments	(209,217)	-
Benefits paid	(1,135,731)	(947,498)
Benefit obligation at end of year	$18,045,229	$17,976,905

Change in plan assets:
Fair value of plan assets at beginning of year	$15,815,882	$15,182,042
Actual gain/(loss) on plan assets	(6,310,330)	1,479,938
Employer contribution	891,555	101,400
Benefits paid	(1,135,731)	(947,498)
Fair value of plan assets at end of year	$9,261,376	$15,815,882

Funded status:	($8,783,853)	($2,161,023)
Unrecognized actuarial (gain)/loss	7,591,063	(268,113)
Unrecognized transition (asset)	-	(117)
Unrecognized prior service costs	(843)	273,604
Net amount recognized	($1,193,633)	($2,155,649)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability – short term	($104,639)	($99,377)
Accrued benefit liability – long term	(8,679,214)	(2,061,646)
Accumulated other comprehensive gain	7,590,220	5,374
Net amount recognized	($1,193,633)	($2,155,649)

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $18,045,229, $18,045,229 and $9,261,376, respectively, as of January  31, 2009, and $17,763,178, $17,976,905 and $15,815,882, respectively, as of October 31, 2007.

The Company contributed $891,555 to the pension plans during the plan year ended January 31, 2009 and expects an additional contribution of $1,704,639 during the Company’s fiscal year ending January 31, 2010.

The following benefit payments, as appropriate, are expected to be paid:

Year Ending
January 31,
2010	$1,048,539
2011	1,085,996
2012	1,160,462
2013	1,210,134
2014	1,233,450
2015 - 2019	6,870,734
$12,609,315

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2009	2008	2007
Discount rate	6.50%	6.25%	5.75%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2009	2008	2007
Discount rate	6.25%	5.75%	5.75%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels			3% for One Year
(where applicable)	4.50%	4.50%	Then 4.50% Thereafter

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans.  This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	January, 31	October 31,
	2009	2007
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation:
Equity securities	77%	80%
Debt securities	23%	20%
Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere to and undertake on behalf of the plans’ participants.  The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded.  The Plan is designed to provide pension benefits based on the category of the Director and length of service.  The aggregate benefit obligation payable in the future under the terms of the plan was $650,051 and $716,423 at January 31, 2009 and 2008, respectively.  The amounts applicable are included in the tables above.  This plan was discontinued in December 1999 with respect to non-vested Directors.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21.  Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan.  The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation.  Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service.  Effective February 1, 2008, the non-bargaining unit employees in the United States were eligible for the discretionary contributions under the Plan.  The discretionary contribution is (i) 2% for employees under 45 years old or with less than five years of service, (ii) 3% for employees 45 years or older and between five to nine years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service.  The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level.  The Company provided cash contributions to the 401(k) profit sharing plan of $705,780, $671,239, and $257,688 for the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the Plan.  There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended January 31, 2009, 2008 and 2007.  All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Stock Option Plans:

In 1997, the Board of Directors of the Company approved a stock option plan covering 350,000 shares (increased to 829,629 shares after giving effect to stock splits effective October 15, 2003, November 15, 2005 and November 14, 2007) that was approved by the Company’s shareholders at the 1997 meeting of shareholders (the “1997 Plan”).  In 2001, the Board of Directors of the Company approved an equity incentive plan covering 350,000 shares (increased to 829,629 shares after giving effect to stock splits effective October 15, 2003, November 15, 2005 and November 14, 2007) that was approved by the Company’s shareholders at the 2001 meeting of shareholders (the “2001 Plan”).  In 2005, the Board of Directors of the Company approved an equity incentive plan covering 500,000 shares (increased to 888,888 shares after giving effect to stock splits effective November 15, 2005 and November 14, 2007) that was approved by the Company’s shareholders at the 2005 meeting of shareholders (the “2005 Plan”).  In 2008, the Board of Directors of the Company approved an equity incentive plan covering 750,000 shares that was approved by the Company’s shareholders at the 2008 meeting of shareholders (the “2008 Plan”).  These plans contain anti-dilution provisions that apply to stock splits and stock dividends declared by the Company.

Index
MET-PRO CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2009	2008	2007
Options outstanding, beginning	242,858	267,038	284,106
Grants	-	-	-
Exercises	129,791	24,180	17,068
Cancellations	-	-	-
Options outstanding, ending	113,067	242,858	267,038

Options price range at January 31	$4.1133	$4.1133	$4.1133
	to	to	to
	$9.6440	$9.6440	$9.6440

Options exercisable at January 31	113,067	242,858	267,038
Options available for grant at January 31	0	0	0
2001 Plan	2009	2008	2007
Options outstanding, beginning	682,973	784,703	796,904
Grants	-	14,711	14,465
Exercises	143,820	112,397	7,110
Cancellations	38,670	4,044	19,556
Options outstanding, ending	500,483	682,973	784,703

Options price range at January 31	$5.5181	$5.5181	$5.5181
	to	to	to
	$10.8975	$10.8975	$10.8975

Options exercisable at January 31	492,979	659,372	695,101
Options available for grant at January 31	38,670	0	10,667
2005 Plan	2009	2008	2007
Options outstanding, beginning	412,450	224,206	-
Grants	206,600	201,089	224,206
Exercises	19,333	-	-
Cancellations	19,734	12,845	-
Options outstanding, ending	579,983	412,450	224,206

Options price at January 31	$10.8975	$10.8975	$10.8975
	to	to
	$11.7500	$11.7500

Options exercisable at January 31	179,499	70,014	-
Options available for grant at January 31	289,572	476,438	664,682
2008 Plan	2009	2008	2007
Options outstanding, beginning	-	-	-
Grants	-	--	-
Exercises	-	-	-
Cancellations	-	-	-
Options outstanding, ending	-	-	-

Options price at January 31	-	-	-

Options exercisable at January 31	-	-	-
Options available for grant at January 31	750,000	0	0

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

The weighted average exercise prices (adjusted for stock split) of the Company’s stock option plans for the fiscal year ended January 31 were as follows:

	2009	2008	2007
Options outstanding, beginning	$8.5920	$8.0169	$7.0785
Grants	$11.3450	$11.7500	$10.8975
Exercises	$6.5282	$7.9210	$6.0870
Cancellations	$9.4811	$10.5059	$8.9925
Options outstanding, ending	$9.5374	$8.5972	$8.0169

NOTE 12:	OTHER INCOME, NET

Other income, net was comprised of the following for the fiscal year ended January 31:

	2009	2008	2007
Interest income	$377,018	$958,067	$962,296
Other miscellaneous income/(expense)	52,056	10,648	(29,706)
	$429,074	$968,715	$932,590

NOTE 13:	BUSINESS SEGMENT DATA

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

On a quarterly basis, the Company analyzes the segmentation aggregation criteria as outlined in SFAS No. 131. As of the first, second, third and fourth quarters of the fiscal year ended January 31, 2009, the Mefiag operating segment previously included in the aggregated Filtration/Purification Technologies segment met the quantitative threshold of reported revenue of 10% or more of the totaled consolidated revenue of the Company. As a result, SFAS No. 131 requires the Mefiag operating segment to be listed as a reportable segment and therefore separately disclosed. This change in segment reporting results in the Company identifying three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies; and one other segment: Filtration/Purification Technologies.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Duall, Systems, Flex-Kleen, Met-Pro Product Recovery/Pollution Control Technologies Inc., and Strobic Air business units.

Fluid Handling Technologies: This reportable segment consists of one operating segment that manufactures high-quality centrifugal pumps that are suitable for difficult applications, including the pumping of acids, brines, caustics, bleaches, seawater, high-temperature liquids and a wide variety of waste liquids.  A variety of pump configurations make these products adaptable to almost any pumping application.  These products are sold worldwide through an extensive network of distributors.  This reporting segment is comprised of the Dean Pump, Fybroc and Sethco business units.

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

Financial information for the three reporting segments and one other segment is shown on page 36.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

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

	2009	2008	2007
Net sales:
United States	$76,866,031	$76,659,806	$70,954,129
Foreign	26,525,895	30,208,043	22,551,375
	$103,391,926	$106,867,849	$93,505,504

Income from operations:
United States	$10,712,796	$13,518,133	$7,628,754
Foreign	3,344,283	4,079,358	2,128,321
	$14,057,079	$17,597,491	$9,757,075

Total assets:
United States	$95,223,147	$98,104,273	$86,820,188
Foreign	9,529,157	11,306,630	9,921,469
	$104,752,304	$109,410,903	$96,741,657

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007

NOTE 15:	CONTINGENCIES

Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma. The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit's products were a cause of any injury or loss to any of the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of payments made through January 31, 2009 to settle these cases is $355,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $24,000. As of January 31, 2009, there were a total of 57 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and Maryland), as compared with 38 cases that were pending as of January 31, 2008. During the fiscal year ended January 31, 2009, 29 new cases were filed against the Company, and the Company was dismissed from 10 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

QUARTERLY FINANCIAL DATA (Unaudited)

				Earnings	Earnings
				Per Share,	Per Share,
2009	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$22,656,474	$7,592,224	$1,925,645	$.13	$.13
Second Quarter	28,145,718	9,633,048	2,702,961	.18	.18
Third Quarter	27,979,483	10,245,087	3,011,366	.20	.20
Fourth Quarter	24,610,251	8,630,637	2,221,093	.15	.15

				Earnings	Earnings
				Per Share,	Per Share,
2008	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$21,373,563	$7,158,505	$3,721,751	$.25	$.24
Second Quarter	26,102,277	8,935,050	1,927,268	.13	.13
Third Quarter	30,140,427	10,169,258	3,066,852	.20	.20
Fourth Quarter	29,251,582	10,109,555	3,190,294	.21	.21

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of January 31, 2009.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of January 31, 2009.   Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information:

None.

Index

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Shareholders.

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

The information required by this Item (except for the information set forth on page 7 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2009 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2009 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Management Development Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2009 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2009 Annual Meeting of Shareholders, including the information set forth under the captions “Election of   Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2009 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

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

(10)(q)
Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 13, 2000, subsequently withdrawn on Form RW filed on January 6, 2009.*

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

(10)(af)
Standard form for the Company’s Non-Employee Director Stock Option Agreement dated as of December 10, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2008. *

(10)(ag)	Standard form for the Company’s Incentive Stock Option Agreement dated as of December 10, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2008. *

(10)(ah)
Non-Qualified Defined Contribution Supplemental Executive Retirement Plan Agreement dated as of May 1, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2008. *

(10)(ai)	Amended and Restated Key Severance Agreement for the Chief Executive Officer dated as of April 3, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2008. *

(10)(aj)	Amended and Restated Key Severance Agreement for the Chief Financial Officer dated as of April 3, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2008. *

(10)(ak)	The 2008 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 8, 2008.*

(10)(al)
Second Amended and Restated Key Employee Severance Pay Agreement for the Chief Executive Officer dated as of December 3, 2008, incorporated by reference to the Company’s Current Report on 8-K filed on December 5, 2008. *

(10)(am)
Second Amended and Restated Key Employee Severance Pay Agreement for the Chief Financial Officer dated as of December 3, 2008, incorporated by reference to the Company’s Current Report on 8-K filed on December 5, 2008. *

(11)	Statement regarding computation of Per Share Earnings. See page 32 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2009:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
Subsidiary of Met-ProCorporation

Met-Pro Product	Ontario, Canada	Met-Pro Product Recovery/Pollution
Recovery/Pollution Control		Control Technologies Inc.,
Technologies Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions Inc.	Delaware	Pristine Water Solutions Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Index

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag (Guangzhou) Filter	People’s Republic of	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.	China	a wholly-owned subsidiary of Met-Pro
(Hong Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

Exhibit No.	Description

(23)	Consent of Independent Registered Public Accounting Firm **

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

MET-PRO CORPORATION

April 10, 2009	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	April 10, 2009
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	April 10, 2009
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ Nicholas DeBenedictis	Director	April 10, 2009
Nicholas DeBenedictis

/s/ George H. Glatfelter II	Director	April 10, 2009
George H. Glatfelter II

/s/ Alan Lawley	Director	April 10, 2009
Alan Lawley

/s/ Michael J. Morris	Director	April 10, 2009
Michael J. Morris

	Director	April 10, 2009
Constantine N. Papadakis

/s/ Judith A. Spires	Director	April 10, 2009
Judith A. Spires