Form 10-K
period 2009-04-30
MET PRO CORP
filed 2009-06-03
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [    ]     No [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ] Smaller reporting company [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ]     No [ X ]

As of April 30, 2009 the Registrant had 14,600,109 Common Shares, par value of $.10 per share, outstanding.

MET-PRO CORPORATION

INDEX

MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2009	2009
Current assets
Cash and cash equivalents	$26,446,717	$21,749,653
Accounts receivable, net of allowance for
doubtful accounts of approximately
$210,000 and $167,000, respectively	14,522,548	20,177,672
Inventories	20,684,278	20,236,865
Prepaid expenses, deposits and other current assets	1,722,518	1,997,542
Total current assets	63,376,061	64,161,732

Property, plant and equipment, net	19,810,977	19,389,597
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	406,423	402,062
Total assets	$104,392,374	$104,752,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$924,821	$746,042
Accounts payable	4,938,844	5,464,629
Accrued salaries, wages and expenses	3,771,899	4,546,199
Dividend payable	876,007	876,007
Customers’ advances	384,100	356,008
Deferred income taxes	250,782	250,782
Total current liabilities	11,146,453	12,239,667

Long-term debt	3,962,517	3,753,228
Other non-current liabilities	8,940,189	8,855,912
Deferred income taxes	1,137,425	1,126,016
Total liabilities	25,186,584	25,974,823

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued,
of which 1,328,570 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	2,630,070	2,465,193
Retained earnings	89,803,750	89,727,308
Accumulated other comprehensive loss	(4,137,303)	(4,324,293)
Treasury shares, at cost	(10,683,595)	(10,683,595)
Total shareholders’ equity	79,205,790	78,777,481
Total liabilities and shareholders’ equity	$104,392,374	$104,752,304
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended
	April 30,
	2009	2008

Net sales	$19,641,008	$22,656,474
Cost of goods sold	12,628,040	15,064,250
Gross profit	7,012,968	7,592,224

Operating expenses
Selling	2,528,532	2,252,076
General and administrative	3,012,327	2,643,919
	5,540,859	4,895,995
Income from operations	1,472,109	2,696,229

Interest expense	(53,823)	(65,061)
Other income, net	13,965	175,815
Income before taxes	1,432,251	2,806,983

Provision for taxes	479,802	881,338
Net income	$952,449	$1,925,645
Earnings per share, basic (1)	$.07	$.13

Earnings per share, diluted (2)	$.07	$.13

Cash dividend per share – declared (3)	$.06	$.055

Cash dividend per share – paid (3)	$.06	$.055

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 14,600,109 and 15,038,900 for the three-month periods ended April 30, 2009 and 2008, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,645,792 and 15,313,389 for the three-month periods ended April 30, 2009 and 2008, respectively.

(3)
The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009 and June 12, 2009 to shareholders of record as of February 26, 2009 and May 29, 2009, respectively.  Quarterly dividends of $.055 per share were paid on March 11, 2008 and June 12, 2008 to shareholders of record as of February 26, 2008 and May 29, 2008, respectively.

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481

Comprehensive income:
Net income	-	-	952,449	-	-
Foreign currency translation
adjustment	-	-	-	165,097	-
Interest rate swap,
net of tax of ($12,858)	-	-	-	21,893	-
Total comprehensive income						1,139,439

Dividends declared, $.06 per
share	-	-	(876,007)	-	-	(876,007)
Stock-based compensation	-	164,877	-	-	-	164,877
Balances, April 30, 2009	$1,592,868	$2,630,070	$89,803,750	($4,137,303)	($10,683,595)	$79,205,790

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168

Comprehensive income:
Net income	-	-	1,925,645	-	-
Pension measurement	-	-	7,970	-	-
Foreign currency translation
adjustment	-	-	-	282,487	-
Interest rate swap,
net of tax of ($12,630)	-	-	-	21,505	-
Securities available for sale,
net of tax of $202	-	-	-	(343)	-
Total comprehensive income						2,237,264

Dividends declared, $.055 per
share	-	-	(827,130)	-	-	(827,130)
Stock-based compensation	-	108,051	-	-	-	108,051
Common share adjustment	(13)	13	-	-	-	-
Balances, April 30, 2008	$1,592,868	$2,005,719	$84,373,581	$1,644,076	($4,854,891)	$84,761,353
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 30,
	2009	2008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$952,449	$1,925,645
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	480,672	473,225
Deferred income taxes	(597)	4,686
(Gain) loss on sale of property and equipment, net	(12,195)	2,611
Stock-based compensation	164,876	108,051
Allowance for doubtful accounts	42,941	11,186
(Increase) decrease in operating assets:
Accounts receivable	5,695,089	4,092,724
Inventories	(381,726)	(531,236)
Prepaid expenses and deposits	558,434	-
Other assets	(283,798)	98,700
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,378,851)	(1,749,774)
Customers’ advances	27,013	324,179
Other non-current liabilities	84,276	14,986
Net cash provided by operating activities	5,948,583	4,774,983

Cash flows from investing activities
Proceeds from sale of property and equipment	18,882	-
Acquisitions of property and equipment	(797,497)	(404,379)
Net cash used in investing activities	(778,615)	(404,379)

Cash flows from financing activities
Proceeds from new borrowing	485,336	-
Reduction of debt	(104,440)	(366,906)
Payment of dividends	(876,007)	(827,136)
Net cash used in financing activities	(495,111)	(1,194,042)
Effect of exchange rate changes on cash	22,207	(22,941)

Net increase in cash and cash equivalents	4,697,064	3,153,621

Cash and cash equivalents at February 1	21,749,653	21,906,877
Cash and cash equivalents at April 30	$26,446,717	$25,060,498
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

In October 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 effective February 1, 2007.  See Note 7 on page 9 for further information.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. SFAS No. 161 is effective for the Company beginning February 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our financial position, results of operations or cash flows.

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries, Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., and Met-Pro (Hong Kong) Limited Company.  Significant intercompany accounts and transactions have been eliminated.

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2009 and the results of operations, changes in shareholders’ equity and cash flows for the three-month periods ended April 30, 2009 and 2008. The results of operations for the three-month periods ended April 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options:

We grant stock options to our officers and directors, typically in December of each year.  On December 3, 2008, December 10, 2007 and December 15, 2006, the Company issued 206,600, 215,800 and 238,667 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from the grant date, respectively.  In the event of a “change of control”, any unvested options shall become immediately exercisable. Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options, fully exercisable on the grant date for a three year period. The fair value of options that we grant is amortized into compensation expense on a straight-line basis over its respective vesting period, net of estimated forfeitures.  We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted during the fiscal years ending January 31, 2010, 2009, 2008 and 2007 were $2.01, $3.41, $3.06 and $3.02 per option, respectively.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Three Months Ended
	April 30,
	2009	2008
Expected term (years)	3.0 - 5.0	5.0
Risk-free interest rate	1.90% - 4.50%	3.53% - 4.50%
Expected volatility	29% - 39%	29%
Dividend yield	1.86% - 2.80%	1.86% - 1.88%

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

The following table summarizes stock option transactions for the three-month period ended April 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2009	1,193,533	$9.5374	7.28
Granted	5,000	8.5600	3.00
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at April 30, 2009	1,198,533	$9.5333	6.99	$1,480,582

Exercisable at April 30, 2009	790,545	$8.5647	6.99	$1,480,582

There were no options exercised during the three-month periods ended April 30, 2009 and April 30, 2008.

The following table summarizes information about the options outstanding and options exercisable as of April 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	9,956	0.63	$4.1659	9,956	$4.1659
$5.00 – 5.49	24,180	1.83	5.1047	24,180	5.1047
$5.50 – 6.99	146,259	3.37	5.5308	146,259	5.5308
$7.00 – 8.99	133,896	5.53	7.4539	133,896	7.4539
$9.00 – 9.99	282,237	5.92	9.3049	282,237	9.3049
$10.00 – 10.99	190,005	7.63	10.8975	125,554	10.8975
$11.00 – 11.99	412,000	9.12	11.5469	68,463	11.7500
	1,198,533	6.99	$9.5333	790,545	$8.5647

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009, there was $1,112,552 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	April 30, 2009	January 31, 2009
Raw materials	$15,434,452	$15,416,249
Work in progress	2,247,552	2,013,789
Finished goods	3,002,274	2,806,827
	$20,684,278	$20,236,865

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2009	2008
Cash paid during the period for:
Interest	$52,342	$73,370
Income taxes	15,441	417,266

NOTE 7 – INCOME TAXES

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

As of the fiscal year ended January 31, 2009, the Company had an unrecognized tax benefit of $40,000 to account for federal and state tax matters in the United States of which approximately $5,000 was accrued for the payment of interest and penalties through January 31, 2009.  As of April 30, 2009 the Company re-evaluated its position with regards to the current federal and state tax matters in the United States and has determined that there has been no changes in tax positions which would impact the unrecognized tax benefit of $40,000.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2009
Balance at February 1, 2009	$40,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	-
Balance at April 30, 2009	$40,000

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.

NOTE 8 – DEBT

The Company and its subsidiaries have uncommitted domestic and foreign unsecured lines of credit totaling $4,396,900 which can be used for working capital.  As of April 30, 2009, the Company’s Mefiag B.V. subsidiary had borrowed $396,900 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	April 30,	January 31,
	2009	2009

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at April 30, 2009), maturing April, 2021, collateralized
by the Telford, PA building	$2,806,102	$2,864,562

Note payable, bank, payable in quarterly installments of
$33,075 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	893,025	896,350

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March, 2012	471,854	-

Line of credit, $396,900 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 1.64% at
April 30, 2009)	396,900	384,150

	4,567,881	4,145,062
Less current portion	924,821	746,042
	3,643,060	3,399,020
Fair market value of interest rate swap liability	319,457	354,208
Long-term portion	$3,962,517	$3,753,228

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of April 30, 2009 the effective fixed interest rate was 5.95% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of April 30, 2009.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $201,258 (net of tax) at April 30, 2009 and a decrease in equity of $223,151 (net of tax) at January 31, 2009.  These results are recorded in the accumulated other comprehensive income (loss) section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $601,209 as of April 30, 2009, which expire during the fiscal years ending January 31, 2010 and 2011 in the amounts of $454,190 and $147,019, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2010	$792,843
2011	527,924
2012	527,924
2013	393,104
2014	366,140
Thereafter	1,959,946
$4,567,881

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	April 30,	January 31,
	2009	2009
Interest rate swap, net of tax	($201,258)	($223,151)
Foreign currency translation adjustment	845,794	680,697
Minimum pension liability adjustment, net of tax	(4,781,839)	(4,781,839)
	($4,137,303)	($4,324,293)

NOTE 10 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Three Months Ended April 30,
	2009	2008
Interest income	$24,184	$151,506
Other miscellaneous income (expense)	(10,219)	24,309
	$13,965	$175,815

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering eligible employees in the United States.  In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees effective on December 31, 2006. As of December 31, 2008, the Company amended its defined benefit pension plan to freeze the accrual of future benefits for union hourly employees.  The net periodic pension income and cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic pension income and cost:

	Three Months Ended
	April 30,
	2009	2008
Service cost	$17,306	$34,187
Interest cost	284,949	271,591
Expected return on plan assets	(187,079)	(330,793)
Amortization of transition asset	-	(94)
Amortization of prior service (income) cost	(211)	9,046
Recognized net actuarial loss	59,316	3,342
Net periodic benefit (income) cost	$174,281	($12,721)

The Company contributed $26,311 to the pension plans during the three-month period ended April 30, 2009 and expects to make an additional contribution of $1,678,328 during the nine-month period ending January 31, 2010.

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the segment structure as determined by management in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2009, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in SFAS No. 131. The Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended April 30, 2009, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue is included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under SFAS No. 131.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s pollution control or product recovery issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Duall, Systems, Flex-Kleen, Met-Pro Product Recovery/Pollution Control Technologies Inc. and Strobic Air business units.

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

Index

MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTES

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

The financial segmentation information, adjusted as a result of the SFAS No. 131 aggregation criteria, is shown below:

	Three Months Ended
	April 30,
	2009	2008
Net sales
Product recovery/pollution control technologies	$7,569,982	$9,504,792
Fluid handling technologies	6,978,462	6,988,583
Mefiag filtration technologies	2,487,250	3,255,155
Filtration/purification technologies	2,605,314	2,907,944
	$19,641,008	$22,656,474

Income (loss) from operations
Product recovery/pollution control technologies	$145,203	$892,251
Fluid handling technologies	1,306,005	1,379,954
Mefiag filtration technologies	(15,403)	159,128
Filtration/purification technologies	36,304	264,896
	$1,472,109	$2,696,229

	April 30,	January 31,
	2009	2009
Identifiable assets
Product recovery/pollution control technologies	$34,891,160	$39,623,284
Fluid handling technologies	21,610,231	22,056,812
Mefiag filtration technologies	11,623,897	11,410,677
Filtration/purification technologies	9,444,864	9,369,905
	77,570,152	82,460,678
Corporate	26,822,222	22,291,626
	$104,392,374	$104,752,304

NOTE 13 – ACCOUNTANTS’ 10-Q REVIEW

Margolis & Company P.C., the Company’s independent registered public accountants, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index

MET-PRO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation as of April 30, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three-month periods ended April 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation as of January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, Pennsylvania
May 18, 2009

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of operations expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2009	2008

Net sales	100.0%	100.0%
Cost of goods sold	64.3%	66.5%
Gross profit	35.7%	33.5%

Selling expenses	12.9%	9.9%
General and administrative expenses	15.3%	11.7%
Income from operations	7.5%	11.9%

Interest expense	(0.3%)	(0.3%)
Other income, net	0.1%	0.8%
Income before taxes	7.3%	12.4%

Provision for taxes	2.4%	3.9%
Net income	4.9%	8.5%

Three Months Ended April 30, 2009 vs. Three Months Ended April 30, 2008:

Net sales for the three-month period ended April 30, 2009 were $19,641,008 compared with $22,656,474 for the three-month period ended April 30, 2008, a decrease of $3,015,466 or 13.3%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $7,569,982, or $1,934,810 lower than the $9,504,792 of sales for the three-month period ended April 30, 2008, a decrease of 20.4%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for our thermal and catalytic oxidation equipment, our chemical and biological odor control systems and our particulate collection equipment, as a result of a global slowdown which is causing delays between quotation and order placement for larger capital projects on account of customer capital spending plans being resized or put on hold.

Sales in the Fluid Handling Technologies reporting segment totaled $6,978,462, or $10,121 lower than the $6,988,583 of sales for the three-month period ended April 30, 2008, a decrease of 0.1% due to a decrease in demand for our centrifugal pumps that handle a broad range of industrial applications.

Sales in the Mefiag Filtration Technologies reporting segment were $2,487,250, or $767,905 lower than the $3,255,155 of sales for the three-month period ended April 30, 2008, a decrease of 23.6%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to a decreased demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment.

Sales in the Filtration/Purification Technologies segment were $2,605,314, or $302,630 lower than the $2,907,944 of sales for the three-month period ended April 30, 2008, a decrease of 10.4%.  This decrease was due primarily to decreased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as a result of a general weakness in the markets served due to the global economic slowdown.

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

The Company’s backlog of orders totaled $14,510,283 and $22,803,686 as of April 30, 2009 and 2008, respectively.  This reflects a decrease in new orders received during the quarter, although the rate of the Company’s bookings of new orders varies from month to month.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of April 30, 2009 will be shipped during the current fiscal year.

Income from operations for the three-month period ended April 30, 2009 was $1,472,109 compared with $2,696,229 for the three-month period ended April 30, 2008, a decrease of $1,224,120, or 45.4%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $145,203, or $747,048 lower than the $892,251 for the three-month period ended April 30, 2008, a decrease of 83.7%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales and gross margins of our particulate collection equipment and lower sales of our chemical and biological odor control systems.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,306,005, or $73,949 lower than the $1,379,954 for the three-month period ended April 30, 2008, a decrease of 5.4%.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled ($15,403), or $174,531 lower than the $159,128 for the three-month period ended April 30, 2008, a decrease of 109.7%.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to lower sales of our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $36,304 or $228,592 lower than the $264,896 for the three-month period ended April 30, 2008, a decrease of 86.3%.  The decrease in income from operations in the Filtration/Purification Technologies segment was related to decreased sales and lower gross margins of our filters, cartridges, filter housings and filtration products.

Net income for the three-month period ended April 30, 2009 was $952,449 compared with $1,925,645 for the three-month period ended April 30, 2008, a decrease of $973,196, or 50.5%.

The gross margin for the three-month periods ended April 30, 2009 and April 30, 2008 was 35.7% and 33.5%, respectively.  Gross margins in our Product Recovery/Pollution Control, Fluid Handling and Mefiag Filtration Technologies reporting segments were higher than the same period last year, partially offset by lower gross margins in the Filtration/Purification Technologies segment as compared with the same period last year.

Selling expense was $2,528,532 for the three-month period ended April 30, 2009, an increase of $276,456 compared with the first quarter of last year.  This increase was primarily due to higher representative and distributor commission expense as well as the prior year’s first quarter expenses being reduced by $300,000 in proceeds from the settlement of a dispute.  Selling expense as a percentage of net sales was 12.9% for the three-month period ended April 30, 2009 compared with 9.9% for the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $3,012,327 for the three-month period ended April 30, 2009 compared with $2,643,919 for the same period last year, an increase of $368,408.  This increase was primarily related to higher healthcare, pension, and stock option expenses.  General and administrative expense as a percentage of net sales was 15.3% for the three-month period ended April 30, 2009, compared with 11.7% for the same period last year.

Interest expense was $53,823 for the three-month period ended April 30, 2009, compared with $65,061 for the same period in the prior year, a decrease of $11,238.  This decrease was due principally to a reduction in long-term debt.

Index

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Other income, net, was $13,965 for the three-month period ended April 30, 2009 compared with $175,815 for the same period in the prior year, a decrease of $161,850.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the three-month periods ended April 30, 2009 and 2008 were 33.5% and 31.4%, respectively.  The change in the effective tax rate between the three-month periods was a result of first quarter 2008 having a 33.5% effective tax rate for normal operations, offset by an adjustment of 2.1% due to a reevaluation of the Company’s FIN No. 48 accrual.

Liquidity:

The Company’s cash and cash equivalents were $26,446,717 on April 30, 2009 compared with $21,749,653 on January 31, 2009, an increase of $4,697,064.  This increase is the net result of the positive cash flows provided by operating activities of $5,948,583 and proceeds from a new borrowing of $485,336, offset by payment of the quarterly cash dividends amounting to $876,007, payments on long-term debt totaling $104,440, and the investment in property and equipment amounting to $797,497.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $14,522,548 on April 30, 2009 compared with $20,177,672 on January 31, 2009, which represents a decrease of $5,655,124.  This reflects the lower sales for the current fiscal quarter, although the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, also will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $20,684,278 on April 30, 2009 compared with $20,236,865 on January 31, 2009, an increase of $447,413.   This increase is primarily attributable to inventory purchased during the three-month period ended April 30, 2009 for projects which are expected to ship in the next six-month period.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $11,146,453 on April 30, 2009, compared with $12,239,667 on January 31, 2009, a decrease of $1,093,214.  This reduction is due to decreases in accounts payable and accrued salaries, wages and expenses, offset by an increase in the current portion of long-term debt.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain uncommitted domestic and foreign lines of credit totaling $4,396,900, all of which are available for working capital purposes, except for $396,900 outstanding as of April 30, 2009 borrowed by the Company’s Mefiag B.V. subsidiary in the fiscal year 2006 to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of April 30, 2009 and January 31, 2009, working capital was $52,229,608 and $51,922,065, respectively, and the current ratio was 5.7 and 5.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2009 amounted to $5,948,583 compared with $4,774,983 in the three-month period ended April 30, 2008, an increase of $1,173,600.  This increase in cash flows from operating activities, as compared with the same period last year, was due principally to decreases in accounts receivable, inventory, prepaid expenses and deposits and increases in accounts payable and accrued expenses, offset by increases in other assets and decreases in customers’ advances.

Cash flows used in investing activities during the three-month period ended April 30, 2009 amounted to $778,615 compared with cash used in investing activities of $404,379 for the three-month period ended April 30, 2008, an increase of $374,236.

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
Index

MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Financing activities during the three-month period ended April 30, 2009 utilized $495,111 of available resources, compared with $1,194,042 utilized during the three-month period ended April 30, 2008.  The 2009 activity is the result of the payments of the quarterly cash dividends amounting to $876,007 and the reduction of long-term debt totaling $104,440, offset by proceeds from a new borrowing of $485,336.  The new borrowing is a result of the Company’s purchase of a new enterprise resource planning (ERP) system.  The financing of the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by fiscal year 2012.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009 and June 12, 2009 to shareholders of record as of February 26, 2009 and May 29, 2009, respectively.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2009, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Additionally, for the fiscal year ended January 31, 2009, the actual net sales and operating profit for our Flex-Kleen business unit have exceeded the projections used in our annual impairment model.  However, based upon the results for the three-months ended April 30, 2009, Flex-Kleen’s net sales and operating profit are below that which is required by our impairment model for the fiscal year 2010. We believe Flex-Kleen’s current performance is a reflection of the downturn in US and international business and economic conditions during this period of time and is not due to any new development particular to Flex-Kleen. The impairment test that we will conduct in December 2009 will be determinative as to whether it is necessary for us to write down any of Flex-Kleen’s goodwill, and if projected net sales and operating profit for the fiscal year 2010 at such time are less than what is required by our impairment model, we will be required to write down such amount of the goodwill as the test indicates is impaired. We are hopeful that general business conditions will improve and will lead to an improvement in Flex-Kleen’s performance, but as of the date of the filing of this report, we are not able to state whether or not a write-down of Flex-Kleen’s goodwill will be required;

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

Index

MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of April 30, 2009 is effective, however there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk:

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2009.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for additional information.

Item 4.  Controls and Procedures:

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in the Company’s periodic reports that it files with the SEC.  These disclosure controls and procedures have been designed by the Company to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is accumulated and made known to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, by other employees of the Company and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.  Due to the inherent limitations of control systems, not all misstatements may be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake, or because of intentional acts designed to circumvent controls.

Accordingly, as of April 30, 2009 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma.  The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of all payments through April 30, 2009 to settle these cases was $355,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $24,000. As of April 30, 2009, there were a total of 61 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and Maryland), as compared with 55 cases that were pending as of January 31, 2009. For the three-month period ended April 30, 2009, 10 new cases were filed against the Company, and the Company was dismissed from four cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on April 10, 2009, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report, and in particular the first item as to the potential for a write-down of goodwill of our Flex-Kleen business unit.

Index

MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2009:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-28, 2009	0	$ -	0	300,000
March 1-31, 2009	0	-	0	300,000
April 1-30, 2009	0	-	0	300,000
Total	0	$ -	0	300,000

(1)	On November 3, 2008, our Board of Directors authorized a stock repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares. The program has no fixed expiration date.

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

Met-Pro Corporation
(Registrant)

June 3, 2009	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

June 3, 2009	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index