Form 10-Q
period 2009-07-31
MET PRO CORP
filed 2009-09-03
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2009

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

As of July 31, 2009 the Registrant had 14,600,109 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2009	2009
Current assets
Cash and cash equivalents	$29,194,993	$21,749,653
Accounts receivable, net of allowance for doubtful
accounts of approximately $238,000 and
$167,000, respectively	13,893,905	20,177,672
Inventories	18,205,092	20,236,865
Prepaid expenses, deposits and other current assets	1,323,203	1,997,542
Total current assets	62,617,193	64,161,732

Property, plant and equipment, net	20,036,567	19,389,597
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	669,402	402,062
Total assets	$104,122,075	$104,752,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$965,741	$746,042
Accounts payable	3,728,442	5,464,629
Accrued salaries, wages and expenses	3,757,040	4,546,199
Dividend payable	876,007	876,007
Customers’ advances	351,803	356,008
Deferred income taxes	250,782	250,782
Total current liabilities	9,929,815	12,239,667

Long-term debt	3,815,542	3,753,228
Other non-current liabilities	9,068,469	8,855,912
Deferred income taxes	1,158,904	1,126,016
Total liabilities	23,972,730	25,974,823

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued,
of which 1,328,570 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	2,794,946	2,465,193
Retained earnings	90,110,613	89,727,308
Accumulated other comprehensive loss	(3,665,487)	(4,324,293)
Treasury shares, at cost	(10,683,595)	(10,683,595)
Total shareholders’ equity	80,149,345	78,777,481
Total liabilities and shareholders’ equity	$104,122,075	$104,752,304
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

 (unaudited)

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Net sales	$40,526,591	$50,802,192	$20,885,583	$28,145,718
Cost of goods sold	26,407,670	33,576,920	13,779,630	18,512,670
Gross profit	14,118,921	17,225,272	7,105,953	9,633,048

Operating expenses
Selling	5,048,933	4,972,595	2,520,401	2,720,519
General and administrative	5,828,277	5,551,257	2,815,950	2,907,338
	10,877,210	10,523,852	5,336,351	5,627,857
Income from operations	3,241,711	6,701,420	1,769,602	4,005,191

Interest expense	(107,455)	(128,766)	(53,632)	(63,705)
Other income, net	76,752	298,930	62,787	123,115
Income before taxes	3,211,008	6,871,584	1,778,757	4,064,601

Provision for taxes	1,075,691	2,242,978	595,889	1,361,640
Net income	$2,135,317	$4,628,606	$1,182,868	$2,702,961

Earnings per share, basic (1)	$.15	$.31	$.08	$.18
Earnings per share, diluted (2)	$.15	$.30	$.08	$.18
Cash dividend per share – declared (3)	$.12	$.11	$.06	$.055
Cash dividend per share – paid (3)	$.12	$.11	$.06	$.055

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 14,600,109 and 15,044,176 for the six-month periods ended July 31, 2009 and 2008, respectively, and 14,600,109 and 15,040,659 for the three-month periods ended July 31, 2009 and 2008, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,672,811 and 15,402,394 for the six-month periods ended July 31, 2009 and 2008, respectively, and 14,660,511 and 15,375,261 for the three-month periods ended July 31, 2009 and 2008, respectively.

(3)
The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009 and September 11, 2009 to shareholders of record as of February 26, 2009, May 29, 2009 and August 28, 2009, respectively.  Quarterly dividends of $.055 per share were paid on March 11, 2008, June 12, 2008 and September 10, 2008 to shareholders of record as of February 26, 2008, May 29, 2008 and August 27, 2008, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481

Comprehensive income:
Net income	-	-	2,135,317	-	-
Foreign currency translation
adjustment	-	-	-	592,019	-
Interest rate swap,
net of tax of ($39,224)	-	-	-	66,787	-
Total comprehensive income						2,794,123

Dividends paid, $.06 per share	-	-	(876,006)	-	-	(876,006)
Dividends declared, $.06 per share	-	-	(876,006)	-	-	(876,006)
Stock-based compensation	-	329,753	-	-	-	329,753
Balances, July 31, 2009	$1,592,868	$2,794,946	$90,110,613	($3,665,487)	($10,683,595)	$80,149,345

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168

Comprehensive income:
Net income	-	-	4,628,606	-	-
Pension measurement	-	-	7,970	-	-
Foreign currency translation
adjustment	-	-	-	250,052	-
Interest rate swap,
net of tax of ($31,609)	-	-	-	53,820	-
Securities available for sale,
net of tax of $590	-	-	-	(1,003)	-
Total comprehensive income						4,939,445

Dividends paid, $.055 per share	-	-	(827,131)	-	-	(827,131)
Dividends declared, $.055 per share	-	-	(827,140)	-	-	(827,140)
Stock-based compensation	-	216,102	-	-	-	216,102
Stock option transactions	-	91,805	-	-	376,631	468,436
Purchase of 37,327 treasury shares	-	-	-	-	(552,255)	(552,255)
Common share adjustment	(13)	13	-	-	-	-
Balances, July 31, 2008	$1,592,868	$2,205,575	$86,249,401	$1,643,296	($5,030,515)	$86,660,625

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 31,
	2009	2008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$2,135,317	$4,628,606
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	980,752	956,311
Deferred income taxes	(1,195)	4,075
(Gain) on sale of property and equipment, net	(13,695)	(7,389)
Stock-based compensation	329,753	216,102
Allowance for doubtful accounts	71,397	18,454
Decrease in operating assets:
Accounts receivable	6,484,484	479,529
Inventories	2,250,735	190,093
Prepaid expenses, deposits and other assets	425,126	552,804
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,768,636)	(2,887,814)
Customers’ advances	(4,960)	539,328
Other non-current liabilities	212,557	(458,128)
Net cash provided by operating activities	10,101,635	4,231,971

Cash flows from investing activities
Proceeds from sale of property and equipment	20,382	10,000
Acquisitions of property and equipment	(1,262,800)	(962,458)
Net cash used in investing activities	(1,242,418)	(952,458)

Cash flows from financing activities
Proceeds from new borrowing	485,336	-
Reduction of debt	(238,287)	(764,991)
Exercise of stock options	-	468,436
Payment of dividends	(1,752,013)	(1,654,277)
Acquisition of treasury stock	-	(552,255)
Net cash used in financing activities	(1,504,964)	(2,503,087)
Effect of exchange rate changes on cash	91,087	(18,903)

Net increase in cash and cash equivalents	7,445,340	757,523

Cash and cash equivalents at February 1	21,749,653	21,906,877
Cash and cash equivalents at July 31	$29,194,993	$22,664,400
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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for the Company beginning in the quarter ended July 31, 2009 and management has evaluated subsequent events through September 3, 2009 which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No.  168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics in a consistent structure.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Following this Statement, the FASB will not issue new standards in the form of Statements, Staff Positions, or EITF Abstracts; instead it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide information on guidance and bases for conclusions on change(s) in the Codification. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the fiscal quarter ending October 31, 2009. This will not have an effect on the Company’s financial position, results of operations and cash flows.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited and Met-Pro Industrial Services, Inc.  Significant intercompany accounts and transactions have been eliminated.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2009 and the results of operations for the six-month and three-month periods ended July 31, 2009 and 2008, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options:

The Company grants stock options to its officers and directors, typically in December of each year.  On December 3, 2008, December 10, 2007 and December 15, 2006, the Company issued 206,600, 215,800 and 238,667 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from the grant date, respectively.  In the event of a “change of control”, any unvested options shall become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date for a three year period.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures.   We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model.  The per share fair value weighted-averages at the date of grant for stock options granted during the fiscal years ended January 31, 2010, 2009, 2008 and 2007 were $2.01, $3.41, $3.06 and $3.02 per option, respectively.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the six-month period ended July 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2009	1,193,533	$9.5374	7.28
Granted	5,000	$8.5600
Forfeited	12,446	$9.6440
Expired	-	-
Exercised	-	-
Outstanding at July 31, 2009	1,186,087	$9.5322	6.76	$1,736,476

Exercisable at July 31, 2009	778,099	$8.5474	6.76	$1,736,476

There were no options exercised during the six-month periods ended July 31, 2009 and July 31, 2008.

The following table summarizes information about the options outstanding and options exercisable as of July 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	9,956	0.38	$4.1659	9,956	$4.1659
$5.00 – 5.49	24,180	1.58	5.1047	24,180	5.1047
$5.50 – 6.99	146,259	3.12	5.5308	146,259	5.5308
$7.00 – 8.99	133,896	5.28	7.4539	133,896	7.4539
$9.00 – 9.99	269,791	5.72	9.2893	269,791	9.2893
$10.00 – 10.99	190,005	7.38	10.8975	125,554	10.8975
$11.00 – 11.99	412,000	8.87	11.5469	68,463	11.75
	1,186,087	6.76	$9.5322	778,099	$8.5474

As of July 31, 2009, there was $947,675 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	July 31,	January 31,
	2009	2009
Raw materials	$13,838,433	$15,416,249
Work in progress	1,467,347	2,013,789
Finished goods	2,899,312	2,806,827
	$18,205,092	$20,236,865

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended July 31,
	2009	2008
Cash paid during the period for:
Interest	$106,323	$137,711
Income taxes	501,337	2,399,858

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

As of the fiscal year ended January 31, 2009, the Company had an unrecognized tax benefit of $40,000 to account for federal and state tax matters in the U.S. of which approximately $5,000 was accrued for the payment of interest and penalties through January 31, 2009.  As of July 31, 2009 the Company re-evaluated its position with regards to the current federal and state tax matters in the U.S. and has determined that there have been no changes in tax positions which would impact the unrecognized tax benefit of $40,000.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2009
Balance at February 1, 2009	$40,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	-
Balance at July 31, 2009	$40,000

Index
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

NOTE 8 – DEBT

The Company and its subsidiaries have domestic and foreign unsecured lines of credit totaling $4,427,590 which can be used for working capital.  As of July 31, 2009, the Company’s Mefiag B.V. subsidiary had borrowed $427,590 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	July 31,	January 31,
	2009	2009

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at July 31, 2009), maturing April, 2021, collateralized
by the Telford, PA building	$2,747,641	$2,864,562

Note payable, bank, payable in quarterly installments of
$35,632 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	926,445	896,350

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	431,410	-

Line of credit, $427,590 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 1.23% at
July 31, 2009)	427,590	384,150

	4,533,086	4,145,062
Less current portion	965,741	746,042
	3,567,345	3,399,020
Fair market value of interest rate swap liability	248,197	354,208
Long-term portion	$3,815,542	$3,753,228

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of July 31, 2009 the effective fixed interest rate was 6.19% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities –

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an Amendment to FASB Statement No. 133”.   There was no hedge ineffectiveness as of July 31, 2009.  The fair value of the interest rate swap agreements resulted in a decrease in equity of $156,364 (net of tax) as of July 31, 2009 and a decrease in equity of $223,151 (net of tax) as of January 31, 2009.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $673,639 as of July 31, 2009, which expire during the fiscal years ending January 31, 2010 and 2011 in the amounts of $517,120 and $156,519, respectively.

Maturities of short-term and long-term debt are as follows:

Quarter Ending
July 31,
2010	$965,741
2011	538,151
2012	484,210
2013	376,368
2014	376,368
Thereafter	1,792,248
$4,533,086

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	July 31,	January 31,
	2009	2009
Interest rate swap, net of tax	($156,364)	($223,151)
Foreign currency translation adjustment	1,272,716	680,697
Minimum pension liability adjustment, net of tax	(4,781,839)	(4,781,839)
	($3,665,487)	($4,324,293)

NOTE 10 – OTHER INCOME, NET

Other income, net was comprised of the following:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Interest income	$82,594	$256,205	$58,410	$104,699
Other miscellaneous income (expense)	(5,842)	42,725	4,377	18,416
	$76,752	$298,930	$62,787	$123,115

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering eligible employees in the United States.  In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees effective on December 31, 2006.  As of December 31, 2008 the Company amended its defined benefit pension plan to freeze the accrual of future benefits for union hourly employees.  The net periodic pension income and cost is based on estimated values provided by our independent actuary.

The following table provides the components of net periodic pension income and cost:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Service cost	$34,612	$68,374	$17,306	$34,187
Interest cost	569,898	543,182	284,949	271,591
Expected return on plan assets	(374,158)	(661,586)	(187,079)	(330,793)
Amortization of transition asset	-	(188)	-	(94)
Amortization of prior service cost	(422)	18,092	(211)	9,046
Recognized net actuarial loss	118,632	6,684	59,316	3,342
Net periodic benefit (income) cost	$348,562	($25,442)	$174,281	($12,721)

The Company contributed $413,372 to the pension plans during the six-month period ended July 31, 2009 and expects to make an additional contribution of $865,809 during the six-month period ending January 31, 2010.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2009, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in SFAS No. 131. The Company’s analysis is that SFAS No. 131 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended July 31, 2009, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under SFAS No. 131.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Duall, Systems, Flex-Kleen, Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation and Met-Pro Industrial Services Inc. business units.

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

 Filtration/Purification Technologies: This other segment consists of two operating segments that produce the following products: proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems; cartridges and filter housings; and filtration products for difficult industrial air and liquid applications.  This other segment is comprised of the Keystone Filter and Pristine Water Solutions Inc. operating segments.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial segmentation information, adjusted as a result of the SFAS No. 131 aggregation criteria, is shown below:

	Six Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008
Net sales
Product Recovery/Pollution Control Technologies	$17,888,042	$23,690,946	$10,318,060	$14,186,154
Fluid Handling Technologies	12,709,965	14,856,920	5,731,503	7,868,337
Mefiag Filtration Technologies	4,478,932	6,305,172	1,991,682	3,050,017
Filtration/Purification Technologies	5,449,652	5,949,154	2,844,338	3,041,210
	$40,526,591	$50,802,192	$20,885,583	$28,145,718

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$1,048,355	$2,591,273	$903,152	$1,699,022
Fluid Handling Technologies	2,277,081	3,236,972	971,076	1,857,018
Mefiag Filtration Technologies	(158,434)	337,902	(143,031)	178,774
Filtration/Purification Technologies	74,709	535,273	38,405	270,377
	$3,241,711	$6,701,420	$1,769,602	$4,005,191

	July 31,	January 31,
	2009	2009
Identifiable assets
Product Recovery/Pollution Control Technologies	$34,438,214	$39,623,284
Fluid Handling Technologies	19,804,884	22,056,812
Mefiag Filtration Technologies	11,732,099	11,410,677
Filtration/Purification Technologies	8,851,353	9,369,905
	74,826,550	82,460,678
Corporate	29,295,525	22,291,626
	$104,122,075	$104,752,304

NOTE 13 – ACCOUNTANTS’ 10-Q REVIEW

Marcum LLP, the Company’s independent registered public accountants, effective September 2, 2009, and Margolis & Company P.C., the Company’s independent registered public accountants prior to September 1, 2009, performed limited reviews of the financial information included herein. Their reports on such reviews accompany this filing.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation and its
Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2009, and the related consolidated statements of operations for the six-months and three-months then ended, and the consolidated statements of shareholders’ equity and cash flows for the six-months ended July 31, 2009.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Bala Cynwyd, Pennsylvania
September 3, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation and its
Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated statements of operations of Met-Pro Corporation and its wholly-owned subsidiaries for the six-month and three-month periods ended July 31, 2008, and the consolidated statements of shareholders’ equity and cash flows for the six-month period ended July 31, 2008.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2%	66.1%	66.0%	65.8%
Gross profit	34.8%	33.9%	34.0%	34.2%

Selling expenses	12.4%	9.8%	12.1%	9.7%
General and administrative expenses	14.4%	10.9%	13.4%	10.3%
Income from operations	8.0%	13.2%	8.5%	14.2%

Interest expense	(0.3%)	(0.3%)	(0.3%)	(0.2%)
Other income, net	0.2%	0.6%	0.3%	0.4%
Income before taxes	7.9%	13.5%	8.5%	14.4%

Provision for taxes	2.6%	4.4%	2.8%	4.8%
Net income	5.3%	9.1%	5.7%	9.6%

Six Months Ended July 31, 2009 vs. Six Months Ended July 31, 2008:

Net sales for the six-month period ended July 31, 2009 were $40,526,591 compared with $50,802,192 for the six-month period ended July 31, 2008, a decrease of $10,275,601 or 20.2%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $17,888,042, or $5,802,904 lower than the $23,690,946 of sales for the six-month period ended July 31, 2008, a decrease of 24.5%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for all product lines that are covered by this segment, as a result of a global economic slowdown which is causing delays between quotation and order placement for larger capital projects.

Sales in the Fluid Handling Technologies reporting segment totaled $12,709,965, or $2,146,955 lower than the $14,856,920 of sales for the six-month period ended July 31, 2008, a decrease of 14.5%.  The sales decrease in the Fluid Handling Technologies reporting segment was due to a decrease in demand for our centrifugal pumps that handle a broad range of industrial applications.

Sales in the Mefiag Filtration Technologies reporting segment were $4,478,932, or $1,826,240 lower than the $6,305,172 of sales for the six-month period ended July 31, 2008, a decrease of 29.0%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to a decrease in demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment.

Sales in the Filtration/Purification Technologies segment were $5,449,652, or $499,502 lower than the $5,949,154 of sales for the six-month period ended July 31, 2008, a decrease of 8.4%.  This decrease was due primarily to decreased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as a result of a general weakness in the markets served due to the global economic slowdown.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

The Company’s backlog of orders totaled $13,119,554 and $20,336,319 as of July 31, 2009 and 2008, respectively.  This reflects a decrease in new orders received during the quarter, although the rate of the Company’s bookings of new orders varies from month to month.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of July 31, 2009 will be shipped during the current fiscal year.

Income from operations for the six-month period ended July 31, 2009 was $3,241,711 compared with $6,701,420 for the six-month period ended July 31, 2008, a decrease of $3,459,709 or 51.6%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,048,355, or $1,542,918 lower than the $2,591,273 for the six-month period ended July 31, 2008, a decrease of 59.5%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for all product lines that are covered by this segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,277,081, or $959,891 lower than the $3,236,972 for the six-month period ended July 31, 2008, a decrease of 29.7%.  The decrease in income from operations in the Fluid Handling Technologies reporting segment was primarily related to lower sales for our centrifugal pumps that handle a broad range of industrial applications.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled ($158,434), or $496,336 lower than the $337,902 for the six-month period ended July 31, 2008.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to lower sales for our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $74,709 or $460,564 lower than the $535,273 for the six-month period ended July 31, 2008, a decrease of 86.0%.  The decrease in income from operations in the Filtration/Purification Technologies segment was related primarily to a decrease in sales and lower gross margins for our filters, cartridges, filter housings and filtration products.

Net income for the six-month period ended July 31, 2009 was $2,135,317 compared with $4,628,606 for the six-month period ended July 31, 2008, a decrease of $2,493,289, or 53.9%.

The gross margin for the six-month period ended July 31, 2009 was 34.8% compared with 33.9% for the six-month period ended July 31, 2008.  Gross margins in our Product Recovery/Pollution Control Technologies reporting segment were higher than the same period last year, offset by lower gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and Filtration/Purification Technologies segment.

Selling expense was $5,048,933 for the six-month period ended July 31, 2009, a slight increase of $76,338 compared with the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.  Selling expense as a percentage of net sales was 12.4% for the six-month period ended July 31, 2009 compared with 9.8% for the same period.  Of the 2.6% increase in selling expense as a percentage of net sales, 2.5% was due to the decrease in net sales as compared to the same period last year.

General and administrative expense was $5,828,277 for the six-month period ended July 31, 2009 compared with $5,551,257 for the same period last year, an increase of $277,020.  This increase was primarily related to higher pension, healthcare and stock option expenses.  General and administrative expense as a percentage of net sales was 14.4% for the six-month period ended July 31, 2009, compared with 10.9% for the same period last year.  Of the 3.5% increase in general and administrative expense as a percentage of net sales, 2.8% was due to the decrease in net sales as compared to the same period last year.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Interest expense was $107,455 for the six-month period ended July 31, 2009, compared with $128,766 for the same period in the prior year, a decrease of $21,311.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $76,752 for the six-month period ended July 31, 2009 compared with $298,930 for the same period in the prior year, a decrease of $222,178.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the six-month periods ended July 31, 2009 and 2008 were 33.5% and 32.6%, respectively.  The effective tax rate of 32.6% for the six-month period ended July 31, 2008 is a result of a 33.5% effective tax rate, offset by an adjustment of 0.9% due to a reevaluation of the Company’s FIN No. 48 accrual.

Three Months Ended July 31, 2009 vs. Three Months Ended July 31, 2008:

Net sales for the three-month period ended July 31, 2009 were $20,885,583 compared with $28,145,718 for the three month-period ended July 31, 2008, a decrease of $7,260,135 or 25.8%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $10,318,060 compared with $14,186,154 for the three-month period ended July 31, 2008, a decrease of $3,868,094 or 27.3%.   The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for all product lines that are covered by this segment, as a result of a global economic slowdown which is causing delays between quotation and order placement for larger capital projects.

Sales in the Fluid Handling Technologies reporting segment were $5,731,503 compared with $7,868,337 for the three-month period ended July 31, 2008, a decrease of $2,136,834 or 27.2%.  The sales decrease in the Fluid Handling Technologies reporting segment was due to a decrease in demand for our centrifugal pumps that handle a broad range of industrial applications.

Sales in the Mefiag Filtration Technologies reporting segment were $1,991,682, or $1,058,335 lower than the $3,050,017 of sales for the three-month period ended July 31, 2008, a decrease of 34.7%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to a decrease in demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment.

Sales in the Filtration/Purification Technologies segment were $2,844,338 compared with $3,041,210 for the three-month period ended July 31, 2008, a decrease of $196,872 or 6.5%.  This decrease was due primarily to decreased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as a result of a general weakness in the markets served due to the global economic slowdown.

Income from operations for the three-month period ended July 31, 2009 was $1,769,602 compared with $4,005,191 for the three-month period ended July 31, 2008, a decrease of $2,235,589 or 55.8%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $903,152, or $795,870 lower than the $1,699,022 for the three-month period ended July 31, 2008, a decrease of 46.8%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for all product lines that are covered by this segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $971,076, or $885,942 lower than the $1,857,018 for the three-month period ended July 31, 2008, a decrease of 47.7%.  The decrease in income from operations in the Fluid Handling Technologies reporting segment was primarily related to lower sales for our centrifugal pumps that handle a broad range of industrial applications.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled ($143,031), or $321,805 lower than the $178,774 for the three-month period ended July 31, 2008.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to lower sales for our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $38,405 or $231,972 lower than the $270,377 for the three-month period ended July 31, 2008, a decrease of 85.8%.  The decrease in income from operations in the Filtration/Purification Technologies segment was related primarily to a decrease in sales and lower gross margins for our filters, cartridges, filter housings and filtration products.

Net income for the three-month period ended July 31, 2009 was $1,182,868 compared with $2,702,961 for the three-month period ended July 31, 2008, a decrease of $1,520,093 or 56.2%.

The gross margin for the three-month period ended July 31, 2009 was 34.0% compared with 34.2% for the three-month period ended July 31, 2008.  Gross margins in our Product Recovery/Pollution Control Technologies reporting segment were higher than the same period last year, offset by lower gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and Filtration/Purification Technologies segment.

Selling expenses decreased $200,118 during the three-month period ended July 31, 2009 compared with the same period last year.  This decrease was primarily due to reduced representative and distributor commission expense and lower advertising expenses.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.  As a percentage of net sales, selling expenses were 12.1% for the three-month period ended July 31, 2009 compared with 9.7% for the three-month period ended July 31, 2008.  Of the 2.4% increase in selling expense as a percentage of net sales, 3.3% was due to the decrease in net sales as compared to the same period last year, offset by a decrease in selling expenses of 0.9%.

General and administrative expense was $2,815,950 for the three-month period ended July 31, 2009 compared with $2,907,338 for the three-month period ended July 31, 2008, a decrease of $91,388.  General and administrative expense as a percentage of net sales was 13.4% for the three-month period ended July 31, 2009, compared with 10.3% of net sales for the same period last year.  Of the 3.1% increase in general and administrative expense as a percentage of net sales, 3.6% was due to the decrease in net sales as compared to the same period last year, offset by a decrease in general and administrative expenses of 0.5%.

Interest expense was $53,632 for the three-month period ended July 31, 2009 compared with $63,705 for the same period in the prior year, a decrease of $10,073.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $62,787 for the three-month period ended July 31, 2009 compared with $123,115 for the same period in the prior year, a decrease of $60,328.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the three-month periods ended July 31, 2009 and 2008 were 33.5% in each period.

Liquidity:

The Company’s cash and cash equivalents were $29,194,993 as of July 31, 2009 compared with $21,749,653 as of January 31, 2009, an increase of $7,445,340.  This increase is the net result of the positive cash flows provided by operating activities of $10,101,635 and proceeds from a new borrowing of $485,336, offset by payment of the quarterly cash dividends amounting to $1,752,013, payments on long-term debt totaling $238,287 and investment in property and equipment amounting to $1,262,800.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Accounts receivable (net) totaled $13,893,905 on July 31, 2009 compared with $20,177,672 on January 31, 2009, which represents a decrease of $6,283,767.  The lower sales for the six-months ended July 31, 2009 is reflected by this decrease in accounts receivable, although the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, also will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $18,205,092 on July 31, 2009 compared with $20,236,865 on January 31, 2009, a decrease of $2,031,773.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $9,929,815 on July 31, 2009, compared with $12,239,667 on January 31, 2009, a decrease of $2,309,852.  This reduction is due to decreases in accounts payable and accrued salaries, wages and expenses, offset by an increase in the current portion of long-term debt.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain domestic and foreign lines of credit totaling $4,427,590, all of which are available for working capital purposes, except for $427,590 outstanding as of July 31, 2009 borrowed by the Company’s Mefiag B.V. subsidiary in the fiscal year 2006 to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of July 31, 2009 and January 31, 2009, working capital was $52,687,378 and $51,922,065, respectively, and the current ratio was 6.3 and 5.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2009 amounted to $10,101,635 compared with $4,231,971 in the six-month period ended July 31, 2008, an increase of $5,869,664.  The increase in cash flows from operating activities, as compared with the same period last year, was due principally to decreases in accounts receivable and inventory, increases in accounts payable and accrued expenses and other non-current liabilities, offset by decreases in customers’ advances and prepaid expenses, deposits and other current assets.

Cash flows used in investing activities during the six-month period ended July 31, 2009 amounted to $1,242,418 compared with cash flows used in investing activities of $952,458 for the six-month period ended July 31, 2008, an increase of $289,960.  The increase in cash flows used for investing activities is principally due to the acquisition of property and equipment such as the Company’s purchase of a new enterprise resource planning (ERP) system, patterns and molds for new and existing products and building renovations.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the present and future fiscal years.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2009 utilized $1,504,964 of available resources, compared with $2,503,087 utilized during the six-month period ended July 31, 2008.  The 2009 activity is the result of the payments of the quarterly cash dividends amounting to $1,752,013 and the reduction of long-term debt totaling $238,287, offset by proceeds from a new borrowing of $485,336.  The new borrowing is a result of the Company’s purchase of a new enterprise resource planning (ERP) system.  The financing of the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by fiscal year 2012.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, and September 11, 2009 to shareholders of record as of February 26, 2009, May 29, 2009, and August 28, 2009, respectively.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2009, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Additionally, for the fiscal year ended January 31, 2009, the actual net sales and operating profit for our Flex-Kleen business unit had exceeded the projections used in our annual impairment model.  Based upon the results for the six-month period ended July 31, 2009, Flex-Kleen’s net sales and operating profit are below that which is required by our impairment model for the fiscal year 2010; however, we anticipate a lower cost of capital (which is a factor in the impairment test), which may offset the effect of reduced net sales and operating profit.  We believe Flex-Kleen’s current performance is a reflection of the downturn in U.S. and international business and economic conditions during this period of time and is not due to any new development specific to Flex-Kleen.  The impairment test that we will conduct in December 2009 will be determinative as to whether it is necessary for us to write down any of Flex-Kleen’s goodwill.  We are hopeful that general business conditions will improve and will lead to an improvement in Flex-Kleen’s performance, but as of the date of the filing of this report, we are not able to state whether or not a write-down of Flex-Kleen’s goodwill will be required;

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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of July 31, 2009 is effective, however there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Accordingly, as of July 31, 2009 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma.  The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of all payments through July 31, 2009 to settle these cases was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of July 31, 2009, there were a total of 70 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and North Carolina), as compared with 55 cases that were pending as of January 31, 2009. For the six-month period ended July 31, 2009, 30 new cases were filed against the Company, and the Company was dismissed from 13 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009 as filed with the Securities and Exchange Commission on April 10, 2009, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to Part 1, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report, and in particular the first item as to the potential write-down of goodwill for our Flex-Kleen business unit.

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2009:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2009	0	$ -	0	300,000
June 1-30, 2009	0	-	0	300,000
July 1-31, 2009	0	-	0	300,000
Total	0	$ -	0	300,000

(1)
On November 3, 2008, our Board of Directors authorized a Common Share repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Index
MET-PRO CORPORATION

Item 4.   Submission of Matters to a Vote of Security Holders

An Annual Meeting of the Company’s shareholders was held on June 3, 2009.  At that meeting two proposals were submitted to a vote of the Company’s shareholders.  Proposal 1 was a proposal to elect two Directors (with George H. Glatfelter II and Gary J. Morgan being the nominees) to serve until the 2012 Annual Meeting of Shareholders.  Proposal 2 was to ratify the selection of Margolis & Company P.C. as independent registered public accountants for the Company’s fiscal year ending January 31, 2010.

At the close of business on the record date for the meeting (which was April 10, 2009), there were 14,600,109 Common Shares outstanding and entitled to be voted at the meeting.  Holders of 12,322,948 Common Shares (representing a like number of votes) were present at the meeting, either in person or by proxy.

The following table sets forth the results of the voting on each of the proposals:

		Number of Votes
				Abstain/
				Broker
Proposals		For	Against	Non Vote
Proposal 1 -	Election of Directors
	George H. Glatfelter II	11,716,623	606,325	-
	Gary J. Morgan	11,394,682	928,266	-
Proposal 2 -	Selection of Margolis & Company P.C. as Independent Registered Public Accountants	11,988,572	296,249	38,127

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

Met-Pro Corporation
(Registrant)

September 3, 2009	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

September 3, 2009	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director