Form 10-Q
period 2009-10-31
MET PRO CORP
filed 2009-12-04
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2009

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

As of December 4, 2009 the Registrant had 14,600,109 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2009	2009
Current assets	(unaudited)
Cash and cash equivalents	$32,285,796	$21,749,653
Accounts receivable, net of allowance for doubtful
accounts of approximately $268,000 and
$167,000, respectively	13,537,023	20,177,672
Inventories	16,681,236	20,236,865
Prepaid expenses, deposits and other current assets	1,474,154	1,997,542
Total current assets	63,978,209	64,161,732

Property, plant and equipment, net	20,240,188	19,389,597
Costs in excess of net assets of businesses acquired, net	20,798,913	20,798,913
Other assets	697,687	402,062
Total assets	$105,714,997	$104,752,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$984,301	$746,042
Accounts payable	4,584,270	5,464,629
Accrued salaries, wages and expenses	4,376,192	4,546,199
Dividend payable	876,007	876,007
Customers’ advances	655,599	356,008
Deferred income taxes	250,782	250,782
Total current liabilities	11,727,151	12,239,667

Long-term debt	3,730,580	3,753,228
Other non-current liabilities	8,501,119	8,855,912
Deferred income taxes	1,149,876	1,126,016
Total liabilities	25,108,726	25,974,823

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued,
of which 1,328,570 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	2,959,818	2,465,193
Retained earnings	90,259,436	89,727,308
Accumulated other comprehensive loss	(3,522,256)	(4,324,293)
Treasury shares, at cost	(10,683,595)	(10,683,595)
Total shareholders’ equity	80,606,271	78,777,481
Total liabilities and shareholders’ equity	$105,714,997	$104,752,304
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

 (unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Net sales	$60,334,372	$78,781,675	$19,807,781	$27,979,483
Cost of goods sold	39,538,914	51,311,316	13,131,244	17,734,396
Gross profit	20,795,458	27,470,359	6,676,537	10,245,087

Operating expenses
Selling	7,415,388	8,111,853	2,366,455	3,139,258
General and administrative	8,599,958	8,501,240	2,771,681	2,949,983
	16,015,346	16,613,093	5,138,136	6,089,241
Income from operations	4,780,112	10,857,266	1,538,401	4,155,846

Interest expense	(166,449)	(179,948)	(58,994)	(51,182)
Other income, net	138,441	376,768	61,689	77,838
Income before taxes	4,752,104	11,054,086	1,541,096	4,182,502

Provision for taxes	1,591,957	3,414,114	516,266	1,171,136
Net income	$3,160,147	$7,639,972	$1,024,830	$3,011,366

Earnings per share, basic (1)	$.22	$.51	$.07	$.20
Earnings per share, diluted (2)	$.22	$.50	$.07	$.20
Cash dividend per share – declared (3)	$.18	$.17	$.06	$.06
Cash dividend per share – paid (3)	$.18	$.165	$.06	$.055

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 14,600,109 and 15,013,042 for the nine-month periods ended October 31, 2009 and 2008, respectively, and 14,600,109 and 15,042,572 for the three-month periods ended October 31, 2009 and 2008, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,676,297 and 15,359,048 for the nine-month periods ended October 31, 2009 and 2008, respectively, and 14,676,525 and 15,402,764 for the three-month periods ended October 31, 2009 and 2008, respectively.

(3)
The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009 to shareholders of record as of February 26, 2009, May 29, 2009, August 28, 2009 and November 27, 2009, respectively.  Quarterly dividends of $.055 per share were paid on March 11, 2008, June 12, 2008 and September 10, 2008 to shareholders of record as of February 26, 2008, May 29, 2008 and August 27, 2008, respectively, and a quarterly dividend of $.06 per share was paid on December 10, 2008 to shareholders of record on November 26, 2008.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481

Comprehensive income:
Net income	-	-	3,160,147	-	-
Foreign currency translation
adjustment	-	-	-	751,136	-
Interest rate swap,
net of tax of ($29,894)	-	-	-	50,901	-
Total comprehensive income						3,962,184

Dividends paid, $.12 per share	-	-	(1,752,013)	-	-	(1,752,013)
Dividends declared, $.06 per share	-	-	(876,006)	-	-	(876,006)
Stock-based compensation	-	494,625	-	-	-	494,625
Balances, October 31, 2009	$1,592,868	$2,959,818	$90,259,436	($3,522,256)	($10,683,595)	$80,606,271

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168

Comprehensive income:
Net income	-	-	7,639,972	-	-
Pension measurement	-	-	7,970	-	-
Foreign currency translation
adjustment	-	-	-	(797,895)	-
Interest rate swap,
net of tax of ($16,044)	-	-	-	27,319	-
Securities available for sale,
net of tax of $3,490	-	-	-	(5,944)	-
Total comprehensive income						6,871,422

Dividends paid, $.11 per share	-	-	(1,656,809)	-	-	(1,656,809)
Stock-based compensation	-	324,153	-	-	-	324,153
Stock option transactions	-	46,769	-	-	1,865,629	1,912,398
Purchase of 731,735 treasury shares	-	-	-	-	(7,694,333)	(7,694,333)
Common share adjustment	(13)	13	-	-	-	-
Balances, October 31, 2008	$1,592,868	$2,268,590	$89,258,229	$563,907	($10,683,595)	$82,999,999

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 31,
	2009	2008

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
Net income	$3,160,147	$7,639,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,458,401	1,441,242
Deferred income taxes	(1,792)	1,147
(Gain) on sale of property and equipment, net	(13,695)	(18,174)
Stock-based compensation	494,625	324,153
Allowance for doubtful accounts	101,492	26,580
(Increase) decrease in operating assets:
Accounts receivable	6,910,662	(590,531)
Inventories	3,832,976	(167,617)
Prepaid expenses, deposits and other assets	251,165	461,085
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,385,430)	(988,259)
Customers’ advances	298,448	86,744
Other non-current liabilities	(354,793)	(432,747)
Net cash provided by operating activities	14,752,206	7,783,595

Cash flows from investing activities
Proceeds from sale of property and equipment	20,382	20,785
Acquisitions of property and equipment	(1,826,975)	(1,368,841)
Net cash used in investing activities	(1,806,593)	(1,348,056)

Cash flows from financing activities
Proceeds from new borrowing	485,336	-
Reduction of debt	(373,336)	(1,272,597)
Exercise of stock options	-	1,912,398
Payment of dividends	(2,628,020)	(2,483,956)
Acquisition of treasury shares	-	(7,694,333)
Net cash used in financing activities	(2,516,020)	(9,538,488)
Effect of exchange rate changes on cash	106,550	28,445

Net increase (decrease) in cash and cash equivalents	10,536,143	(3,074,504)

Cash and cash equivalents at February 1	21,749,653	21,906,877
Cash and cash equivalents at October 31	$32,285,796	$18,832,373
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2009 and the results of operations for the nine-month and three-month periods ended October 31, 2009 and 2008, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.  In addition, the January 31, 2009 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance codified in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”.  ASC Topic 820 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  As a part of the framework for measuring fair value, this guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The three levels of the fair value hierarchy are:
•	Level 1 – Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date;
•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
•	Level 3 – Unobservable inputs used in valuation in which there is little market activity for the asset or liability at the measurement date.
Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.  ASC Topic 820 applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2009.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued accounting guidance codified in ASC Topic 715, “Compensation – Retirement Benefits”. ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting this guidance resulted in a decrease in the pension liabilities and an increase in accumulated other comprehensive income of approximately $1.1 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2008, and an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued accounting guidance codified in ASC Topic 805, “Business Combinations”.  This guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  With respect to the Company, ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after February 1, 2009.  We expect ASC Topic 805 will have an impact on accounting for future acquisitions by the Company.

In March 2008, the FASB issued accounting guidance codified in ASC Topic 815, “Derivatives and Hedging”.  The March 2008 guidance requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. ASC Topic 815 is effective for the Company beginning February 1, 2009. ASC Topic 815 did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued accounting guidance codified in ASC Topic 855 “Subsequent Events”.  This guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC Topic 855 was effective for the Company beginning in the quarter ended July 31, 2009.  Management has evaluated subsequent events through December 4, 2009 which is the date the financial statements were issued.

In June 2009, the FASB issued accounting guidance codified in ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics in a consistent structure.  The Codification also supersedes all then-existing non-SEC accounting and reporting standards.  The FASB will no longer issue new standards in the form of Statements, Staff Positions, or EITF Abstracts; instead it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide information on guidance and bases for conclusions on change(s) in the Codification. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605 “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available,  third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions.  ASU No. 2009-13 is effective for the Company in the fiscal year beginning February 1, 2011.  The Company is currently evaluating the impact ASU No. 2009-13 will have on our financial position, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE COMPUTATIONS

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of diluted earnings per share. The dilutive effect of stock options is calculated using the treasury stock method and expected proceeds upon exercise of the stock options. The following table summarizes the shares used in computing basic and diluted net income per common share:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator:
Net Income	$3,160,147	$7,639,972	$1,024,830	$3,011,366
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,600,109	15,013,042	14,600,109	15,042,572
Dilutive effect of stock-based compensation plans	76,416	346,006	76,188	360,192
Weighted average common shares outstanding during the period for diluted computation	14,676,297	15,359,048	14,676,525	15,402,764

Earnings per share, basic	$.22	$.51	$.07	$.20
Earnings per share, diluted	$.22	$.50	$.07	$.20

For the nine and three months ended October 31, 2009, employee stock options to purchase 714,013 shares of common stock were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during these periods. For the nine and three months ended October 31, 2008, employee stock options to purchase 205,400 shares of common stock were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during these periods.

NOTE 3 – STOCK-BASED COMPENSATION

Stock Options:

The Company grants stock options to its officers and directors, typically in December of each year.  On December 3, 2008 the Company issued 206,600 stock options with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from the grant date, respectively.  In the event of a “change of control”, any unvested options shall become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date for a three year period.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures.   We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model.  The per share fair value weighted-averages at the date of grant for stock options granted during the fiscal years ended January 31, 2010 and 2009 were $2.01 and $3.41 per option, respectively.

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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2009	1,193,533	$9.5374	7.28
Granted	5,000	$8.5600
Forfeited	(12,446)	$9.6440
Expired	-	-
Exercised	-	-
Outstanding at October 31, 2009	1,186,087	$9.5322	6.51	$945,234

Exercisable at October 31, 2009	778,099	$8.5474	6.51	$945,234

There were no options exercised during the nine-month period ended October 31, 2009.  The aggregate intrinsic value of options exercised during the nine-month periods ended October 31, 2008 was $2,612,602.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of the stock on the date of grant.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$4.11 – 4.99	9,956	0.13	$4.1659	9,956	$4.1659
$5.00 – 5.49	24,180	1.32	5.1047	24,180	5.1047
$5.50 – 6.99	146,259	2.87	5.5308	146,259	5.5308
$7.00 – 8.99	133,896	5.02	7.4539	133,896	7.4539
$9.00 – 9.99	269,791	5.47	9.2893	269,791	9.2893
$10.00 – 10.99	190,005	7.13	10.8975	125,554	10.8975
$11.00 – 11.99	412,000	8.62	11.5469	68,463	11.7500
	1,186,087	6.51	$9.5322	778,099	$8.5474

As of October 31, 2009, there was $782,803 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2009	2009
Raw materials	$12,501,785	$15,416,249
Work in progress	1,741,318	2,013,789
Finished goods	2,438,133	2,806,827
	$16,681,236	$20,236,865

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended
	October 31,
	2009	2008
Cash paid during the period for:
Interest	$163,472	$196,183
Income taxes	1,129,137	2,835,048

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The Company follows the provisions of FASB ASC Topic 740, “Income Taxes”, and recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies ASC Topic 740 to all tax positions for which the statute of limitations remains open.

As of the fiscal year ended January 31, 2009, the Company had an unrecognized tax benefit of $40,000 to account for federal and state tax matters in the U.S. of which approximately $5,000 was accrued for the payment of interest and penalties through January 31, 2009.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of October 31, 2009 the Company re-evaluated its position with regards to the current federal and state tax matters in the U.S. and has determined that there have been no changes in tax positions which would impact the unrecognized tax benefit of $40,000.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2009
Balance at February 1, 2009	$40,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	-
Balance at October 31, 2009	$40,000

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,441,510 which can be used for working capital.  As of October 31, 2009, the Company’s Mefiag B.V. subsidiary had borrowed $441,510 (300,000 Euro) from its available line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:

	October 31,	January 31,
	2009	2009

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at October 31, 2009), maturing April, 2021, collateralized
by the Telford, PA building	$2,689,181	$2,864,562

Note payable, bank, payable in quarterly installments of
$36,793 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	919,812	896,350

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	390,965	-

Line of credit, $441,510 (300,000 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 1.12% at
October 31, 2009)	441,510	384,150

	4,441,468	4,145,062
Less current portion	984,301	746,042
	3,457,167	3,399,020
Fair market value of interest rate swap liability	273,413	354,208
Long-term portion	$3,730,580	$3,753,228

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of October 31, 2009 the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of October 31, 2009 the effective fixed interest rate was 6.78% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of October 31, 2009.  The interest rate swap agreement is considered a Level 3 fair value measurement, and because of the short-cut method of ASC Topic 815 used to record the fair value of the interest rate swap, the Company believes it is more practicable to describe the activity in narrative form.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $172,250 (net of tax) as of October 31, 2009 and a decrease in equity of $223,151 (net of tax) as of January 31, 2009.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The bank has issued and outstanding standby letters of credit to customers totaling $504,995 as of October 31, 2009, which expire during the fiscal years ending January 31, 2010, 2011 and 2012 in the amounts of $280,291, $156,519 and $68,185, respectively.

Maturities of short-term and long-term debt are as follows:

Quarter Ending
October 31,
2010	$984,301
2011	542,796
2012	448,409
2013	381,012
2014	381,012
Thereafter	1,703,938
$4,441,468

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	October 31,	January 31,
	2009	2009
Interest rate swap, net of tax	($172,250)	($223,151)
Foreign currency translation adjustment	1,431,833	680,697
Minimum pension liability adjustment, net of tax	(4,781,839)	(4,781,839)
	($3,522,256)	($4,324,293)

NOTE 9 – OTHER INCOME, NET

Other income, net comprised of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Interest income	$148,325	$349,006	$65,731	$92,801
Other miscellaneous income (charges)	(9,884)	27,762	(4,042)	(14,963)
	$138,441	$376,768	$61,689	$77,838

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EMPLOYEE BENEFIT PLANS

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

The following table provides the components of net periodic pension income and cost:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2009	2008	2009	2008
Service cost	$51,918	$84,653	$17,306	$25,232
Interest cost	854,847	809,059	284,949	268,735
Expected return on plan assets	(561,237)	(992,380)	(187,079)	(330,793)
Amortization of transition asset	-	(94)	-	-
Amortization of prior service cost	(633)	11,928	(211)	1,440
Recognized net actuarial loss	177,948	10,026	59,316	3,342
Curtailment loss	-	11,944	-	-
Net periodic benefit (income) cost	$522,843	($64,864)	$174,281	($32,044)

The Company contributed $743,933 to the pension plans during the nine-month period ended October 31, 2009 and expects to make an additional contribution of $535,248 during the three-month period ending January 31, 2010.

NOTE 11 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2009, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended October 31, 2009, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Nine Months Ended October 31,		Three Months Ended October 31,
	2009	2008	2009	2008
Net sales
Product Recovery/Pollution Control Technologies	$26,900,405	$37,554,600	$9,012,363	$13,863,654
Fluid Handling Technologies	18,491,303	23,070,719	5,781,338	8,213,799
Mefiag Filtration Technologies	6,981,727	9,114,722	2,502,795	2,809,550
Filtration/Purification Technologies	7,960,937	9,041,634	2,511,285	3,092,480
	$60,334,372	$78,781,675	$19,807,781	$27,979,483

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$1,610,321	$4,444,955	$561,966	$1,853,682
Fluid Handling Technologies	3,110,175	5,022,442	833,094	1,785,470
Mefiag Filtration Technologies	(111,372)	525,984	47,062	188,082
Filtration/Purification Technologies	170,988	863,885	96,279	328,612
	$4,780,112	$10,857,266	$1,538,401	$4,155,846

	October 31,	January 31,
	2009	2009
Identifiable assets
Product Recovery/Pollution Control Technologies	$33,928,381	$39,623,284
Fluid Handling Technologies	18,749,392	22,056,812
Mefiag Filtration Technologies	12,013,591	11,410,677
Filtration/Purification Technologies	8,408,003	9,369,905
	73,099,367	82,460,678
Corporate	32,615,630	22,291,626
	$105,714,997	$104,752,304

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES

Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma.  The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of all payments through October 31, 2009 to settle these cases was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of October 31, 2009, there were a total of 97 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and North Carolina), as compared with 55 cases that were pending as of January 31, 2009. For the nine-month period ended October 31, 2009, 58 new cases were filed against the Company, and the Company was dismissed from 14 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

NOTE 13 – ACCOUNTANTS’ 10-Q REVIEW

Marcum LLP, the Company’s independent registered public accountants, effective September 2, 2009, and Margolis & Company P.C., the Company’s independent registered public accountants prior to September 1, 2009, performed limited reviews of the financial information included herein. Their reports on such reviews accompanies this filing.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation and its
    Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2009, and the related consolidated statements of income for the nine-months and three-months then ended, and the consolidated statements of shareholders’ equity and cash flows for the nine-months ended October 31, 2009.  These financial statements are the responsibility of the Company’s management.

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
December 4, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Met-Pro Corporation and its
    Wholly-Owned Subsidiaries
Harleysville, Pennsylvania

We have reviewed the accompanying consolidated statements of income of Met-Pro Corporation and its wholly-owned subsidiaries for the nine-month and three-month periods ended October 31, 2008, and the consolidated statements of shareholders’ equity and cash flows for the nine-month period ended October 31, 2008.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Margolis & Company P.C.
Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 20, 2009

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statement of income expressed as a percentage of net sales.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.5%	65.1%	66.3%	63.4%
Gross profit	34.5%	34.9%	33.7%	36.6%

Selling expenses	12.3%	10.3%	11.9%	11.2%
General and administrative expenses	14.3%	10.8%	14.0%	10.5%
Income from operations	7.9%	13.8%	7.8%	14.9%

Interest expense	(0.3%)	(0.2%)	(0.3%)	(0.2%)
Other income, net	0.2%	0.4%	0.3%	0.3%
Income before taxes	7.8%	14.0%	7.8%	15.0%

Provision for taxes	2.6%	4.3%	2.6%	4.2%
Net income	5.2%	9.7%	5.2%	10.8%

Nine Months Ended October 31, 2009 vs. Nine Months Ended October 31, 2008:

Net sales for the nine-month period ended October 31, 2009 were $60,334,372 compared with $78,781,675 for the nine-month period ended October 31, 2008, a decrease of $18,447,303 or 23.4%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $26,900,405 or $10,654,195 lower than the $37,554,600 of sales for the nine-month period ended October 31, 2008, a decrease of 28.4%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for all product lines that are covered by this segment, as a result of the global economic slowdown that began last year.

Sales in the Fluid Handling Technologies reporting segment totaled $18,491,303, or $4,579,416 lower than the $23,070,719 of sales for the nine-month period ended October 31, 2008, a decrease of 19.8%.  The sales decrease in the Fluid Handling Technologies reporting segment was due to a decrease in demand for our centrifugal pumps that handle a broad range of industrial applications, as a result of the global economic slowdown that began last year.

Sales in the Mefiag Filtration Technologies reporting segment were $6,981,727, or $2,132,995 lower than the $9,114,722 of sales for the nine-month period ended October 31, 2008, a decrease of 23.4%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to a decrease in demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment, resulting from the global economic slowdown that began last year.

Sales in the Filtration/Purification Technologies segment were $7,960,937, or $1,080,697 lower than the $9,041,634 of sales for the nine-month period ended October 31, 2008, a decrease of 12.0%.  This decrease was due primarily to decreased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as a result of a general weakness in the markets served due to the global economic slowdown that began last year.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

The Company’s backlog of orders totaled $18,944,799 and $21,563,614 as of October 31, 2009 and 2008, respectively.  This is reflective of a decreased rate of new orders received during the three-months ended October 31, 2009 as compared with the three-months ended October 31, 2008.  Although the rate of the Company’s bookings of new orders varies from month to month, new orders received during the three-months ended October 31, 2009 were the highest since the third quarter last year and sequentially higher than those received during the first and second quarters of the Company’s current fiscal year.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects a majority of the backlog that existed as of October 31, 2009 will be shipped during the current fiscal year.

Income from operations for the nine-month period ended October 31, 2009 was $4,780,112 compared with $10,857,266 for the nine-month period ended October 31, 2008, a decrease of $6,077,154 or 56.0%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,610,321, or $2,834,634 lower than the $4,444,955 for the nine-month period ended October 31, 2008, a decrease of 63.8%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for all product lines that are covered by this segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $3,110,175, or $1,912,267 lower than the $5,022,442 for the nine-month period ended October 31, 2008, a decrease of 38.1%.  The decrease in income from operations in the Fluid Handling Technologies reporting segment was primarily related to lower sales for our centrifugal pumps that handle a broad range of industrial applications.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled ($111,372), or $637,356 lower than the $525,984 for the nine-month period ended October 31, 2008.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to lower sales for our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $170,988 or $692,897 lower than the $863,885 for the nine-month period ended October 31, 2008, a decrease of 80.2%.  The decrease in income from operations in the Filtration/Purification Technologies segment was related primarily to a decrease in sales and lower gross margins for our filters, cartridges, filter housings and filtration products.

Net income for the nine-month period ended October 31, 2009 was $3,160,147 compared with $7,639,972 for the nine-month period ended October 31, 2008, a decrease of $4,479,825 or 58.6%.

The gross margin for the nine-month period ended October 31, 2009 was 34.5% compared with 34.9% for the nine-month period ended October 31, 2008.  Gross margins in our Product Recovery/Pollution Control Technologies reporting segment were higher than the same period last year, offset by lower gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and Filtration/Purification Technologies segment.

Selling expense was $7,415,388 for the nine-month period ended October 31, 2009 compared with $8,111,853 for the same period last year, a decrease of $696,465.  The decrease in selling expense was primarily due to lower representative and distributor commission expense.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.  Selling expense as a percentage of net sales was 12.3% for the nine-month period ended October 31, 2009 compared with 10.3% for the same period last year.  Of the 2% increase in selling expense as a percentage of net sales, 3.2% was due to the decrease in net sales as compared with the same period last year, offset by 1.2% as a result of the decrease in expenses.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

General and administrative expense was $8,599,958 for the nine-month period ended October 31, 2009 compared with $8,501,240 for the same period last year, an increase of $98,718.  The increase in general and administrative expense was primarily related to higher pension, healthcare and stock option expenses.  General and administrative expense as a percentage of net sales was 14.3% for the nine-month period ended October 31, 2009, compared with 10.8% for the same period last year.  Of the 3.5% increase in general and administrative expense as a percentage of net sales, 3.3% was due to the decrease in net sales as compared with the same period last year.

Interest expense was $166,449 for the nine-month period ended October 31, 2009, compared with $179,948 for the same period in the prior year, a decrease of $13,499.  This decrease was due principally to a reduction in long-term debt.

Other income, net, was $138,441 for the nine-month period ended October 31, 2009 compared with $376,768 for the same period in the prior year, a decrease of $238,327.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the nine-month periods ended October 31, 2009 and 2008 were 33.5% and 30.9%, respectively.  The effective tax rate of 30.9% for the nine-month period ended October 31, 2008 is a result of a 33.5% effective tax rate, offset by an adjustment of 0.5% due to a reevaluation of the Company’s FASB ASC Topic 740 accrual and an adjustment of 2.1% due to the exercise of non-qualified stock options and their impact on taxable income.

Three Months Ended October 31, 2009 vs. Three Months Ended October 31, 2008:

Net sales for the three-month period ended October 31, 2009 were $19,807,781 compared with $27,979,483 for the three-month period ended October 31, 2008, a decrease of $8,171,702 or 29.2%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $9,012,363 compared with $13,863,654 for the three-month period ended October 31, 2008, a decrease of $4,851,291 or 35.0%.   The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales for all product lines that are covered by this segment, resulting from the lagging effect of the global economic slowdown that began last year.

Sales in the Fluid Handling Technologies reporting segment were $5,781,338 compared with $8,213,799 for the three-month period ended October 31, 2008, a decrease of $2,432,461 or 29.6%.  The sales decrease in the Fluid Handling Technologies reporting segment was due to a decrease in demand for our centrifugal pumps that handle a broad range of industrial applications, as a result of the global economic slowdown.

Sales in the Mefiag Filtration Technologies reporting segment were $2,502,795 or $306,755 lower than the $2,809,550 of sales for the three-month period ended October 31, 2008, a decrease of 10.9%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to a decrease in demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment, resulting from the global economic slowdown that began last year.

Sales in the Filtration/Purification Technologies segment were $2,511,285 compared with $3,092,480 for the three-month period ended October 31, 2008, a decrease of $581,195 or 18.8%.  The sales decrease in the Filtration/Purification Technologies segment was due primarily to decreased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as a result of a general weakness in the markets served due to the global economic slowdown that began last year.

Income from operations for the three-month period ended October 31, 2009 was $1,538,401 compared with $4,155,846 for the three-month period ended October 31, 2008, a decrease of $2,617,445 or 63.0%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $561,966, or $1,291,716 lower than the $1,853,682 for the three-month period ended October 31, 2008, a decrease of 69.7%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for all product lines that are covered by this segment, resulting from the lagging effect of the global economic slowdown that began last year.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Income from operations in the Fluid Handling Technologies reporting segment totaled $833,094, or $952,376 lower than the $1,785,470 for the three-month period ended October 31, 2008, a decrease of 53.3%.  The decrease in income from operations in the Fluid Handling Technologies reporting segment was principally related to lower sales for our centrifugal pumps that handle a broad range of industrial applications, as a result of the global economic slowdown.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $47,062, or $141,020 lower than the $188,082 for the three-month period ended October 31, 2008, a decrease of 75.0%.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to lower sales for our horizontal disc filter systems, resulting from the global economic slowdown that began last year.

Income from operations in the Filtration/Purification Technologies segment was $96,279 or $232,333 lower than the $328,612 for the three-month period ended October 31, 2008, a decrease of 70.7%.  The decrease in income from operations in the Filtration/Purification Technologies segment was primarily related to a decrease in sales and lower gross margins for our filters, cartridges, filter housings and filtration products, as a result of a general weakness in the markets served due to the global economic slowdown that began last year.

Net income for the three-month period ended October 31, 2009 was $1,024,830 compared with $3,011,366 for the three-month period ended October 31, 2008, a decrease of $1,986,536 or 66.0%.

The gross margin for the three-month period ended October 31, 2009 was 33.7% versus 36.6% for the three-month period ended October 31, 2008.  Gross margins were lower in all the segments as compared with the same period last year, due to the decrease in net sales in all the segments as compared with the same period last year resulting from the global economic slowdown.

Selling expenses decreased $772,803 during the three-month period ended October 31, 2009 compared with the same period last year.  This decrease was primarily due to lower representative and distributor commission expense.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.  As a percentage of net sales, selling expenses were 11.9% for the three-month period ended October 31, 2009 compared with 11.2% for the three-month period ended October 31, 2008.

General and administrative expense was $2,771,681 for the three-month period ended October 31, 2009 compared with $2,949,983 for the three-month period ended October 31, 2008, a decrease of $178,302.  General and administrative expense as a percentage of net sales was 14.0% for the three-month period ended October 31, 2009, compared with 10.5% of net sales for the same period last year.  Of the 3.5% increase in selling expense as a percentage of net sales, 4.4% was due to the decrease in net sales as compared with the same period last year, offset by 0.9% as a result of the decrease in expenses.

Interest expense was $58,994 for the three-month period ended October 31, 2009 compared with $51,182 for the same period in the prior year, an increase of $7,812.

Other income, net, was $61,689 for the three-month period ended October 31, 2009 compared with $77,838 for the same period in the prior year, a decrease of $16,149.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the three-month periods ended October 31, 2009 and 2008 were 33.5% and 28.0%, respectively.  The effective tax rate of 28.0% for the three-month period ended October 31, 2008 is a result of a 33.5% effective tax rate, offset by an adjustment of 5.5% due to the exercise of non-qualified stock options and their impact on taxable income.

Index
MET-PRO CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Liquidity:

The Company’s cash and cash equivalents were $32,285,796 as of October 31, 2009 compared with $21,749,653 as of January 31, 2009, an increase of $10,536,143.  This increase is the net result of the positive cash flows provided by operating activities of $14,752,206 and proceeds from a new borrowing of $485,336, offset by payment of the quarterly cash dividends amounting to $2,628,020, payments on long-term debt totaling $373,336 and investment in property and equipment amounting to $1,826,975.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $13,537,023 on October 31, 2009 compared with $20,177,672 on January 31, 2009, which represents a decrease of $6,640,649.  The decrease in accounts receivable is reflective of the lower sales for the nine-months ended October 31, 2009. The timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, also will, among other factors, influence accounts receivable balances at any given point in time.

Inventories were $16,681,236 on October 31, 2009 compared with $20,236,865 on January 31, 2009, a decrease of $3,555,629.  Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $11,727,151 on October 31, 2009, compared with $12,239,667 on January 31, 2009, a decrease of $512,516.  This reduction is due to decreases in accounts payable and accrued salaries, wages and expenses, offset by an increase in the current portion of long-term debt and customers’ advances.

The Company has consistently maintained a high current ratio and it and its subsidiaries maintain uncommitted domestic and foreign lines of credit totaling $4,441,510, all of which are available for working capital purposes, except for $441,510 outstanding as of October 31, 2009 borrowed by the Company’s Mefiag B.V. subsidiary in the fiscal year 2006 to partially finance an expansion and renovation of its facility located in The Netherlands.  Cash flows, in general, have exceeded the current needs of the Company.  The Company presently foresees no change in this situation in the immediate future.  As of October 31, 2009 and January 31, 2009, working capital was $52,251,058 and $51,922,065, respectively, and the current ratio was 5.5 and 5.2, respectively.

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2009 amounted to $14,752,206 and was comprised of the following significant items: net income of approximately $3.2 million, with adjustments for non-cash charges of depreciation and amortization of approximately $1.5 million, stock-based compensation of approximately $0.5 million and allowances for doubtful accounts of approximately $0.1 million.  Additional increases to cash flows from operating activities included approximately $6.9 million of accounts receivable collections, $3.8 million of inventory reductions, approximately $0.3 million reduction in prepaid expenses, deposits and other assets, and an increase in customers’ advances of approximately $0.3 million, all of which were offset by approximately $1.4 million reduction in accounts payable and accrued expenses and approximately $0.4 million reduction of other non-current liabilities.

Cash flows provided by operating activities during the nine-month period ended October 31, 2008 amounted to $7,783,595 and was comprised of the following significant items: net income of approximately $7.6 million, with adjustments for non-cash charges of depreciation and amortization of approximately $1.4 million and stock-based compensation of approximately $0.3 million.  Additional increases to cash flows from operating activities included approximately $0.5 million reduction in prepaid expenses, deposits and other assets, and an increase in customers’ advances of approximately $0.1 million, offset by approximately $0.6 million increase in accounts receivable, approximately $0.2 million increase in inventory, approximately $1.0 million reduction in accounts payable and accrued expenses and approximately $0.4 million reduction of other non-current liabilities.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

Cash flows used in investing activities during the nine-month period ended October 31, 2009 amounted to $1,806,593 compared with cash flows used in investing activities of $1,348,056 for the nine-month period ended October 31, 2008, an increase of $458,537.  The increase in cash flows used in investing activities is principally due to the acquisition of property and equipment such as the Company’s purchase of a new enterprise resource planning (ERP) system, pattern and molds for new and existing products and building renovations.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2009 utilized $2,516,020 of available resources, compared with $9,538,488 utilized during the nine-month period ended October 31, 2008.  The decrease in cash utilized is due primarily to $7,694,333 being disbursed during the nine-month period ended October 31, 2008 for the acquisition of treasury shares. The 2009 activity is the result of the payments of the quarterly cash dividends amounting to $2,628,020 and the reduction of long-term debt totaling $373,336, offset by proceeds from a new borrowing of $485,336.  The new borrowing is a result of the Company’s purchase of a new enterprise resource planning (ERP) system.  The financing of the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by fiscal year 2012.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009 to shareholders of record as of February 26, 2009, May 29, 2009, August 28, 2009 and November 27, 2009, respectively.

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

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.  The FASB ASC Topic 605, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance FASB ASC Topic 605.

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In accordance with FASB ASC Topic 350-20, “Intangibles – Goodwill and Other – Goodwill” the Company’s unamortized goodwill balance is being assessed, at least annually, for impairment. The Company performs its annual impairment test for each reporting unit using a fair value approach. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments. In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows. These assumptions were based upon market and industries outlooks, our business plans and historical data. Inherent uncertainties exist in determining and applying such factors. The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to the Company.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of costs in excess of net assets of businesses acquired (goodwill), as a result of the determination that the acquired business is impaired.  Our Flex-Kleen business unit, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2009, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Additionally, for the fiscal year ended January 31, 2009, the actual net sales and operating profit for our Flex-Kleen business unit had exceeded the projections used in our annual impairment model.  Based upon the results for the nine-month period ended October 31, 2009, Flex-Kleen’s net sales and operating profit are below that which is projected in our impairment model for the fiscal year 2010; however, we anticipate a lower cost of capital (which is a factor in the impairment test), which may offset the effect of reduced net sales and operating profit.  We believe Flex-Kleen’s current performance is a reflection of the downturn in global business and economic conditions during this period of time and is not due to any new development specific to Flex-Kleen.  The impairment test that we will conduct in December 2009 will be determinative as to whether it is necessary for us to write down any of Flex-Kleen’s goodwill.  As of the date of the filing of this report, we are not able to state whether or not a write-down of Flex-Kleen’s goodwill will be required;

•	materially adverse changes in economic conditions (i) in the markets served by us or (ii) in significant customers or ours;
•	material changes in available technology;
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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued…

•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of October 31, 2009 is effective, however there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Accordingly, as of October 31, 2009 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company and/or one of its business units began to be named as one of many defendants in asbestos-related lawsuits filed predominantly in Mississippi on a mass basis by large numbers of plaintiffs against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. The complaints filed against the Company and/or this business unit have been vague, general and speculative, alleging that the Company, and/or the business unit, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  More recent cases typically allege more serious claims of mesothelioma.  The Company believes that it and/or the business unit have meritorious defenses to the cases which have been filed and that none of its and/or the business unit’s products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company and/or the business unit have been dismissed from or settled a number of these cases. The sum total of all payments through October 31, 2009 to settle these cases was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of October 31, 2009, there were a total of 97 cases pending against the Company (with a majority of those cases pending in New York, Mississippi and North Carolina), as compared with 55 cases that were pending as of January 31, 2009. For the nine-month period ended October 31, 2009, 58 new cases were filed against the Company, and the Company was dismissed from 14 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future assuming a continuation of the current volume and nature of cases; however, the Company has no control over the number and nature of cases that are filed against it nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2009:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2009	0	$ -	0	300,000
September 1-30, 2009	0	-	0	300,000
October 1-31, 2009	0	-	0	300,000
Total	0	$ -	0	300,000

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

Met-Pro Corporation
(Registrant)

December 4, 2009	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, President and Chief Executive
Officer

December 4, 2009	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director