Form 10-K
MET PRO CORP
filed 2010-03-15
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

  FORM 10-K

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [   ]   No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference  in  Part  III of the Form  10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [    ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 under the Exchange Act.
          Large accelerated filer [   ]             Accelerated filer [ X ]             Non-accelerated filer [    ]            Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

The aggregate market value of the Common Shares, par value $0.10 per share, held by non-affiliates as of (based upon the closing sales price on the New York Stock Exchange on July 31, 2009) the last business day of the Registrant’s most recently completed second fiscal quarter was $155,345,160.

The number of Registrant’s outstanding Common Shares was 14,617,015 as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K
Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A
in connection with Registrant’s Annual Meeting of Shareholders to be held on June 2, 2010	III

PART IV
Item 15.	Exhibits and Financial Statement Schedules	63

SIGNATURES		69

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

Except where otherwise indicated by the context used herein, references to the “Company”, “we”, “our” and “us” refer to Met-Pro Corporation and its wholly-owned subsidiaries.

Products, Services and Markets:

The Company has identified five operating segments and has aggregated those operating segments into three reportable segments and one other segment, as follows, respectively: (i) Product Recovery/Pollution Control Technologies; (ii) Fluid Handling Technologies; (iii) Mefiag Filtration Technologies; with the other segment being Filtration/Purification Technologies.  The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”, but which can be combined due to certain quantitative thresholds listed in ASC Topic 280-10-50-12.

Index

The following is a description of each segment:

Product Recovery/Pollution Control Technologies Reporting Segment:

This reportable segment consists of one operating segment that provides solutions and manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Met-Pro Environmental Air Solutions, Strobic Air Corporation, Met-Pro Product Recovery/Pollution Control Technologies Inc. and Met-Pro Industrial Services Inc. business units.

           Met-Pro Environmental Air Solutions is a leading niche-oriented global provider of solutions and products for product recovery and pollution control applications.  Its diverse and synergistic solutions and products address the world’s growing need to meet the demands of more stringent emission regulations, reduce energy consumption and employ “green technology”.  Product lines include: Duall brand chemical and BIO-PROTM biological odor control systems, fume and emergency gas scrubbers, HydroLanceTM wet particulate collectors, carbon adsorption systems, mist eliminators, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans; Flex-Kleen brand pulse jet fabric filters, product recovery and dry particulate collectors and cyclones; and Met-Pro Systems brand custom engineered carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts.  Met-Pro Environmental Air Solutions’ product lines are sold to a wide variety of markets including, but not limited to, metal finishing and plating, wastewater treatment, composting, food processing, ethanol production, chemical, petrochemical, printed circuit, semiconductor, steel pickling, battery manufacturing, groundwater remediation, automotive, aerospace, furniture, painting, electronics, printing, and pharmaceutical industries.  These product lines are sold worldwide by a combination of in-house personnel and manufacturer’s representatives, as well as through the Company’s wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc. Met-Pro Environmental Air Solutions has facilities in Owosso, Michigan; Harleysville, Pennsylvania; and Glendale Heights, Illinois.

Strobic Air Corporation, located in Harleysville, Pennsylvania, is a recognized technological leader in the air movement industry and designs and manufactures technologically advanced exhaust systems for laboratory fume hoods in university, public health, government, chemical, pharmaceutical, industrial and other process industries. With three decades of experience in addressing the needs of laboratory researchers and facility owners, Strobic Air has continued to develop and enhance its Tri-Stack™ roof exhaust systems to provide even greater flows, lower energy costs and decreased noise levels. Strobic Air Tri-Stack™ laboratory fume hood exhaust systems meet the requirements of ANSI Z9.5, the American National Standard for Laboratory Ventilation. Heat recovery systems by Strobic Air provide energy conservation on laboratory fume hood exhaust systems. Unique glycol/water heat exchanger coil modules for Tri-Stack™ systems extract exhaust heat for heating or cooling conditioned makeup air. Strobic’s HEPA filtration system allows users to comply fully with ventilation standards for specialized care environments such as airborne infection isolation rooms.  These product lines are sold worldwide by a combination of in-house personnel and manufacturer’s representatives, as well as through the Company’s wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc.

Met-Pro Product Recovery/Pollution Control Technologies Inc. located in Vaughan, Ontario, Canada, markets, sells and distributes in Canada the products of other business units in our Product Recovery/Pollution Control Technologies reporting segment.

Met-Pro Industrial Services Inc., located in Harleysville, Pennsylvania, provides aftermarket field services including installation, preventative maintenance, trouble shooting, repair, upgrade and performance testing on products related to the Product Recovery/Pollution Control Technologies reporting segment.

Fluid Handling Technologies Reporting Segment:

           This reportable segment is comprised of one operating segment that manufactures high quality horizontal, vertical, and in-tank centrifugal pumps that handle corrosive, abrasive and high temperature liquids.  This combination of pump types and configurations provides products that excel in applications requiring corrosion resistance such as: the pumping of acids, brines, caustics, bleaches, seawater, a wide variety of waste liquids, and high temperature liquids used in many industrial and commercial applications.  This reporting segment is comprised of the Met-Pro Pump Group business unit (consisting of the Dean Pump, Fybroc and Sethco product brands) and has manufacturing facilities located in Indianapolis, Indiana and Telford, Pennsylvania.  The Met-Pro Pump Group products are sold directly through regional sales managers and through a worldwide network of distributors, catalog houses, and original equipment manufacturers.

Index

The Dean Pump brand is comprised of high quality horizontal and vertical centrifugal pumps that handle a broad range of applications.  Industrial markets served include the chemical, petrochemical, refinery, pharmaceutical, plastics, pulp and paper, and food processing industries.  Commercial users include hospitals, universities, and laboratories.  Customers choose the Dean Pump brand for its quality and for its suitability to handle difficult applications, particularly high temperature liquid applications.

The Fybroc brand is comprised primarily of fiberglass reinforced plastic (“FRP”) centrifugal pumps.  These pumps provide excellent corrosion resistance for tough applications including the pumping of acids, brines, caustics, bleaches, seawater and a wide variety of waste liquids.  Fybroc’s second generation epoxy resin, EY-2, allows us to offer the first corrosion resistant and high temperature FRP thermoset pumps suitable for solvent applications.  The EY-2 material also expands Fybroc’s pumping capabilities to include certain acid applications such as high concentration sulfuric acid (75-98%).  Fybroc pumps are sold to many markets including the chemical, petrochemical, pharmaceutical, fertilizer, pesticides, steel, pulp and paper, electric utility, aquaculture, aquarium, commercial marine/navy, desalination/water reuse, and industrial and municipal waste treatment industries.

The Sethco brand is comprised of horizontal and vertical corrosion resistant pumps with flow rates of up to approximately 250 gallons per minute.  Primarily manufactured from polypropylene or Kynar (PVDF) components, Sethco’s brands are used extensively in the metal finishing, electronics, chemical processing and waste water treatment industries.

Mefiag Filtration Technologies Reporting Segment:

This reportable segment is comprised of one operating segment that manufactures filtration systems utilizing primarily horizontal disc technology.  This reporting segment is comprised of the Mefiag B.V., Mefiag (Guangzhou) Filter Systems Ltd., and Mefiag business units.

The Mefiag Filtration Technologies reporting segment designs, manufactures and sells filter systems utilizing horizontal disc technology for superior performance, particularly in high efficiency and high-flow applications.  Mefiag® filters are used in tough, corrosive applications in the plating, metal finishing and printing industries.  Worldwide sales are accomplished directly through regional sales managers, qualified market-based distributors and original equipment manufacturers located throughout North America, Europe, Asia and other major markets around the world. The Mefiag Filtration Technologies reporting segment has facilities in Owosso, Michigan; Heerenveen, The Netherlands; and Guangzhou, the People’s Republic of China.

Filtration/Purification Technologies Segment:

This other segment consists of two operating segments that supply proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems, cartridges and filter housings, and filtration products for difficult industrial air and liquid applications.  This other segment is comprised of the Keystone Filter and Pristine Water Solutions operating segments.

Keystone Filter, located in Hatfield, Pennsylvania, is an established custom pleater and filter cartridge manufacturer.  Keystone Filter provides custom designed and engineered products which are currently used in a diversity of applications such as the nuclear power industry, components in medical equipment and in indoor air quality equipment.  Keystone Filter also provides standard filters for water purification and industrial applications.  Sales and customer service functions are provided directly through sales managers and through a non-exclusive distributor network.

Pristine Water Solutions Inc. (“Pristine”), located in Waukegan, Illinois, is a leading manufacturer of safe and reliable water treatment compounds.  Products sold by Pristine have been used in the public drinking water industry since 1955.  Pristine’s Aquadene™ products are designed to eliminate problems created by high iron and manganese levels in municipal water systems. They also reduce scaling and general corrosion tendencies within water distribution piping systems as well as help municipalities meet soluble lead and copper limits in their drinking water.  These food-grade products are NSF/ANSI approved for use in municipal drinking water supplies and are certified to meet or exceed existing state and federal guidelines.  Pristine’s product line also includes coagulant and flocculent polymer products for both municipal and industrial applications which are used to improve water clarity and reduce sludge volume.  Pristine also markets a chlorine dioxide treatment program for municipal drinking water disinfection which helps customers reduce trihalomethane formation as required by the EPA.  In addition, Pristine markets and sells a line of Bio-Purge™ products for drinking well water remediation as well as boiler and cooling tower chemicals and services to industrial and commercial markets.  This allows customers to maximize their heat transfer efficiency and save operating costs through energy conservation.  Pristine’s products are sold directly through regional sales managers or agents and also through a network of distributors located in the United States and Canada.  Pristine offers technical and laboratory customer support from the Waukegan facility.

Index

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Year Ended January 31,
	2010	2009	2008
United States	75.5%	74.3%	71.7%
Foreign	24.5%	25.7%	28.3%
Net Sales	100.0%	100.0%	100.0%

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

Competition:

The Company experiences competition from a variety of sources with respect to virtually all of its products. The Company knows of no single entity that competes with it across the full range of its products and systems.  The lines of business in which the Company is engaged are highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, quality, applications experience, know-how, reputation, product warranties, service and distribution.

With respect to the Fluid Handling Technologies reporting segment, several companies, including Ingersoll-Dresser Pumps Co. (a subsidiary of Flowserve Corporation), Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), and Durco Pumps, Inc. (a subsidiary of Flowserve Corporation), dominate the industry overall, but several smaller companies, including Met-Pro, compete successfully in select product lines and specialized niche markets.

With respect to the Product Recovery/Pollution Control Technologies reporting segment, the Mefiag Filtration Technologies reporting segment and the Filtration/Purification Technologies segment, we compete with numerous smaller, as well as larger, competitors, but there are no companies that dominate the markets in which we participate.

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

Index

Research and development expenses were $2.1 million, $1.8 million and $1.8 million for the years ended January 31, 2010, 2009 and 2008, respectively.

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

The dollar amount of the Company’s backlog of orders totaled $17,456,530 and $15,345,892 as of January 31, 2010 and 2009, respectively.  The Company expects that substantially all of the backlog that existed as of January 31, 2010 will be shipped during the ensuing fiscal year.  We have observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.

Working Capital:

Certain business units require more significant working capital requirements than other business units, such as in the larger project business units comprising of Product Recovery/Pollution Control Technologies reporting segment.  Additionally, the inventory levels of our Fluid Handling Technologies reporting segment are not insubstantial.  However, there have been no material changes in business practices that would result in material changes to our working capital requirements, other than changes in our sales volumes, and we consider our working capital to be adequate based upon current sales levels.

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

Index

Employees:

As of January 31, 2010, the Company employed 327 people, of whom 121 were involved in manufacturing, and 206 were engaged in administration, sales, engineering, supervision and clerical work.  The Company has had no work stoppages during the past five years and considers its employee relations to be good.

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

For information concerning foreign net sales on a reporting segment basis, reference is made to the consolidated business segment data contained on page 59.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2010, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2010, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 56, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003.  He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003.  Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003.  From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc business, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump business. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by the Company.

Gary J. Morgan, CPA, age 55, is Senior Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998.  Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

Paul A. Tetley, age 51, is Executive Vice President of the Company, a position to which he was appointed in March 2006, with responsibilities for the Product Recovery/Pollution Control Technologies reporting segment which includes Strobic Air Corporation, where he served as General Manager from December 1999 until January 31, 2010.  Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Gennaro A. D’Alterio, age 38, is Vice President of the Company, a position to which he was appointed in February 2009.  Mr. D’Alterio continues to serve as General Manager of the Company’s Met-Pro Pump Group, which includes the Sethco, Fybroc and Dean Pump product brands, a position he has held since July 2007.  Since joining the Company in 1994, he has served in a variety of roles including: Sales and Marketing Manager for the Company’s Sethco, Fybroc and Dean Pump businesses and Regional Sales Manager of the Company’s Fybroc business.

Gregory C. Kimmer, age 55, was appointed General Manager of the Met-Pro Environmental Air Solutions business unit in February 2010.  For more than ten years prior thereto, Mr. Kimmer was General Manager of the Company’s Duall business. Mr. Kimmer is also a Vice President of the Company, having served as such since October 1989.

Lewis E. Osterhoudt, age 59, is Vice President of the Company and General Manager of the Keystone Filter business unit, to which offices he was appointed in June 2004.  Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President.  For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Vincent J. Verdone, age 62, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary.  Mr. Verdone joined the Company in January 2005.  For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

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
Economic conditions in the markets that we serve appear to be improving, but we do not know the extent or duration of this. Our operating results have been challenged by the worldwide economic slowdown. If the markets that we serve do not improve or if they worsen, this could negatively impact our business, which could result in:

•
reduced demand for our products, especially for those offered by our Product Recovery/Pollution Control Technologies reporting segment, which include large dollar projects more likely to be affected by economic conditions;

•	increased price competition for our products;
•	increased risk of excess and obsolete inventories;
•	increased risk in the collectability of cash from our customers;
•	increased risk of the impairment of goodwill of our Flex-Kleen business;
•	increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
•	higher operating costs as a percentage of revenues.

We sell our products in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products are fragmented and highly competitive.  We compete against a very diverse number of companies across our many markets.  Depending upon the market, our competitors include large and well-established national and global companies; regional and local companies; low cost replicators of spare parts; and in-house maintenance departments of our end user customers.  We compete based on price, technical expertise, timeliness of delivery, previous installation history and reputation for quality and reliability, with price competition tending to be more significant for sales to original equipment manufacturers.  Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory.  To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support, and our distribution networks.  No assurances can be made that in the short-term our earnings will not be adversely impacted by these investments or that our investments will produce the intended results.  If we do not compete successfully, our business, our financial condition, results of operations and cash flows could be adversely affected.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.
Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through January 31, 2010 to settle cases involving asbestos-related claims was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of January 31, 2010, there were a total of 106 cases pending against the Company (with a majority of those cases pending in New York, North Carolina, South Carolina and Mississippi), as compared with 53 cases that were pending as of January 31, 2009. During the fiscal year ended January 31, 2010, 77 new cases were filed against the Company, and the Company was dismissed from 22 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  In addition to the increase in the number of cases filed during the most recent fiscal year as compared to the prior fiscal year, the Company’s perception is that the settlement demands and settlement amounts of the cases have been increasing. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The

Index

Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense, which can affect our earnings results as well as our cash flows.

We maintain defined benefit pension plans that we must fund despite the freezing of the accrual of future benefits for our salaried and non-union hourly employees, effective December 31, 2006, and our union hourly employees, effective December 31, 2008.  In these plans’ fiscal year ended January 31, 2010, we contributed approximately $1.4 million.  As of January 31, 2010, our unfunded pension liability was approximately $7.8 million.  The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. For our fiscal year ended January 31, 2009, we reported income from our defined benefit plans totaling $0.1 million as compared to expense for the fiscal year ended January 31, 2010 totaling $0.7 million.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
We carry approximately $20.8 million of goodwill on our balance sheet, or approximately 20% of our total assets. Approximately $11.1 million of the $20.8 million relates to Flex-Kleen. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe is a reflection of the downturn in global business and economic conditions during this period of time and is not due to any new development specific to Flex-Kleen.  During each of the last several fiscal years, including the fiscal year ended January 31, 2010, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred.  The carrying value of Flex-Kleen as of January 31, 2010 and 2009 amounted to $9.5 million and $10.2 million, respectively. The fair value of Flex-Kleen as of January 31, 2010 and 2009 totaled $12.1 million and $14.2 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $2.6 million and $4.0 million at January 31, 2010 and 2009, respectively.  Therefore, as of January 31, 2010, Flex-Kleen’s goodwill was not impaired. Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Flex-Kleen by $1.7 million, $1.0 million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill.
Flex-Kleen’s performance needs to improve in order for us not to be required to write-off some or all of its goodwill.  If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would have an adverse impact upon our results of operations.  We anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2010 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate. Please refer to page 25 “Critical Accounting Policies and Estimates” for additional information concerning goodwill impairment.

Index

If we are unable to obtain raw materials at favorable prices, our operating margins and results of operations will be adversely affected.
We purchase electric power and other raw materials we use in the manufacturing of our products from outside sources.  The costs of raw materials and power have been volatile historically and are influenced by factors that are outside our control. We believe we have improved our raw material purchasing practices over recent years with more centralized purchasing, which has decreased raw material costs. However, if we are unable to pass increases in the costs of raw materials to our customers, our operating margins and results of operations will be adversely affected.

We may incur significant expense as a result of negligence, product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.
From time to time we are exposed to negligence, product liability and warranty claims where our products cause, or are alleged to cause bodily injury and/or property damage and/or our products actually or allegedly fail to perform as expected, as a result of an actual or alleged design or manufacturing defect or some other act or acts of negligence on our part.  While we maintain insurance coverage with respect to certain product liability and negligence claims, we do not insure against all risks or possible claims, and/or the insurance that we purchase may not cover all claims or amounts found to be owing.  In addition, product liability and/or negligence claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.  An unsuccessful defense of a product liability and/or negligence claim could have an adverse affect on our business, results of operations and financial condition and cash flows.  Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our Company.  Warranty claims are not covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

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

In the fiscal year ended January 31, 2010, 25% of our sales were to customers outside the United States, as compared with 26% in the prior fiscal year. As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so.  Conducting business outside of the United States subjects us to significant additional risks, including:

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

Index

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
For many aspects of our business, United States generally accepted accounting principles are highly complex and require subjective judgments.  Additionally, changes in these accounting principles, including their interpretation and application, could significantly change our reported earnings, adding significant volatility to our reported results without a comparable underlying change in our cash flows.

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

Item 1B. Unresolved Staff Comments:

None.

Index

Item 2.    Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

User	Structure	Property/Location	Status

Product Recovery/Pollution	73,000 square foot, cement	17 acres in Harleysville,	Owned
Control Technologies	building, with finestone facing	Pennsylvania(1)

	45,500 square foot, brick	2.3 acres in Glendale Heights,	Owned
	building	Illinois

	3,239 square foot, masonry	Vaughan, Ontario,	Leased(2)
	building	Canada

	63,000 square foot, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan(3)

Fluid Handling Technologies	93,500 square foot, cement	8 acres in Telford,	Owned
	building with brick facing	Pennsylvania

	66,000 square foot, metal	17.1 acres in Indianapolis,	Owned
	building	Indiana

Mefiag Filtration	34,000 square foot, metal	1.7 acres in Heerenveen,	Owned
Technologies	and masonry building	The Netherlands

	Vacant land	3 acres in Heerenveen,	Owned
The Netherlands

	11,000 square foot cement	Guangzhou, People’s Republic	Leased(4)
	building	of China

Filtration/Purification	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
Technologies	block building	Pennsylvania

	22,000 square foot, cement	2.55 acres in Waukegan,	Owned
	block building	Illinois

(1)	Executive offices are housed in the building located in Harleysville, Pennsylvania.
(2)	On April 1, 2008, Met-Pro Product Recovery/Pollution Control Technologies, Inc. entered into a lease for a sales and warehouse facility in Vaughan, Ontario, Canada which expires on March 31, 2011.
(3)	Mefiag Filtration Technologies leases space in the Product Recovery/Pollution Control Technologies facility located in Owosso, Michigan.
(4)	Mefiag Filtration Technologies lease for the operation in Guangzhou, People’s Republic of China expires on July 31, 2010. We anticipate renewing the lease.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through January 31, 2010 to settle cases involving asbestos-related claims was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of January 31, 2010, there were a total of 106 cases pending against the Company (with a majority of those cases pending in New York, North Carolina, South Carolina and Mississippi), as compared with 53 cases that were pending as of January 31, 2009. During the fiscal year ended January 31, 2010, 77 new cases were filed against the Company, and the Company was dismissed from 22 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  In addition to the increase in the number of cases filed during the most recent fiscal year as compared to the prior fiscal year, the Company’s perception is that the settlement demands and settlement amounts of the cases have been increasing. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 4.    Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2010.

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

		Quarter ended
Year ended January 31, 2010	April	July	October	January

Price range of common shares:
High	$12.76	$11.25	$10.94	$10.84
Low	6.05	8.50	9.15	9.03
Cash dividend paid	.0600	.0600	.0600	.0600

Year ended January 31, 2009	April	July	October	January

Price range of common shares:
High	$11.76	$15.38	$16.65	$13.50
Low	9.83	11.67	9.10	8.93
Cash dividend paid	.0550	.0550	.0550	.0600

Index

(b) Performance Graph. The following graph sets forth the Company's total cumulative shareholder return as compared to the Standard and Poor’s (the “S&P”) 600 Small Cap Industrial Machinery Index, the S&P 500 Index and the Russell 2000 Index.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Met-Pro Corporation, S&P SC Industrial Machinery Index,
S&P 500 Index and Russell 2000 Index

January 31,
2005	2006	2007	2008	2009	2010
Met-Pro Corporation	$100.00	$137.98	$165.85	$151.30	$163.55	$143.49
S&P SC Industrial Machinery Index	100.00	121.50	142.44	140.71	87.35	114.92
S&P 500 Index	100.00	110.37	126.38	123.45	75.78	100.09
Russell 2000 Index	100.00	118.97	131.45	118.60	74.89	103.20

(c) Holders. There were 556 registered shareholders on January 31, 2010, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(d) Dividends. The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, September 11, 2009, December 11, 2009 and March 12, 2010 to shareholders of record at the close of business on February 26, 2009, May 29, 2009, August 28, 2009, November 27, 2009 and February 26, 2010, respectively.

Index

(e) Securities Authorized For Issuance Under Equity Compensation Plans.  Set forth below is information aggregated as of January 31, 2010 with respect to four equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan.

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	1,373,027 (1)	$9.69	855,605 (2)
Equity compensation plans not approved
by security holders	-	-	-

(1)
The number of securities to be issued upon exercise of outstanding options for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to 69,924; 488,037; 815,066 and zero (0) shares, respectively.

(2)
The number of securities remaining available for future issuance under equity compensation plans for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to zero (0); 51,116; 54,489 and 750,000 shares, respectively.

(f) Stock Repurchases. The Company’s purchases of its Common Shares during the fiscal year ended January 31, 2010, represented in the table below, were made pursuant to the Company’s stock repurchase program first announced on November 5, 2008 (the “2008 Stock Buy Back Program”) covering 300,000 Common Shares.  This program has no fixed expiration date.

                           Issuer Purchases of
                           Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plan or
Period	Purchased	Per Share	Programs	Programs
February 1-28, 2009	0	$ -	0	300,000
March 1-31, 2009	0	-	0	300,000
April 1-30, 2009	0	-	0	300,000
May 1-31, 2009	0	-	0	300,000
June 1-30, 2009	0	-	0	300,000
July 1-31, 2009	0	-	0	300,000
August 1-31, 2009	0	-	0	300,000
September 1-30, 2009	0	-	0	300,000
October 1-31, 2009	0	-	0	300,000
November 1-30, 2009	5,410	9.1650	5,410	294,590
December 1-31, 2009	0	-	0	294,590
January 1-31, 2010	20,827	9.7000	20,827	273,763
Total	26,237	$9.5900	26,237	273,763

Index

Item 6.    Selected Financial Data:

	Years ended January 31,
	2010	2009	2008		2007	2006

Selected Operating Statement Data
Net sales	$80,132,493	$103,391,926	$106,867,849		$93,505,504	$87,687,053
Income from operations	6,512,555	14,057,079	17,597,491	(1)	9,757,075	9,662,604
Net income	4,439,811	9,861,065	11,906,165	(2)	6,926,804	7,313,284
Earnings per share, basic	.30	.66	.79	(3)	.46	.49
Earnings per share, diluted	.30	.65	.78	(4)	.46	.48

Selected Balance Sheet Data
Current assets	$63,245,243	$64,161,732	$68,095,140		$58,803,353	$53,413,413
Current liabilities	10,198,047	12,239,667	16,850,801		14,364,393	14,361,953
Working capital	53,047,196	51,922,065	51,244,339		44,438,960	39,051,460
Current ratio	6.2	5.2	4.0		4.1	3.7
Total assets	104,608,359	104,752,304	109,410,903		96,741,657	89,071,391
Long-term obligations	3,536,755	3,753,228	4,075,682		5,417,990	2,723,586
Total shareholders’ equity	80,977,584	78,777,481	83,243,168		72,313,132	67,538,238
Total capitalization	84,514,339	82,530,709	87,318,850		77,731,122	70,261,824
Return on average total assets, %	4.2	9.2	11.6		7.5	8.5
Return on average shareholders’ equity, %	5.6	12.2	15.3		9.9	11.2

Other Financial Data
Net cash flows from operating activities	$15,645,713	$12,142,087	$9,875,144		$3,900,152	$4,441,414
Capital expenditures	2,133,807	1,580,528	5,456,418		4,398,910	4,151,253
Dollar value of share repurchases	251,612	7,694,333	630,515		-	140,135
Shareholders’ equity per share	5.54	5.40	5.56		4.84	4.53
Cash dividends paid per share	.240	.230	.207		.191	.178
Average common shares, basic	14,602,276	14,909,809	15,002,012		14,943,174	14,918,209
Average common shares, diluted	14,675,735	15,219,540	15,328,368		15,205,012	15,111,483
Common shares outstanding	14,617,015	14,600,109	15,039,030		14,953,658	14,929,480

(1)	Includes $3,513,940 from the sale of a building owned by the Company in Hauppauge, New York.
(2)	Includes $2,213,782 (net of tax) from the sale of a building owned by the Company in Hauppauge, New York.
(3)	Includes $0.14 per share from the sale of a building owned by the Company in Hauppauge, New York.
(4)	Includes $0.15 per share from the sale of a building owned by the Company in Hauppauge, New York.

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

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the consolidated statement of income.

	Years ended January 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.8%	65.1%	66.0%
Gross profit	34.2%	34.9%	34.0%

Selling, general and administrative expense	26.1%	21.3%	20.8%
Gain on sale of building	-	-	(3.3%)
Income from operations	8.1%	13.6%	16.5%

Interest expense	(.3%)	(.2%)	(.3%)
Other income, net	.4%	.4%	.9%
Income before taxes	8.2%	13.8%	17.1%

Provision for taxes	2.7%	4.3%	6.0%

Net income	5.5%	9.5%	11.1%

FYE 2010 vs FYE 2009:

Net sales for the fiscal year ended January 31, 2010 were $80.1 million compared with $103.4 million for the fiscal year ended January 31, 2009, a decrease of $23.3 million or 22.5%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $35.9 million, or $14.1 million lower than the $50.0 million of sales for the fiscal year ended January 31, 2009, a decrease of 28.2%. The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due to lower sales for all product lines that are covered by this segment, as a result of the global economic slowdown that began last year.

Sales in the Fluid Handling Technologies reporting segment totaled $24.5 million, or $5.9 million lower than the $30.4 million of sales for the fiscal year ended January 31, 2009, a decrease of 19.4%. The sales decrease in the Fluid Handling Technologies reporting segment was due to a decrease in demand for our centrifugal pumps that handle a broad range of industrial applications, as a result of the global economic slowdown that began last year.

Sales in the Mefiag Filtration Technologies reporting segment totaled $9.5 million, or $1.7 million lower than the $11.2 million of sales for the fiscal year ended January 31, 2009, a decrease of 14.8%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to a decrease in demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment, resulting from the global economic slowdown that began last year.

Sales in the Filtration/Purification Technologies segment were $10.2 million, or $1.6 million lower than the $11.8 million of sales for the fiscal year ended January 31, 2009, a decrease of 13.9%.  This decrease was due primarily to decreased demand for our filters, cartridges and filter housings designed for industrial and residential air and liquid filtration applications, as a result of a general weakness in the markets served due to the global economic slowdown that began last year.

Index

Foreign sales were $19.6 million for the fiscal year ended January 31, 2010, compared with $26.5 million for the same period last year, a decrease of 26.0%.  Compared with the prior fiscal year, foreign sales decreased 33.6% in the Product Recovery/Pollution Control Technologies reporting segment, 30.6% in the Fluid Handling Technologies reporting segment, 11.4% in the Mefiag Filtration Technologies reporting segment and 63.2% in the Filtration/Purification Technologies segment.  The decrease in foreign sales for all segments was primarily due to the global economic slowdown that began last year.

Income from operations for the fiscal year ended January 31, 2010 was $6.5 million compared with $14.1 million for the fiscal year ended January 31, 2009, a decrease of $7.6 million or 53.7%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1.9 million, or $3.7 million lower than the $5.6 million for the fiscal year ended January 31, 2009, a decrease of 65.4%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for all product lines that are covered by this segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4.3 million, or $2.5 million lower than the $6.8 million for the fiscal year ended January 31, 2009, a decrease of 36.8%. The decrease in income from operations in the Fluid Handling Technologies reporting segment was primarily related to lower sales for our centrifugal pumps that handle a broad range of industrial applications.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled ($34,886), or $0.5 million lower than the $0.5 million for the fiscal year ended January 31, 2009. The decrease in income from operations in the Mefiag Filtration Technologies reporting segment was due to lower sales for our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $0.3 million, or $0.9 million lower than the $1.2 million for the fiscal year ended January 31, 2009, a decrease of 74.4%.  The decrease in income from operations in the Filtration/Purification Technologies segment was related primarily to a decrease in sales and lower gross margins for our filters, cartridges, filter housings and filtration products.

Net income for the fiscal year ended January 31, 2010 was $4.4 million compared with $9.9 million for the fiscal year ended January 31, 2009, a decrease of $5.5 million, or 55.0%.

Gross margin for the fiscal year ended January 31, 2010 was 34.2% compared with 34.9% for the prior fiscal year.  Lower gross margins during the fiscal year 2010 in our Fluid Handling Technologies reporting segment and Filtration/Purification Technologies segment contributed to the slight decrease in total gross margin from the prior fiscal year.

Selling expense was $9.7 million for the fiscal year ended January 31, 2010, a decrease of $1.0 million over the prior fiscal year. The decrease in selling expense was primarily due to lower representative and distributor commission expense.  Selling expense may vary period to period, in part as a result of variations which result in some sales being commissionable and others not. Selling expense as a percentage of net sales was 12.2% for the fiscal year ended January 31, 2010 compared with 10.4% for the prior fiscal year.  Of the 1.8% increase in selling expense as a percentage of net sales, 3.0% was due to the decrease in net sales as compared with the prior fiscal year, offset by 1.2% as a result of the decrease in expenses.

General and administrative expense was $11.1 million for the fiscal year ended January 31, 2010, compared with $11.3 million in the prior fiscal year, a decrease of $0.2 million.  This decrease was primarily related to lower legal expenses as compared with the prior fiscal year. General and administrative expense as a percentage of net sales was 13.9% for the fiscal year ended January 31, 2010, compared with 11.0% for the prior fiscal year.  Of the 2.9% increase in general and administrative expense as a percentage of net sales, 3.2% was due to the decrease in net sales as compared with the prior fiscal year, offset by 0.3% as a result of the decrease in expenses.

Interest expense was approximately $0.2 million for both of the fiscal years ended January 31, 2010 and January 31, 2009.

Other income, net, was $0.3 million for the fiscal year ended January 31, 2010 compared with $0.4 million in the prior year, a decrease of $0.1 million.  Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

Index

The effective tax rates for the fiscal years ended January 31, 2010 and 2009 were 32.2% and 30.8% respectively.  The effective tax rate of 32.2% for the fiscal year ended January 31, 2010 is a result of a 33.5% effective tax rate, offset by an adjustment of 1.3% due to a reevaluation of the Company’s FASB ASC Topic 740 accrual and an adjustment due to the favorable impact on taxable income as a result of the research and development tax credit and the exercise of non-qualified stock options.  The effective tax rate of 30.8% for the fiscal year ended January 31, 2009 is a result of a 33.5% effective tax rate, offset by an adjustment of 1.0% due to a reevaluation of the Company’s FASB ASC Topic 740 accrual and an adjustment of 1.7% due to the exercise of non-qualified stock options and their impact on taxable income.

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

Index

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

The gross margin for the fiscal year ended January 31, 2009 was 34.9% compared with 34.0% for the prior fiscal year.  This increase in gross margin was due to higher gross margins in three segments (the Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments and the Filtration/Purification Technologies segment), offset by lower gross margins in the Mefiag Filtration Technologies reporting segment as compared with the fiscal year ended January 31, 2008.

Selling expense was $10.7 million for the fiscal year ended January 31, 2009, a decrease of $0.8 million over the prior fiscal year. This decrease was primarily due to lower representative and distributor commission expense.  Selling expense as a percentage of net sales was 10.4% for the fiscal year ended January 31, 2009 compared with 10.7% for the prior fiscal year.  Selling expense may vary from period to period, in part as a result of variations which result in some sales being commissionable and others not.

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

The effective tax rates for the fiscal years ended January 31, 2009 and 2008 were 30.8% and 34.8%, respectively.  The effective tax rate of 30.8% for the fiscal year ended January 31, 2009 is a result of a 33.5% effective tax rate, offset by an adjustment of 1.0% due to a reevaluation of the Company’s FASB ASC Topic 740 accrual and an adjustment of 1.7% due to the exercise of non-qualified stock options and their impact on taxable income.  The change in the effective tax rate between the fiscal year ended January 31, 2009 and 2008 was due primarily to (i) the additional tax expense related to the gain on the sale of the Company’s building located in Hauppauge, New York previously used by its Sethco business unit, which increased the effective tax rate by 0.9% for the fiscal year ended January 31, 2008, (ii) the reduction in the ASC Topic 740 accrual in the fiscal year ended January 31, 2009, and (iii) the reduction of accrued tax liability resulting from the exercise of non-qualified stock options.

Liquidity:

The Company’s cash and cash equivalents were $31.4 million on January 31, 2010 compared with $21.7 million on January 31, 2009, an increase of $9.7 million.  This increase is the net result of the positive cash flows provided by operating activities of $15.6 million, proceeds from a new borrowing of $0.5 million and the exercise of stock options amounting to $0.2 million, offset by payment of the quarterly cash dividends amounting to $3.5 million, payments on long-term debt totaling $0.9 million and investment in property and equipment amounting to $2.1 million.  The Company’s cash flows from operating activities are

Index

influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable, net were $14.0 million on January 31, 2010, a decrease of $6.2 million compared with the prior fiscal year.  This decrease in accounts receivable is reflective of the lower sales in the fiscal year ended January 31, 2010.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories totaled $16.1 million on January 31, 2010, a decrease of $4.1 million compared with the prior fiscal year.    Inventory balances fluctuate depending on market demand and the timing and size of shipments, especially when major systems and contracts are involved.

Current liabilities amounted to $10.2 million on January 31, 2010 compared with $12.2 million on January 31, 2009, a decrease of $2.0 million.  This reduction is due primarily to decreases in accounts payable and accrued salaries, wages and expenses, partially offset by an increase in customers’ advances.

Our major source of funding for fiscal 2011 and beyond will be our operating cash flow and our existing balances of cash, cash equivalents, and short-term investments. We believe we have sufficient liquidity for the next several years to fund operations, research and development, capital expenditures, scheduled debt repayments, and dividend payments.  The Company also has access to $4.4 million uncommitted, unsecured lines of credit through July 2010.  As of January 31, 2010 and 2009, working capital was $53.0 million and $51.9 million, respectively, and the current ratio was 6.2 and 5.2, respectively.

If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend the credit arrangements. The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At January 31, 2010, we were in compliance with both financial covenants.

The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At January 31, 2010 and 2009, our liability/tangible net worth ratio using this measure was 0.40 times and 0.46 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At January 31, 2010 and 2009, our fixed charge coverage ratio using this measure was 1.19 times and 2.12 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of January 31, 2010, we were in compliance with all such provisions.

Management is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in our liquidity. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2010 amounted to $15.6 million compared with $12.1 million in the fiscal year ended January 31, 2009, an increase of $3.5 million.  The fiscal year 2010 cash flows provided by operating activities were comprised of the following significant items: net income of approximately $4.4 million, with adjustments for non-cash charges of depreciation and amortization of approximately $1.9 million and stock-based compensation of approximately $0.6 million.  Additional increases to cash flows from operating activities included approximately $6.4 million of accounts receivable collections, $4.3 million of inventory reductions and an increase in customers’ advances of approximately $0.5 million, all of which were offset by an approximately $2.6 million reduction in accounts payable and accrued expenses and an approximately $0.4 million reduction of other non-current liabilities.  The fiscal year 2009 cash flows provided by operating activities were comprised of the following significant items: net income of approximately $9.9 million, with adjustments for non-cash charges of depreciation and amortization of approximately $1.9 million, deferred income taxes of approximately $0.9 million and stock-based compensation of approximately $0.4 million.  Additional increases to cash flows from operating activities included approximately $2.4 million of accounts receivable collections and $0.7 million of inventory reductions, all of which were offset by approximately $3.1 million reduction in accounts payable and accrued expenses and approximately $0.8 million reduction of other non-current liabilities.

Index

Cash flows used in investing activities during the fiscal year ended January 31, 2010 amounted to $2.1 million compared with cash flows used in investing activities of $1.5 million for the fiscal year ended January 31, 2009, an increase of $0.6 million.  The increase in cash flows used in investing activities is principally due to the acquisition of property and equipment such as the Company’s purchase of a new enterprise resource planning (ERP) system, pattern and molds for new and existing products and building renovations.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the fiscal year ended January 31, 2010 utilized $4.0 million of available resources, compared with $10.8 million utilized during the fiscal year ended January 31, 2009, a decrease of $6.8 million.  The decrease in cash utilized is due primarily to an increase in proceeds from new borrowings, reduced required payments on debt obligations and the reduction of treasury share purchases.  The fiscal year 2010 activity is the result of payments of the quarterly cash dividends amounting to $3.5 million and the reduction of long-term debt totaling $0.9 million, offset by proceeds from a new borrowing of $0.5 million.  The new borrowing is a result of the Company’s purchase of an ERP system.  The financing of the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by fiscal year 2012.  Fiscal 2009 activity is the result of payments of the quarterly cash dividends amounting to $3.4 million, the reduction of long-term debt totaling $1.7 million and the purchase of treasury shares amounting to $7.7 million, offset by the exercise of stock options amounting to a cash inflow of $1.9 million.

The Company paid $0.9 million of scheduled debt during the current fiscal year.  The percentage of long-term debt to equity at January 31, 2010 decreased to 4.4% compared with 4.8% at January 31, 2009.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, September 11, 2009, December 11, 2009 and March 12, 2010 to shareholders of record at the close of business on February 26, 2009, May 29, 2009, August 28, 2009, November 27, 2009 and February 26, 2010, respectively.

The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”.  ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the Plans) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting ASC Topic 715 resulted in an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009, and a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $0.2 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2010.  We froze the accrual of future benefits for our salaried and non-union hourly employees effective as of December 31, 2006, and for our union hourly employees effective as of December 31, 2008. As of January 31, 2010, our unfunded pension liability was approximately $7.8 million, and we expect to contribute approximately $1.5 million to the pension plans during the fiscal year January 31, 2011.

As part of our commitment to the future, the Company expended $2.1 million and $1.8 million on research and development in the fiscal years ended January 31, 2010 and 2009, respectively.

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

Index

Contractual Obligations:

The following table summarizes the Company's contractual cash obligations as of January 31, 2010 by required payment periods:

						Total
						Contractual
Payments Due By	Long-Term	Purchase	Operating	Interest	Pension	Cash
Period	Debt	Obligations	Leases	Expense	Contributions	Obligations
Less than 1 Year	$534,252	$4,447,507	$59,396	$204,521	$1,504,508	$6,750,184
1 – 3 Years	933,672	-	6,183	343,445	1,892,555	3,175,855
3 – 5 Years	744,936	-	-	255,982	1,882,897	2,883,815
More than 5 Years	1,600,162	-	-	312,674	390,743	2,303,579
Total	$3,813,022	$4,447,507	$65,579	$1,116,622	$5,670,703	$15,113,433

Future expected obligations under the Company's pension plans are included in the contractual cash obligations table above.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will be required to contribute $1,504,508 to its pension and defined contribution plans during the fiscal year ending January 31, 2011.

Recent Accounting Pronouncements:

In September 2006, the FASB issued accounting guidance codified in ASC Topic 820, “Fair Value Measurements and Disclosures”.  ASC Topic 820 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  As a part of the framework for measuring fair value, this guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The three levels of the fair value hierarchy are:
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

In September 2006, the FASB issued accounting guidance codified in ASC Topic 715, “Compensation – Retirement Benefits”. ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the “Plans”) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting this guidance resulted in an increase in the pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009, and a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $0.2 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2010.

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

Index

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

In June 2009, the FASB issued accounting guidance codified in ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics in a consistent structure.  The Codification also supersedes all then-existing non-SEC accounting and reporting standards.  The FASB will no longer issue new standards in the form of Statements, Staff Positions, or EITF Abstracts; instead it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide information on guidance and bases for conclusions on change(s) in the Codification. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605 “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 is effective for the Company in the fiscal year beginning February 1, 2011.  The Company is currently evaluating the impact ASU No. 2009-13 will have on our financial position, results of operations and cash flows.

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

Revenue Recognition:

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  FASB ASC Topic 605, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with FASB ASC Topic 605.

Index

Depreciation and Amortization:

Property, plant and equipment, intangible and certain other long-lived assets are depreciated and amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill:

In accordance with FASB ASC Topic 350-20, “Goodwill”, the Company’s unamortized goodwill balance is being assessed, at least annually, for impairment.  The Company performs its annual impairment test for each reporting unit using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon market and industries outlooks, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to the Company.

During the fiscal year ended January 31, 2010, we performed an impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Flex-Kleen which represents 53.5% of the total Company-wide goodwill.  For Flex-Kleen, the carrying value as of January 31, 2010 and 2009 amounted to $9.5 million and $10.2 million, respectively.  The fair value of Flex-Kleen as of January 31, 2010 and 2009 totaled $12.1 million and $14.2 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $2.6 million and $4.0 million at January 31, 2010 and 2009, respectively.  Therefore, as of January 31, 2010, Flex-Kleen’s goodwill was not impaired.

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, the actual results exceeded the projected results used in our impairment model.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe is a reflection of the downturn in global business and economic conditions during this period of time and is not due to any new development specific to Flex-Kleen. Flex-Kleen’s business must improve in the fiscal year ending January 31, 2011 in order for us to avoid an impairment charge.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Flex-Kleen by $1.7 million, $1.0 million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of its goodwill.

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 12 to the consolidated financial statements and include, among others, the discount rate and the expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008, and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe is a reflection of the downturn in global business and economic conditions during this period of time and is not due to any new development specific to Flex-Kleen.  During the fiscal year ended January 31, 2010, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred. Flex-Kleen’s business must improve in the fiscal year ended January 31, 2011 in order for us to avoid an impairment charge. We anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2010 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate;

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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  Although we have instituted controls and procedures intended to improve our internal control over financial reporting there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Index

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2010 was $4.1 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2010.  Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As of January 31, 2010 the effective fixed interest rate was 7.09% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2010.  The interest rate swap agreement is considered a Level 3 fair value measurement, and because of the short-cut method of ASC Topic 815 used to record the fair value of the interest rate swap, the Company believes it is more practicable to describe the activity in narrative form.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $162,530 (net of tax) and $223,151 (net of tax) at January 31, 2010 and 2009, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 6, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in The Netherlands, Canada and the People’s Republic of China.  In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results.  Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the limited size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ending January 31, 2011.

Index

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

As of January 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of January 31, 2010 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of January 31, 2010, has been audited by Marcum LLP, an independent registered public accounting firm. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.

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

/s/ Raymond J. De Hont
Raymond J. De Hont
President and Chief Executive Officer

/s/ Gary J. Morgan
Gary J. Morgan
Chief Financial Officer

Harleysville, Pennsylvania
March 15, 2010

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended January 31, 2010 included on page 63. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considering in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Bala Cynwyd, Pennsylvania
March 15, 2010

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years ended January 31, 2009 and 2008. Our audits also included the financial statement schedule as of and for the years ended January 31, 2009 and 2008 included on page 63. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2009, and the results of their operations and their cash flows for the years ended January 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considering in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2009 expressed an unqualified opinion.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
February 20, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited Met-Pro Corporation’s (the “Company”) internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting; and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Met-Pro Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended of the Company, and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Bala Cynwyd, Pennsylvania
March 15, 2010

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended January 31,
	2010	2009	2008
Net sales	$80,132,493	$103,391,926	$106,867,849
Cost of goods sold	52,755,941	67,290,930	70,495,481
Gross profit	27,376,552	36,100,996	36,372,368

Operating expenses
Selling	9,741,528	10,704,584	11,484,530
General and administrative	11,122,469	11,339,333	10,804,287
Gain on sale of building	-	-	(3,513,940)
	20,863,997	22,043,917	18,774,877
Income from operations	6,512,555	14,057,079	17,597,491

Interest expense	(224,143)	(228,249)	(304,325)
Other income, net	260,177	429,074	968,715
Income before taxes	6,548,589	14,257,904	18,261,881

Provision for taxes	2,108,778	4,396,839	6,355,716
Net income	$4,439,811	$9,861,065	$11,906,165

Earnings per share
Basic	$.30	$.66	$.79
Diluted	$.30	$.65	$.78

Average number of common and
common equivalent shares outstanding
Basic	14,602,276	14,909,809	15,002,012
Diluted	14,675,735	15,219,540	15,328,368
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

	January 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$31,387,108	$21,749,653
Accounts receivable, net of allowance for
doubtful accounts of approximately
$204,000 and $167,000, respectively	14,011,950	20,177,672
Inventories	16,136,521	20,236,865
Prepaid expenses, deposits and other current assets	1,709,664	1,997,542
Total current assets	63,245,243	64,161,732

Property, plant and equipment, net	19,860,751	19,389,597
Goodwill	20,798,913	20,798,913
Other assets	703,452	402,062
Total assets	$104,608,359	$104,752,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$534,251	$746,042
Accounts payable	4,297,936	5,464,629
Accrued salaries, wages and expenses	3,425,691	4,546,199
Dividend payable	876,279	876,007
Customers’ advances	882,637	356,008
Deferred income taxes	181,253	250,782
Total current liabilities	10,198,047	12,239,667

Long-term debt	3,536,755	3,753,228
Other non-current liabilities	8,179,410	8,855,912
Deferred income taxes	1,716,563	1,126,016
Total liabilities	23,630,775	25,974,823
Commitments
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued,
of which 1,311,664 and 1,328,570 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	2,988,950	2,465,193
Retained earnings	90,662,820	89,727,308
Accumulated other comprehensive loss	(3,679,641)	(4,324,293)
Treasury shares, at cost	(10,587,413)	(10,683,595)
Total shareholders’ equity	80,977,584	78,777,481
Total liabilities and shareholders’ equity	$104,608,359	$104,752,304
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended January 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$4,439,811	$9,861,065	$11,906,165
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,931,512	1,924,611	1,738,625
Deferred income taxes	406,754	913,356	1,369,460
(Gain) on sales of property and equipment, net	(20,585)	(18,174)	(3,556,088)
Loss on sale of investments	-	11,102	-
Stock-based compensation	645,967	432,204	510,108
Allowance for doubtful accounts	37,189	14,695	19,352
Change in operating assets and liabilities:
Accounts receivable	6,409,090	2,414,216	(2,633,358)
Inventories	4,280,330	723,256	(1,197,111)
Prepaid expenses, deposits and other assets	(9,904)	(279,422)	(116,746)
Accounts payable and accrued expenses	(2,551,921)	(3,113,308)	2,654,425
Customers’ advances	524,678	96,670	(723,531)
Other non-current liabilities	(447,208)	(838,184)	(96,157)
Net cash provided by operating activities	15,645,713	12,142,087	9,875,144

Cash flows from investing activities
Proceeds from sales of property and equipment	40,318	20,785	4,396,164
Acquisitions of property and equipment	(2,133,807)	(1,580,528)	(5,456,418)
Increase in securities available for sale	-	(472)	-
Proceeds from sale of securities	-	11,190	-
Net cash (used in) investing activities	(2,093,489)	(1,549,025)	(1,060,254)

Cash flows from financing activities
Proceeds from new borrowings	485,336	-	-
Reduction of debt	(926,497)	(1,664,252)	(1,499,334)
Exercise of stock options	225,584	1,912,398	1,081,835
Payment of dividends	(3,504,026)	(3,359,962)	(3,101,839)
Purchase of treasury shares	(251,612)	(7,694,333)	(630,515)
Payment of cash in lieu of fractional shares	-	-	(1,642)
Net cash (used in) financing activities	(3,971,215)	(10,806,149)	(4,151,495)
Effect of exchange rate changes on cash	56,446	55,863	(78,712)
Net increase (decrease) in cash and cash equivalents	9,637,455	(157,224)	4,584,683

Cash and cash equivalents at beginning of year	21,749,653	21,906,877	17,322,194
Cash and cash equivalents at end of year	$31,387,108	$21,749,653	$21,906,877
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2007	$1,284,661	$7,910,708	$74,657,888	($33,471)	($11,506,654)	$72,313,132
Comprehensive income:
Net income	-	-	11,906,165	-	-
Adoption of ASC Topic 740	-	-	(125,000)	-	-
Foreign currency translation adjustment	-	-	-	760,412	-
Interest rate swap, net of tax of $34,645	-	-	-	(58,990)	-
Securities available for sale, net of tax of $1,377	-	-	-	(2,344)	-
Minimum pension liability adjustment,
net of tax of ($396,323)	-	-	-	674,820	-
Total comprehensive income						13,155,063
Stock split four-for-three	398,220	(398,220)	-	-	-	-
Cash in lieu of fractional shares	-	(1,642)	-	-	-	(1,642)
Dividends paid, $.1518 per share	-	-	(2,344,810)	-	-	(2,344,810)
Dividend declared, $.055 per share	-	-	(827,147)	-	-	(827,147)
Stock-based compensation	-	510,108	-	-	-	510,108
Stock option transactions	-	351,557	-	-	730,278	1,081,835
Purchase of 51,205 treasury shares	-	-	-	-	(630,515)	(630,515)
Treasury share retirement (900,000 shares)	(90,000)	(6,462,000)	-	-	6,552,000	-
Stock option tax loss	-	(12,856)	-	-	-	(12,856)
Balances, January 31, 2008	1,592,881	1,897,655	83,267,096	1,340,427	(4,854,891)	83,243,168
Comprehensive income:
Net income	-	-	9,861,065	-	-
Pension measurement	-	-	7,969	-	-
Foreign currency translation adjustment	-	-	-	(771,445)	-
Interest rate swap, net of tax of $67,972	-	-	-	(115,736)	-
Securities available for sale, net of tax of ($537)	-	-	-	914	-
Minimum pension liability adjustment,
net of tax of $2,806,393	-	-	-	(4,778,453)	-
Total comprehensive income						4,204,314
Dividends paid, $.165 per share	-	-	(2,532,815)	-	-	(2,532,815)
Dividend declared, $.06 per share	-	-	(876,007)	-	-	(876,007)
Stock-based compensation	-	432,204	-	-	-	432,204
Stock option transactions	-	46,769	-	-	1,865,629	1,912,398
Purchase of 731,735 treasury shares	-	-	-	-	(7,694,333)	(7,694,333)
Stock option tax benefit	-	88,552	-	-	-	88,552
Common share adjustment	(13)	13	-	-	-	-
Balances, January 31, 2009	1,592,868	2,465,193	89,727,308	(4,324,293)	(10,683,595)	78,777,481
Comprehensive income:
Net income	-	-	4,439,811	-	-
Foreign currency translation adjustment	-	-	-	439,575	-
Interest rate swap, net of tax of ($35,603)	-	-	-	60,621	-
Minimum pension liability adjustment,
net of tax of ($84,838)	-	-	-	144,456	-
Total comprehensive income						5,084,463
Dividends paid, $.18 per share	-	-	(2,628,020)	-	-	(2,628,020)
Dividends declared, $.06 per share	-	-	(876,279)	-	-	(876,279)
Stock-based compensation	-	645,967	-	-	-	645,967
Stock option transactions	-	(122,210)	-	-	347,794	225,584
Purchase of 26,237 treasury shares	-	-	-	-	(251,612)	(251,612)
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584
The notes to consolidated financial statements are an integral part of the above statement.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign currency translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period.  Translation gains and losses are reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

Inventories:

Inventories are stated at the lower of cost (principally first-in, first-out) or market, except for the inventory in the Met-Pro Pump Group business unit (Dean Pump product brand) which is determined on the last-in, first-out basis (see Note 4).

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

The carrying amount of all long-lived assets is evaluated periodically to determine if an adjustment to the depreciation period or the non-depreciated balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2010.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Goodwill:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC Topic 805, “Business Combinations”, and ASC Topic 350-20 “Goodwill”.  ASC Topic 805, which was effective for business combinations completed after June 30, 2001, requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided.  ASC Topic 350-20 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually.  The Company performed its annual impairment test for each reporting unit in the fourth quarter of the fiscal year ended January 31, 2010 using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon the outlook of markets and industries, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to Met-Pro Corporation.

No impairment was present upon performing this test since the fair value of each reporting unit exceeded its carrying value, including goodwill. At January 31, 2010, the goodwill associated with the Company’s three reporting segments and one other segment totaled $20,798,913.

The changes in the carrying amount of goodwill by the three reporting segments and one other segment for the fiscal year ended January 31, 2010 are as follows:

	Product Recovery/ Pollution Control Technologies	Fluid Handling Technologies	Mefiag Filtration Technologies	Filtration/ Purification Technologies	Total
Balance as of February 1, 2009	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913
Goodwill acquired during the period	-	-	-	-	-
Balance as of January 31, 2010	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913

Revenue recognition:

The Company recognizes revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  FASB ASC Topic 605, “Revenue Recognition”, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with FASB ASC Topic 605.

Advertising:

Advertising costs are charged to operations in the year incurred and were $938,046, $1,091,971 and $1,059,951 for the years ended January 31, 2010, 2009, and 2008, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $2,145,716, $1,845,562 and $1,750,035 for the years ended January 31, 2010, 2009, and 2008, respectively.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Stock-based compensation:

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires the recognition of the fair value of stock-based compensation.  Under the fair value recognition provisions for ASC Topic 718, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  The Company uses the Black-Scholes valuation model to estimate fair value of stock-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.

Earnings per share:

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) during each year.

Dividends Payable:

On December 11, 2009, the Board of Directors declared a $0.06 per share quarterly cash dividend payable on March 12, 2010 to shareholders of record at the close of business on February 26, 2010, amounting to an aggregate of $876,279.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 2) and trade accounts receivable.  The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers and dispersion among the operating segments and geographic areas.  It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Supplemental cash flow information:

	2010	2009	2008
Cash paid during the year for:
Interest	$220,919	$248,970	$331,555
Income taxes	1,608,485	4,305,042	4,829,003

Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Recent accounting pronouncements:

In September 2006, the FASB issued accounting guidance codified in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”.  ASC Topic 820 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  As a part of the framework for measuring fair value, this guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The three levels of the fair value hierarchy are:
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

In September 2006, the FASB issued accounting guidance codified in ASC Topic 715, “Compensation – Retirement Benefits”. ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the “Plans”) as an asset or liability in the consolidated balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheet date, effective for fiscal years ending after December 15, 2008.  The impact of adopting this guidance resulted in an increase in the pension liabilities and a decrease in accumulated other comprehensive income of approximately $7.6 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2009, and a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $0.2 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2010.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

In June 2009, the FASB issued accounting guidance codified in ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics in a consistent structure.  The Codification also supersedes all then-existing non-SEC accounting and reporting standards.  The FASB will no longer issue new standards in the form of Statements, Staff Positions, or EITF Abstracts; instead it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide information on guidance and bases for conclusions on change(s) in the Codification. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605 “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available,  third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 is effective for the Company in the fiscal year beginning February 1, 2011.  The Company is currently evaluating the impact ASU No. 2009-13 will have on our financial position, results of operations or cash flows.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

NOTE 2:               FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and short-term investments at January 31, 2010 and 2009 were valued at cost (approximating market) and amounted to $31,387,108 and $21,749,653, respectively.  Short-term investments consist of certificates of deposit with a maturity of three months or less and money market funds amounting to $30,662,104 and certificates of deposits with a maturity of three to twelve months amounting to $725,004, both of which are considered to be cash equivalents.  These investments are measured at fair value using Level 1 inputs as defined in the fair value hierarchy. The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Debt:

The fair value and carrying amount of long-term debt were as follows:

	January 31,
	2010	2009
Fair value	$4,422,584	$4,495,781
Carrying amount	4,071,006	4,499,270

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company uses interest rate swaps (see Note 6) to minimize its exposure to fluctuations in interest rates.  The interest rate differential to be paid or received under these agreements is recognized over the term of the loan and is included in interest expense.

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

The following table summarizes the shares used in computing basic and diluted net income per common share:

	January 31,
	2010	2009	2008
Numerator:
Net income	$4,439,811	$9,861,065	$11,906,165
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,602,276	14,909,809	15,002,012
Dilutive effect of stock-based compensation plans	73,459	309,731	326,356
Weighted average common shares outstanding during the period for diluted computation	14,675,735	15,219,540	15,328,368

Earnings per share, basic	$.30	$.66	$.79
Earnings per share, diluted	$.30	$.65	$.78

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

For the fiscal year ended January 31, 2010, employee stock options to purchase 944,096 shares of common stock were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during this period. For the fiscal years ended January 31, 2009 and 2008, employee stock options to purchase 425,000 shares of common stock and 441,139 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during these periods.

NOTE 4:               INVENTORIES

Inventories consisted of the following:

	January 31,
	2010	2009
Raw materials	$11,965,727	$15,416,249
Work in process	2,023,065	2,013,789
Finished goods	2,147,729	2,806,827
	$16,136,521	$20,236,865

At January 31, 2010 and 2009, inventories valued at the last-in, first-out method (“LIFO”) were $2,272,280 and $2,748,981, respectively.  The LIFO value of inventories was lower than replacement cost by $1,632,627 and $1,702,854 at January 31, 2010 and 2009, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $983,000 at both January 31, 2010 and 2009, as a result of applying the provisions of FASB ASC Topic 805, “Business Combinations”, to an acquisition completed in a prior year.

NOTE 5:                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2010	2009
Land	$2,456,676	$2,411,223
Buildings and improvements	19,936,325	19,534,270
Machinery and equipment	13,186,060	12,830,962
Furniture and fixtures	5,164,530	4,817,874
Automotive equipment	1,444,540	1,525,829
Construction in progress	1,293,873	221,660
	43,482,004	41,341,818
Less accumulated depreciation	23,621,253	21,952,221
	$19,860,751	$19,389,597

Depreciation of property, plant and equipment charged to operations amounted to $1,894,465, $1,900,508 and $1,705,354 for the fiscal years ended in 2010, 2009 and 2008, respectively.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

NOTE 6:                DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,415,890 which can be used for working capital.  Of the total line of credit available, the foreign unsecured line of credit totals $415,890 (300,000 Euro).

Short-term and long-term debt consisted of the following:

	January 31,
	2010	2009
Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of
2.50% at January 31, 2010), maturing April, 2021,
collateralized by the Telford, PA building	$2,630,720	$2,864,562

Note payable, bank, payable in quarterly installments of
$34,657 (25,000 Euro), plus interest at a fixed rate of
3.82%, maturing January, 2016	831,782	896,350

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	350,520	-

Line of credit, $415,890 (300,000 Euro), payable upon
demand, plus interest at a rate of 70 basis points over
the thirty day EURIBOR rate (effective interest rate of
1.13% at January 31, 2010)	-	384,150

	3,813,022	4,145,062
Less current portion	534,251	746,042
	3,278,771	3,399,020
Fair market value of interest rate swap liability	257,984	354,208
Long-term portion	$3,536,755	$3,753,228

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of January 31, 2010, the Company was in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%. As of January 31, 2010, the effective fixed interest rate was 7.09% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2010.  The interest rate swap agreement is considered a Level 3 fair value measurement, and because of the short-cut method of ASC Topic 815 used to record the fair value of the interest rate swap, the Company believes it is more practicable to describe the activity in narrative form.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $162,530 (net of tax), $223,151 (net of tax) and $107,415 (net of tax) at January 31, 2010, 2009 and 2008, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

The bank has issued and has outstanding standby letters of credit to customers totaling $224,705 as of January 31, 2010, which have expiration dates during the fiscal years ending January 31, 2011 and 2012, in the amounts of $156,519 and $68,186, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2011	$534,251
2012	534,252
2013	399,420
2014	372,468
2015	372,468
Thereafter	1,600,163
$3,813,022

NOTE 7:                ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of January 31 was comprised of the following:

	2010	2009
Interest rate swap, net of tax	($162,530)	($223,151)
Foreign currency translation adjustment	1,120,272	680,697
Minimum pension liability adjustment, net of tax	(4,637,383)	(4,781,839)
	($3,679,641)	($4,324,293)

NOTE 8:                SHAREHOLDERS’ EQUITY

During the fiscal year ended January 31, 2010, the Company repurchased 26,237 shares pursuant to a 300,000 share stock repurchase program authorized by the Company’s Board of Directors on November 5, 2008.  This program has no fixed expiration date.

The Company has a Shareholders’ Rights Plan, as amended, under which the Company’s Board of Directors declared a dividend of one Right for each Common Share owned.  The Plan provides, under certain conditions involving acquisition of the Company’s Common Shares, that holders of Rights, except for the acquiring entity, would be entitled to purchase Common Shares of the Company, or acquiring company, having a value of twice the Rights’ exercise price.  The Rights under the Plan expire in 2020.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

NOTE 9:                STOCK-BASED COMPENSATION

Stock options:

The Company grants stock options to its officers and directors, typically in December of each year.  On December 11, 2009, December 3, 2008 and December 10, 2007, the Company issued 236,083, 206,600 and 215,800 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  In the event of a “change of control”, any unvested options shall become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date with an expiration date of June 3, 2011.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted in the month of December during the fiscal years ended January 31, 2010, 2009 and 2008 were $3.26, $3.41 and $3.06 per option, respectively. The per share fair value weighted-average at the date of grant for stock options granted on March 27, 2009 were $2.01 per option.

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Fiscal Years Ended
	January 31,
	2010	2009	2008

Expected term (years)	3.0 - 5.0	5.0	5.0
Risk-free interest rate	1.90% - 4.50%	3.53% - 4.50%	4.50% - 4.58%
Expected volatility	29% - 39%	29%	29% - 30%
Dividend yield	1.86% - 2.80%	1.86% - 1.88%	1.86% - 3.39%

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

The following table summarizes stock option transactions for the fiscal year ended January 31, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Life (years)	Value
Options:
Outstanding at February 1, 2009	1,193,533	$9.5374	7.28
Granted	241,083	9.6666
Forfeited	6,000	11.3450
Expired	12,446	9.6440
Exercised	43,143	5.2287
Outstanding at January 31, 2010	1,373,027	$9.6866	6.41	$846,710

Exercisable at January 31, 2010	939,072	$9.3105	6.41	$846,710

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2010, 2009 and 2008 was $187,577, $2,612,602 and $553,004, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.00 – 5.49	24,180	1.07	$5.1047	24,180	$5.1047
$5.50 – 6.99	113,072	2.80	5.5259	113,072	5.5259
$7.00 – 8.99	133,896	4.47	7.4539	133,896	7.4539
$9.00 – 9.99	505,874	7.14	9.4763	269,791	9.2893
$10.00 – 10.99	190,005	5.95	10.8975	190,005	10.8975
$11.00 – 11.99	406,000	7.68	11.5499	208,128	11.6283
	1,373,027	6.41	$9.6866	939,072	$9.3105

As of January 31, 2010, there was $1,324,916 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 2.1 years.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

NOTE 10:              INCOME TAXES

The provision for income taxes was comprised of the following:

	2010	2009	2008
Current
Federal	$1,464,160	$2,880,591	$4,261,462
State	199,327	463,805	560,130
Foreign	38,537	139,087	164,664
	1,702,024	3,483,483	4,986,256
Deferred	406,754	913,356	1,369,460
	$2,108,778	$4,396,839	$6,355,716

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets (liabilities) were as follows:

	January 31,
	2010	2009
Deferred tax assets
Inventory cost capitalization	$166,561	$135,618
Pension cost	3,045,811	3,296,978
Non-compete agreements	64,033	96,100
Other	555,791	517,998
Total deferred tax assets	3,832,196	4,046,694

Deferred tax liabilities
Property, plant and equipment	1,928,751	1,890,240
Inventory – LIFO	363,723	363,722
Prepaid expenses	195,910	226,635
Goodwill	3,241,628	2,942,895
Total deferred tax liabilities	5,730,012	5,423,492
Net deferred tax (liabilities)	($1,897,816)	($1,376,798)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2010		2009		2008
Computed expected
federal tax expense	$2,226,520	34.0%	$4,847,687	34.0%	$6,239,308	34.2%
Manufacturing exemption	(129,428)	(2.0)	(187,029)	(1.4)	(291,025)	(1.6)
State income taxes,
net of federal
income tax benefit	131,556	2.0	306,111	2.1	369,686	2.0
Research and
development tax credits	(121,917)	(1.9)	(105,463)	(.7)	(104,435)	(.6)
Stock option tax expense/
(benefit)	82,030	1.3	(591,550)	(4.1)	-	-
Other	(79,983)	(1.2)	127,083.9		142,182.8
Effective income taxes	$2,108,778	32.2%	$4,396,839	30.8%	$6,355,716	34.8%

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

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

During the fiscal year ended January 31, 2010, the Company reduced its liability for uncertain tax positions by $40,000 (including accrued interest of approximately $5,000) after evaluating its position with regard to the state, federal and foreign tax matters.  This evaluation concluded that the Company did not have an unrecognized tax benefit as of January 31, 2010.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2010
Balance at February 1, 2009	$40,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(40,000)
Increases in tax positions for current year	-
Balance at January 31, 2010	$0

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The following table summarizes tax years that remain subject to examination by major jurisdictions:

Open Tax Year
Examination Not Yet
	Examination in Progress	Initiated
United States
Federal	n/a	2009 – 2010
State	n/a	2007 – 2010
Canada	n/a	2006 – 2010
The Netherlands	n/a	2007 – 2010

NOTE 11:              LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes.  Future minimum lease payments under these non-cancelable operating leases at January 31, 2010 are as follows:

2011	$59,396
2012	6,183

Rental expense for the above operating leases during the fiscal years ended in 2010, 2009, and 2008 was $89,602, $98,267 and $245,526, respectively.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

NOTE 12:        EMPLOYEE BENEFIT PLANS

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

In the fiscal year ended January 31, 2007, the Company adopted FASB ASC Topic 715, “Compensation – Retirement Benefits”, which requires the recognition of the overfunded or underfunded status of its pension plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year they occur.  The Company recognized the liability for the funded status in its consolidated balance sheet.  During the fiscal year ended January 31, 2009, the Company changed the annual measurement date and the plan year end date to January 31.

On January 31, 2010, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation).  This difference is principally due to the decline in the market value of investments during the fiscal year ended January 31, 2009.

A pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2010 as a decrease to the pension liability with a corresponding increase to shareholders’ equity.  During the fiscal year ended January 31, 2010, the Company recorded an after-tax increase to shareholders’ equity of $144,456.

Net periodic pension cost (income) included the following components:

	2010	2009	2008
Service cost - benefits earned during the period	$69,225	$144,072	$148,258
Interest cost on projected benefit obligation	1,134,779	1,349,383	1,040,164
Expected return on assets	(785,901)	(1,653,966)	(1,259,503)
Amortization	240,890	39,006	74,032
Curtailment loss	-	51,044	-
	$658,993	($70,461)	$2,951

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheet at January 31, 2010 and 2009:

	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$18,045,229	$17,976,905
Service cost	69,225	144,072
Interest cost	1,134,779	1,349,383
Actuarial (gain)/loss	1,445,883	(80,183)
Curtailments	-	(209,217)
Benefits paid	(984,041)	(1,135,731)
Benefit obligation at end of year	$19,711,075	$18,045,229
Change in plan assets:
Fair value of plan assets at beginning of year	$9,261,376	$15,815,882
Actual gain/(loss) on plan assets	2,431,096	(6,310,330)
Employer contribution	1,433,410	891,555
Administrative expenses	(210,908)	-
Benefits paid	(984,041)	(1,135,731)
Fair value of plan assets at end of year	$11,930,933	$9,261,376
Funded status:	($7,780,142)	($8,783,853)
Unrecognized actuarial loss	7,360,926	7,591,063
Unrecognized prior service costs	-	(843)
Net amount recognized	($419,216)	($1,193,633)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability – short term	($104,508)	($104,639)
Accrued benefit liability – long term	(7,675,634)	(8,679,214)
Accumulated other comprehensive gain	7,360,926	7,590,220
Net amount recognized	($419,216)	($1,193,633)

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $19,711,075, $19,711,075 and $11,930,933, respectively, as of January  31, 2010, and $18,045,229, $18,045,229 and $9,261,376, respectively, as of January  31, 2009.

The Company contributed $1,433,410 to the pension plans during the plan year ended January 31, 2010 and expects an additional contribution of $1,504,508 during the Company’s fiscal year ending January 31, 2011.

The following benefit payments, as appropriate, are expected to be paid:

Year Ending
January 31,
2011	$1,076,350
2012	1,094,815
2013	1,177,886
2014	1,212,638
2015	1,264,882
2016 - 2020	6,802,486
$12,629,057

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2010	2009	2008
Discount rate	5.75%	6.50%	6.25%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2010	2009	2008
Discount rate	6.50%	6.25%	5.75%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans.  This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	January 31,	January 31,
	2010	2009
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation:
Equity securities	77%	77%
Debt securities	23%	23%
Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere and undertake on behalf of the plans’ participants.  The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded.  The Plan is designed to provide pension benefits based on the category of the Director and length of service.  The aggregate benefit obligation payable in the future under the terms of the plan was $620,313 and $650,051 at January 31, 2010 and 2009, respectively.  The amounts applicable are included in the tables above.  This plan was discontinued in December 1999 with respect to non-vested Directors.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21.  Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan.  The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation.  Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service.  Effective February 1, 2008, the non-bargaining unit employees in the United States were eligible for the discretionary contributions under the Plan.  The discretionary contribution is (i) 2% for employees under 45 years old or with less than five years of service, (ii) 3% for employees 45 years or older and between five to nine years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service.  The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level.  The Company provided cash contributions to the 401(k) profit sharing plan of $673,135, $705,780 and $671,239 for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the Plan.  There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended January 31, 2010, 2009 and 2008.  All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

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

Index
MET-PRO CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2010	2009	2008
Options outstanding, beginning	113,067	242,858	267,038
Grants	-	-	-
Exercises	43,143	129,791	24,180
Cancellations	-	-	-
Options outstanding, ending	69,924	113,067	242,858

Options price range at January 31	$5.1047	$4.1133	$4.1133
	to	to	to
	$9.6440	$9.6440	$9.6440

Options exercisable at January 31	69,924	113,067	242,858
Options available for grant at January 31	0	0	0

2001 Plan	2010	2009	2008
Options outstanding, beginning	500,483	682,973	784,703
Grants	-	-	14,711
Exercises	-	143,820	112,397
Cancellations	12,446	38,670	4,044
Options outstanding, ending	488,037	500,483	682,973

Options price range at January 31	$5.5181	$5.5181	$5.5181
	to	to	to
	$11.7500	$11.7500	$11.7500

Options exercisable at January 31	485,370	492,979	659,372
Options available for grant at January 31	51,116	38,670	0

2005 Plan	2010	2009	2008
Options outstanding, beginning	579,983	412,450	224,206
Grants	241,083	206,600	201,089
Exercises	-	19,333	-
Cancellations	6,000	19,734	12,845
Options outstanding, ending	815,066	579,983	412,450

Options price at January 31	$8.5600	$10.8975	$10.8975
	to	to	to
	$11.7500	$11.7500	$11.7500

Options exercisable at January 31	383,778	179,499	70,014
Options available for grant at January 31	54,489	289,572	476,438

2008 Plan	2010	2009	2008
Options outstanding, beginning	-	-	-
Grants	-	-	--
Exercises	-	-	-
Cancellations	-	-	-
Options outstanding, ending	-	-	-

Options price at January 31	-	-	-

Options exercisable at January 31	-	-	-
Options available for grant at January 31	750,000	750,000	0

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

The weighted average exercise prices (adjusted for stock split) of the Company’s stock option plans for the fiscal year ended January 31 were as follows:

	2010	2009	2008
Options outstanding, beginning	$9.5374	$8.5920	$8.0169
Grants	$9.6666	$11.3450	$11.7500
Exercises	$5.2287	$6.5282	$7.9210
Cancellations	$10.1973	$9.4811	$10.5059
Options outstanding, ending	$9.6866	$9.5374	$8.5972

NOTE 13:              OTHER INCOME, NET

Other income, net was comprised of the following for the fiscal year ended January 31:

	2010	2009	2008
Interest income	$218,165	$377,018	$958,067
Other miscellaneous income	42,012	52,056	10,648
	$260,177	$429,074	$968,715

NOTE 14:              BUSINESS SEGMENTS AND OTHER INFORMATION

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

The Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in FASB ASC Topic 280-10-50-12. The Company’s analysis is that FASB ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal year ended January 31, 2010, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under FASB ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Met-Pro Environmental Air Solutions (the combination of the Duall, Systems and Flex-Kleen product brands), Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation and Met-Pro Industrial Services Inc. business units.

Fluid Handling Technologies: This reportable segment consists of one operating segment that manufactures high-quality centrifugal pumps that are suitable for difficult applications, including the pumping of acids, brines, caustics, bleaches, seawater, high-temperature liquids and a wide variety of waste liquids.  A variety of pump configurations make these products adaptable to almost any pumping application.  These products are sold worldwide through an extensive network of distributors.  This reporting segment is comprised of the Dean Pump, Fybroc and Sethco product brands.

Mefiag Filtration Technologies:  This reportable segment consists of one operating segment that produces filter systems using horizontal disc technology for tough, corrosive applications in the plating, metal finishing and printing industries.  These products are sold worldwide through Company sales personnel and a network of distributors.  This reporting segment is comprised of the Mefiag, Mefiag B.V. and Mefiag (Guangzhou) Filter Systems Ltd. business units.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Financial information for the three reporting segments and one other segment is as follows:

	Years ended January 31,
	2010	2009	2008
Net sales to unaffiliated customers
Product Recovery/Pollution Control Technologies	$35,899,630	$49,968,918	$56,897,328
Fluid Handling Technologies	24,527,998	30,414,765	27,578,301
Mefiag Filtration Technologies	9,526,908	11,183,054	11,543,563
Filtration/Purification Technologies	10,177,957	11,825,189	10,848,657
	$80,132,493	$103,391,926	$106,867,849

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$1,924,005	$5,556,919	$6,573,097
Fluid Handling Technologies	4,325,853	6,848,148	5,895,780
Mefiag Filtration Technologies	(34,886)	488,514	868,252
Filtration/Purification Technologies	297,583	1,163,498	746,422
Gain on sale of building	-	-	3,513,940
	$6,512,555	$14,057,079	$17,597,491

Depreciation and amortization expense
Product Recovery/Pollution Control Technologies	$620,734	$538,867	$511,350
Fluid Handling Technologies	703,644	770,072	655,048
Mefiag Filtration Technologies	331,065	365,025	324,917
Filtration/Purification Technologies	276,069	250,647	247,310
	$1,931,512	$1,924,611	$1,738,625

Capital expenditures
Product Recovery/Pollution Control Technologies	$312,221	$551,789	$3,543,346
Fluid Handling Technologies	291,452	431,402	1,171,855
Mefiag Filtration Technologies	29,740	213,985	90,271
Filtration/Purification Technologies	59,278	128,160	378,871
	692,691	1,325,336	5,184,343
Corporate	1,441,116	255,192	272,075
	$2,133,807	$1,580,528	$5,456,418

Identifiable assets at January 31
Product Recovery/Pollution Control Technologies	$34,466,168	$39,623,284	$40,509,227
Fluid Handling Technologies	18,068,428	22,056,812	22,401,768
Mefiag Filtration Technologies	12,257,281	11,410,677	12,810,694
Filtration/Purification Technologies	8,257,837	9,369,905	8,877,725
	73,049,714	82,460,678	84,599,414
Corporate	31,558,645	22,291,626	24,811,489
	$104,608,359	$104,752,304	$109,410,903

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

Geographic Information:

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

	2010	2009	2008
Net sales:
United States	$60,499,608	$76,866,031	$76,659,806
Foreign	19,632,885	26,525,895	30,208,043
	$80,132,493	$103,391,926	$106,867,849

Foreign Sales by Segment:
Product Recovery/Pollution Control Technologies	$7,017,041	$10,565,955	$14,559,153
Fluid Handling Technologies	5,081,925	7,320,016	6,669,921
Mefiag Filtration Technologies	7,444,774	8,397,998	8,773,134
Filtration/Purification Technologies	89,145	241,926	205,835
	$19,632,885	$26,525,895	$30,208,043

Income from operations:
United States	$4,991,481	$10,712,796	$13,518,133
Foreign	1,521,074	3,344,283	4,079,358
	$6,512,555	$14,057,079	$17,597,491

Total assets:
United States	$94,035,051	$95,223,147	$98,104,273
Foreign	10,573,308	9,529,157	11,306,630
	$104,608,359	$104,752,304	$109,410,903

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

NOTE 15:             CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through January 31, 2010 to settle cases involving asbestos-related claims was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of January 31, 2010, there were a total of 106 cases pending against the Company (with a majority of those cases pending in New York, North Carolina, South Carolina and Mississippi), as compared with 53 cases that were pending as of January 31, 2009. During the fiscal year ended January 31, 2010, 77 new cases were filed against the Company, and the Company was dismissed from 22 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  In addition to the increase in the number of cases filed during the most recent fiscal year as compared to the prior fiscal year, the Company’s perception is that the settlement demands and settlement amounts of the cases have been increasing. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

QUARTERLY FINANCIAL DATA (Unaudited)
				Earnings	Earnings
				Per Share,	Per Share,
2010	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$19,641,008	$7,012,968	$952,449	$.07	$.07
Second Quarter	20,885,583	7,105,953	1,182,868.08		.08
Third Quarter	19,807,781	6,676,537	1,024,830.07		.07
Fourth Quarter	19,798,121	6,581,094	1,279,664.09		.09

				Earnings	Earnings
				Per Share,	Per Share,
2009	Net Sales	Gross Profit	Net Income	Basic	Diluted
First Quarter	$22,656,474	$7,592,224	$1,925,645	$.13	$.13
Second Quarter	28,145,718	9,633,048	2,702,961.18		.18
Third Quarter	27,979,483	10,245,087	3,011,366.20		.20
Fourth Quarter	24,610,251	8,630,637	2,221,093.15		.15

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of January 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of January 31, 2010.   Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information:

None.

Index
PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Shareholders.

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

The information required by this Item (except for the information set forth on page 7 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2010 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2010 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Management Development Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

           The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2010 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2010 Annual Meeting of Shareholders, including the information set forth under the captions “Election of   Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2010 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements/Schedules:

	(1)	Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data that appears on page 29 of this report.

	(2)	Financial Statement Schedule – See “Schedule II – Valuation and Qualifying Accounts” below

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows:

Fiscal Year End	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
January 31, 2008	$132,783	$76,191	($56,839)	$152,135
January 31, 2009	152,135	69,136	(54,441)	166,830
January 31, 2010	166,830	157,653	(120,464)	204,019
(1) Includes amounts written-off as uncollectible, net of recoveries.

(3)	Exhibits, including those incorporated by reference:

Exhibit No.	Description

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

(3)(g)	By-Laws of Met-Pro Corporation, a Pennsylvania corporation formerly known as Met-Pro Pennsylvania, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2003.

(4)	Shareholders’ Rights Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2000.

(4)(a)	Amendment No. 1 to Shareholders’ Rights Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(10)(b)	The 1997 Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 16, 1998.*

(10)(d)	Amendment No. 1 to the 1997 Stock Option Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(f)	Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

Index

Exhibit No.	Description

(10)(g)	Key Employee Severance Agreement between Met-Pro Corporation and Raymond J. De Hont, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(i)	Amendment to Key Employee Severance Agreement between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(j)	The Company’s Director’s Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(k)	Amendment No. 1 to the Company’s Director’s Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(l)	Amendment No. 2 to the Company’s Director’s Retirement Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(m)	Restoration Plan, effective February 1, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(n)	Amendment No. 1 to the Company’s Restoration Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(o)	Additional 1% Supplemental Executive Retirement Plan, effective February 1, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 4, 2001.*

(10)(p)	The 2001 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 22, 2001.*

(10)(q)	Year 2000 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 13, 2000.*

(10)(r)	Salaried Pension Plan Amended and Restated effective September 1, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(s)	First Amendment to the Company’s Salaried Pension Plan dated August 15, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(t)	Second Amendment to the Company’s Salaried Pension Plan dated October 23, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(u)	Amendment No. 3 to the Company’s Directors’ Retirement Plan dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(v)	Amendment No. 1 to the Company’s Additional 1% Supplemental Executive Plan dated as of March 21, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(w)	Directors Retirement Plan Trust dated as of February 11, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(x)	Amendment No. 1 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(y)	Amendment No. 2 to the Company’s Directors’ Retirement Plan Trust dated as of February 24, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

(10)(z)	Restoration and Supplemental Executive Retirement Plan Trust Agreement dated as of February 11, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 28, 2003.*

Index

Exhibit No.	Description

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

(10)(an)	Standard Form for the Non-Employee Stock Option Agreement dated December 3, 2008, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2010. *

(10)(ao)	Standard Form for the Incentive Stock Option Agreement dated December 3, 2008, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2010. *

(10)(ap)	Standard Form for the Employee Non-Qualified Stock Option Agreement dated December 3, 2008, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 11, 2010. *

(10)(aq)	Standard Form for the Non-Employee Stock Option Agreement dated December 11, 2009, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 11, 2010. *

(10)(ar)	Standard Form for the Incentive Stock Option Agreement dated December 11, 2009, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 11, 2010. *

(10)(as)	Standard Form for the Employee Non-Qualified Stock Option Agreement dated December 11, 2009, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 11, 2010. *

Index

Exhibit No.	Description

(10)(at)	FYE 2010 Incentive Plan for Chief Executive Officer and Chief Financial Officer, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 12, 2010. *

(10)(au)	FYE 2010 Incentive Plan for Executive Vice President, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 12, 2010. *

(10)(av)	FYE 2010 Incentive Plan for Vice Presidents/General Managers, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 12, 2010. *

(10)(aw)	Salaried Pension Plan Amended and Restated effective September 1, 2007, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 15, 2010. *

(10)(ax)	First (Corrective) Amendment to the Met-Pro Corporation Salaried Pension Plan, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 15, 2010. *

(10)(ay)	Second (Qualification) Amendment to the Met-Pro Corporation Salaried Pension Plan, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 15, 2010. *

(10)(az)	Met-Pro Corporation Retirement Savings Plan effective January 1, 2007, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 19, 2010. *

(10)(ba)	First (Qualification) Amendment to the Met-Pro Corporation Retirement Savings Plan, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 19, 2010. *

(10)(bb)	Second Amendment to the Met-Pro Corporation Retirement Savings Plan, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 19, 2010. *

(10)(bc)	Third (Good Faith) Amendment to the Met-Pro Corporation Retirement Savings Plan, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 19, 2010. *

(10)(bd)	Promissory Line of Credit Note dated February 23, 1996, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on February 1, 2010. *

(10)(be)	Reaffirmation of Line of Credit dated January 19, 2010, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on February 1, 2010. *

(10)(bf)
Third (Good Faith) Amendment to the Met-Pro Corporation Salaried Pension Plan effective January 29, 2010, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on February 1, 2010. *

(10)(bg)	Financing Agreement dated December 30, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bh)	Trade Confirmation, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bi)	ISDA Master Agreement, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bj)	ISDA Schedule to the Master Agreement, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bk)	Fortis Bank General Credit Offer dated October 19, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bl)	Positive/Negative Mortgage Statement dated October 19, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

Index

Exhibit No.	Description

(10)(bm)	Fortis Bank General Conditions, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bn)	General Credit Conditions of Fortis Bank (Nederland) N.V., incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bo)	Interest Assessment dated November 2, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bp)	Supplement to the General Credit Offer dated October 19, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bq)	Microsoft Financing Master Agreement dated March 18, 2009, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(11)	Statement Re-computation of Per Share Earnings. See page 34 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2010:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
Subsidiary of Met-Pro Corporation

Met-Pro Product	Ontario, Canada	Met-Pro Product Recovery/Pollution
Recovery/Pollution Control		Control Technologies Inc.,
Technologies Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions	Delaware	Pristine Water Solutions Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Met-Pro Industrial Services	Pennsylvania	Met-Pro Industrial Services Inc.
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.	China	a wholly-owned subsidiary of Met-Pro
(Hong Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

Index

Exhibit No.	Description

(23a)	Independent Registered Public Accounting Firm’s Consent **

(23b)	Consent of Independent Registered Public Accounting Firm **

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

MET-PRO CORPORATION

March 15, 2010	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	March 15, 2010
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	March 15, 2010
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ George H. Glatfelter II	Director	March 15, 2010
George H. Glatfelter II

/s/ Michael J. Morris	Director	March 15, 2010
Michael J. Morris

/s/ Judith A. Spires	Director	March 15, 2010
Judith A. Spires

/s/ Stanley W. Silverman	Director	March 15, 2010
Stanley W. Silverman

/s/ Robin L. Wiessmann	Director	March 15, 2010
Robin L. Wiessmann

Index