Form 10-Q
period 2010-04-30
MET PRO CORP
filed 2010-06-04
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2010

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

As of June 4, 2010 the Registrant had 14,619,992 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEET

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2010	2010
Current assets	(unaudited)
Cash and cash equivalents	$32,456,543	$31,387,108
Accounts receivable, net of allowance for
doubtful accounts of approximately
$185,000 and $204,000, respectively	15,592,477	14,011,950
Inventories	15,680,708	16,136,521
Prepaid expenses, deposits and other current assets	1,418,008	1,709,664
Total current assets	65,147,736	63,245,243
Property, plant and equipment, net	19,500,572	19,860,751
Goodwill	20,798,913	20,798,913
Other assets	730,367	703,452
Total assets	$106,177,588	$104,608,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$528,761	$534,251
Accounts payable	5,263,975	4,297,936
Accrued salaries, wages and expenses	4,064,286	3,425,691
Dividend payable	877,200	876,279
Customers’ advances	371,787	882,637
Deferred income taxes	181,253	181,253
Total current liabilities	11,287,262	10,198,047
Long-term debt	3,375,093	3,536,755
Other non-current liabilities	8,292,854	8,179,410
Deferred income taxes	1,712,508	1,716,563
Total liabilities	24,667,717	23,630,775

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,308,687 and 1,311,664 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,154,348	2,988,950
Retained earnings	91,195,957	90,662,820
Accumulated other comprehensive loss	(3,828,041)	(3,679,641)
Treasury shares, at cost	(10,605,261)	(10,587,413)
Total shareholders’ equity	81,509,871	80,977,584
Total liabilities and shareholders’ equity	$106,177,588	$104,608,359
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Three Months Ended April 30,

	2010	2009

Net sales	$22,277,077	$19,641,008
Cost of goods sold	14,295,538	12,628,040
Gross profit	7,981,539	7,012,968

Operating expenses
Selling	2,932,897	2,528,532
General and administrative	2,945,602	3,012,327
	5,878,499	5,540,859
Income from operations	2,103,040	1,472,109

Interest expense	(82,510)	(53,823)
Other income, net	117,468	13,965
Income before taxes	2,137,998	1,432,251

Provision for taxes	726,920	479,802
Net income	$1,411,078	$952,449
Earnings per share, basic (1)	$.10	$.07

Earnings per share, diluted (2)	$.10	$.07

Cash dividend per share – declared (3)	$.06	$.06

Cash dividend per share – paid (3)	$.06	$.06

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 14,619,000 and 14,600,109 for the three-month periods ended April 30, 2010 and 2009, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,693,035 and 14,645,792 for the three-month periods ended April 30, 2010 and 2009, respectively.

(3)
The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, March 12, 2010 and June 11, 2010 to shareholders of record as of February 26, 2009, May 29, 2009, February 26, 2010 and May 28, 2010, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584

Comprehensive income:
Net income	-	-	1,411,078	-	-
Foreign currency translation
adjustment	-	-	-	(149,673)	-
Interest rate swap,
net of tax of ($748)	-	-	-	1,273	-
Total comprehensive income						1,262,678

Dividends declared, $.06 per share	-	-	(877,941)	-	-	(877,941)
Stock-based compensation	-	161,472	-	-	-	161,472
Stock option transactions	-	3,926	-	-	208,818	212,744
Purchase of 22,803 treasury shares	-	-	-	-	(226,666)	(226,666)
Balances, April 30, 2010	$1,592,868	$3,154,348	$91,195,957	($3,828,041)	($10,605,261)	$81,509,871

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481

Comprehensive income:
Net income	-	-	952,449	-	-
Foreign currency translation
adjustment	-	-	-	165,097	-
Interest rate swap,
net of tax of ($12,858)	-	-	-	21,893	-
Total comprehensive income						1,139,439

Dividends declared, $.06 per share	-	-	(876,007)	-	-	(876,007)
Stock-based compensation	-	164,877	-	-	-	164,877
Balances, April 30, 2009	$1,592,868	$2,630,070	$89,803,750	($4,137,303)	($10,683,595)	$79,205,790
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 30,
	2010	2009

Cash flows from operating activities
Net income	$1,411,078	$952,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445,252	480,672
Deferred income taxes	(597)	(597)
(Gain) on sales of property and equipment, net	-	(12,195)
Stock-based compensation	161,472	164,876
Allowance for doubtful accounts	(18,557)	42,941
Change in operating assets and liabilities:
Accounts receivable	(1,556,207)	5,695,089
Inventories	395,944	(381,726)
Prepaid expenses, deposits and other assets	250,155	274,636
Accounts payable and accrued expenses	1,608,371	(1,378,851)
Customers’ advances	(511,077)	27,013
Other non-current liabilities	113,443	84,276
Net cash provided by operating activities	2,299,277	5,948,583

Cash flows from investing activities
Proceeds from sales of property and equipment	-	18,882
Acquisitions of property and equipment	(210,475)	(797,497)
Net cash used in investing activities	(210,475)	(778,615)

Cash flows from financing activities
Proceeds from new borrowing	-	485,336
Reduction of debt	(132,845)	(104,440)
Exercise of stock options	212,744	-
Payment of dividends	(877,021)	(876,007)
Purchase of treasury shares	(226,666)	-
Net cash used in financing activities	(1,023,788)	(495,111)
Effect of exchange rate changes on cash	4,421	22,207

Net increase in cash and cash equivalents	1,069,435	4,697,064

Cash and cash equivalents at February 1	31,387,108	21,749,653
Cash and cash equivalents at April 30	$32,456,543	$26,446,717
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2010 and the results of operations for the three-month periods ended April 30, 2010 and 2009, and changes in shareholders’ equity and cash flows for the three-month periods then ended. The results of operations for the three-month periods ended April 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.  In addition, the January 31, 2010 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

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
Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.  ASC Topic 820 applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2009.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that require new disclosures on 1) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and 2) in the reconciliation for Level 3 fair value measurements, present separately, information about purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this update to ASC Topic 820 did not have a material impact on our financial position, results of operations or cash flows.

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

	Three Months Ended
	April 30,
	2010	2009
Numerator:
Net Income	$1,411,078	$952,449
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,619,000	14,600,109
Dilutive effect of stock-based compensation plans	74,035	45,683
Weighted average common shares outstanding during the period for diluted computation	14,693,035	14,645,792

Earnings per share, basic	$.10	$.07
Earnings per share, diluted	$.10	$.07

For the three months ended April 30, 2010, employee stock options to purchase 583,005 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during these periods. For the three months ended April 30, 2009, employee stock options to purchase 602,005 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during these periods.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STOCK-BASED COMPENSATION

Stock Options:

The Company grants stock options to its officers and directors, typically in December of each year.  On December 11, 2009 and December 3, 2008 the Company issued 236,083 and 206,600 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  In the event of a “change of control”, any unvested options shall become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date with an expiration date of June 3, 2011.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted in the month of December during the fiscal years ended January 31, 2010 and 2009 were $3.26 and $3.41 per option, respectively. The per share fair value weighted-average at the date of grant for stock options granted on March 27, 2009 was $2.01 per option.

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

Three Months Ended
April 31,
	2010	2009
Expected term (years)	3.0 - 5.0	3.0 - 5.0
Risk-free interest rate	1.90% - 3.53%	1.90% - 4.50%
Expected volatility	29% - 45%	29% - 39%
Dividend yield	1.88% - 2.48%	1.86% - 2.80%

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

The following table summarizes stock option transactions for the three-month period ended April 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2010	1,373,027	$9.6866	6.41
Granted	-	-
Forfeited	(30,750)	10.3897
Expired	-	-
Exercised	(25,780)	8.2523
Outstanding at April 30, 2010	1,316,497	$9.6983	5.98	$1,304,149

Exercisable at April 30, 2010	945,143	$9.4063	5.98	$1,200,635

There were 25,780 options exercised during the three-month period ended April 30, 2010 and zero options exercised during the three-month period ended April 30, 2009.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of April 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.00 – 5.49	24,180	0.83	$5.1047	24,180	$5.1047
$5.50 – 6.99	113,072	2.56	5.5259	113,072	5.5259
$7.00 – 8.99	121,450	4.67	7.4583	121,450	7.4583
$9.00 – 9.99	474,790	6.95	9.4806	259,707	9.3072
$10.00 – 10.99	190,005	5.34	10.8975	190,005	10.8975
$11.00 – 11.99	393,000	6.80	11.5567	236,729	11.6104
	1,316,497	5.98	$9.6983	945,143	$9.4063

As of April 30, 2010, there was $1,163,444 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	April 30, 2010	January 31, 2010
Raw materials	$11,729,408	$11,965,727
Work in progress	1,876,144	2,023,065
Finished goods	2,075,156	2,147,729
	$15,680,708	$16,136,521

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2010	2009
Cash paid during the period for:
Interest	$55,575	$52,342
Income taxes	59,584	15,441

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

As of the fiscal year ended January 31, 2010, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of April 30, 2010, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2010.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2006.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,399,420 which can be used for working capital.  Of the total line of credit available, the foreign unsecured line of credit totals $399,420 (300,000 Euro).

Short-term and long-term debt consisted of the following:

	April 30,	January 31,
	2010	2010

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at April 30, 2010), maturing April, 2021, collateralized
by the Telford, PA building	$2,572,260	$2,630,720

Note payable, bank, payable in quarterly installments of
$33,285 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	765,555	831,782

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	310,076	350,520

	3,647,891	3,813,022
Less current portion	528,761	534,251
	3,119,130	3,278,771
Fair market value of interest rate swap liability	255,963	257,984
Long-term portion	$3,375,093	$3,536,755

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of April 30, 2010, the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of April 30, 2010 the effective fixed interest rate was 7.12% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of April 30, 2010.  The interest rate swap agreement is considered a Level 3 fair value measurement, and because of the short-cut method of ASC Topic 815 used to record the fair value of the interest rate swap, the Company believes it is more practicable to describe the activity in narrative form.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $161,257 (net of tax) as of April 30, 2010 and a decrease in equity of $162,530 (net of tax) as of January 31, 2010.  The change in the fair value of the interest rate swap agreement resulted in a $1,273 (net of tax) equity increase from the fiscal year ended January 31, 2010.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $213,705 as of April 30, 2010, which have expiration dates during the fiscal years ending January 31, 2011 and 2012 in the amounts of $145,519 and $68,186, respectively.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of short-term and long-term debt are as follows:

Quarter Ended
April 30,
2011	$528,761
2012	515,275
2013	366,980
2014	366,980
2015	366,980
Thereafter	1,502,915
$3,647,891

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	April 30,	January 31,
	2010	2010
Interest rate swap, net of tax	($161,257)	($162,530)
Foreign currency translation adjustment	970,599	1,120,272
Minimum pension liability adjustment, net of tax	(4,637,383)	(4,637,383)
	($3,828,041)	($3,679,641)

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following:
	Three Months Ended
	April 30,
	2010	2009
Interest income	$81,234	$24,184
Other miscellaneous income (charges)	36,234	(10,219)
	$117,468	$13,965

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

The following table provides the components of net periodic pension (income) cost:

	Three Months Ended April 30,
	2010	2009
Service cost	$17,000	$17,306
Interest cost	272,750	284,949
Expected return on plan assets	(243,250)	(187,079)
Amortization of transition asset	-	-
Amortization of prior service cost	-	(211)
Recognized net actuarial loss	56,000	59,316
Net periodic benefit (income) cost	$102,500	$174,281

The Company contributed $26,061 to the pension plans during the three-month period ended April 30, 2010 and expects to make an additional contribution of $1,378,183 during the nine-month period ending January 31, 2011.

NOTE 11 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2010, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended April 30, 2010, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore, the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Met-Pro Environmental Air Solutions (the combination of the Duall, Systems, and Flex-Kleen product brands), Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation and Met-Pro Industrial Services Inc. business units.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Three Months Ended April 30,
	2010	2009
Net sales
Product Recovery/Pollution Control Technologies	$11,013,225	$7,569,982
Fluid Handling Technologies	6,530,571	6,978,462
Mefiag Filtration Technologies	2,434,249	2,487,250
Filtration/Purification Technologies	2,299,032	2,605,314
	$22,277,077	$19,641,008

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$516,161	$145,203
Fluid Handling Technologies	1,288,796	1,306,005
Mefiag Filtration Technologies	206,519	(15,403)
Filtration/Purification Technologies	91,564	36,304
	$2,103,040	$1,472,109

	April 30,	January 31,
	2010	2010
Identifiable assets
Product Recovery/Pollution Control Technologies	$35,322,331	$34,466,168
Fluid Handling Technologies	17,555,792	18,068,428
Mefiag Filtration Technologies	12,531,954	12,257,281
Filtration/Purification Technologies	8,211,089	8,257,837
	73,621,166	73,049,714
Corporate	32,556,422	31,558,645
	$106,177,588	$104,608,359

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through April 30, 2010 to settle these cases involving asbestos-related claims was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of April 30, 2010, there were a total of 99 cases pending against the Company (with a majority of those cases pending in Mississippi, North Carolina and New York), as compared with 106 cases that were pending as of January 31, 2010. For the three-month period ended April 30, 2010, five new cases were filed against the Company, and the Company was dismissed from 12 cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Met-Pro Corporation

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the three months then ended.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2010, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2010 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Bala Cynwyd, Pennsylvania
June 4, 2010

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Met-Pro Corporation

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the three months then ended.  These financial statements are the responsibility of the Company’s management.

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

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
May 18, 2009

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the three-month periods indicated, certain financial information derived from the Company’s consolidated statement of income expressed as a percentage of net sales.

	Three Months Ended April 30,

	2010	2009

Net sales	100.0%	100.0%
Cost of goods sold	64.2%	64.3%
Gross profit	35.8%	35.7%

Selling expenses	13.2%	12.9%
General and administrative expenses	13.2%	15.3%
Income from operations	9.4%	7.5%

Interest expense	(0.3%)	(0.3%)
Other income, net	0.5%	0.1%
Income before taxes	9.6%	7.3%

Provision for taxes	3.3%	2.4%
Net income	6.3%	4.9%

Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009:

Net sales for the three-month period ended April 30, 2010 were $22,277,077 compared with $19,641,008 for the three-month period ended April 30, 2009, an increase of $2,636,069 or 13.4%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $11,013,225, or $3,443,243 higher than the $7,569,982 of sales for the three-month period ended April 30, 2009, an increase of 45.5%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due to higher sales in all product brands within this reporting segment, which includes Strobic Air laboratory fume hood exhaust systems, Systems thermal and catalytic oxidation equipment, Duall chemical and biological odor control systems and Flex-Kleen dry particulate collection equipment.  We attribute the increase in sales to an apparent uptick in the economic environment and our continued commitment to greater market focus, the combination of which has led to a resurgence in this segment’s day-to-day sales.

Sales in the Fluid Handling Technologies reporting segment totaled $6,530,571, or $447,891 lower than the $6,978,462 of sales for the three-month period ended April 30, 2009, a decrease of 6.4%.  Sales in the Fluid Handling Technologies reporting segment were lower as compared with the same period last year due to the lagging effect on sales from the slowdown in global economic activity last year that negatively impacted the industrial markets served by this segment.

Sales in the Mefiag Filtration Technologies reporting segment were $2,434,249, or $53,001 lower than the $2,487,250 of sales for the three-month period ended April 30, 2009, a decrease of 2.1%.  The sales decrease in the Mefiag Filtration Technologies reporting segment was due to the lagging effect on sales from the slowdown in global economic activity last year that negatively impacted the industrial markets served by this segment, primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $2,299,032, or $306,282 lower than the $2,605,314 of sales for the three-month period ended April 30, 2009, a decrease of 11.8%.  This decrease was due primarily to decreased  demand for our proprietary  chemicals  for the treatment of  municipal drinking water systems and boiler and cooling tower systems.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

The Company’s backlog of orders totaled $17,291,239 and $14,510,283 as of April 30, 2010 and 2009, respectively.  The rate of the Company’s bookings of new orders varies from month to month.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery the extent and duration of which may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we receive the customer’s purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of April 30, 2010 will be shipped during the current fiscal year.

Income from operations for the three-month period ended April 30, 2010 was $2,103,040 compared with $1,472,109 for the three-month period ended April 30, 2009, an increase of $630,931, or 42.9%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $516,161, or $370,958 higher than the $145,203 for the three-month period ended April 30, 2009, an increase of 255.5%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to higher sales of all product lines within this segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,288,796, or $17,209 lower than the $1,306,005 for the three-month period ended April 30, 2009, a decrease of 1.3%.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled $206,519, or $221,922 higher than the ($15,403) for the three-month period ended April 30, 2009.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to higher gross margins for our horizontal disc filter systems.

Income from operations in the Filtration/Purification Technologies segment was $91,564 or $55,260 higher than the $36,304 for the three-month period ended April 30, 2009, an increase of 152.2%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales of and higher gross margins for our filters, cartridges, filter housings and filtration products.

Net income for the three-month period ended April 30, 2010 was $1,411,078 compared with $952,449 for the three-month period ended April 30, 2009, an increase of $458,629, or 48.2%.

The gross margin for the three-month periods ended April 30, 2010 and April 30, 2009 was 35.8% and 35.7%, respectively.  Gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and our Filtration/Purification segment were higher than the same period last year, offset by lower gross margins in our Product Recovery/Pollution Control Technologies reporting segment as compared with the quarter ended April 30, 2009.

Selling expense was $2,932,897 for the three-month period ended April 30, 2010, an increase of $404,365 compared with the first quarter of last year.  This increase was primarily due to higher representative and distributor commission expense as well as higher payroll and related payroll benefit expenses.  Selling expense as a percentage of net sales was 13.2% for the three-month period ended April 30, 2010 compared with 12.9% for the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $2,945,602 for the three-month period ended April 30, 2010 compared with $3,012,327 for the same period last year, a decrease of $66,725.  This decrease was primarily related to lower payroll and related payroll benefit expenses.  General and administrative expense as a percentage of net sales was 13.2% for the three-month period ended April 30, 2010, compared with 15.3% for the same period last year.

Interest expense was $82,510 for the three-month period ended April 30, 2010, compared with $53,823 for the same period in the prior year, an increase of $28,687.  This increase was due principally to the effective interest rate of the bond payable (see Note 7 in the accompanying consolidated financial statements).

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Other income, net, was $117,468 for the three-month period ended April 30, 2010 compared with $13,965 for the same period in the prior year, an increase of $103,503.  Other income, net, consisted primarily of interest income, which was affected by an increase in the amount of interest we earned on our cash.

The effective tax rates for the three-month periods ended April 30, 2010 and 2009 were 34.0% and 33.5%, respectively.  Our analysis of our current tax position led us to increase our effective tax rate for the first quarter of fiscal year 2011.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Liquidity:

The Company’s cash and cash equivalents were $32,456,543 on April 30, 2010 compared with $31,387,108 on January 31, 2010, an increase of $1,069,435.  This increase is the net result of the positive cash flows provided by operating activities of $2,299,278 and the exercise of stock options of $212,743, offset by payment of the quarterly cash dividends amounting to $877,021, payments on long-term debt totaling $132,845, the purchase of treasury shares amounting to $226,666 and the investment in property and equipment amounting to $210,475.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $15,592,477 on April 30, 2010 compared with $14,011,950 on January 31, 2010, which represents an increase of $1,580,527.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories were $15,680,708 on April 30, 2010 compared with $16,136,521 on January 31, 2010, a decrease of $455,813.   Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved.  We have been actively seeking to reduce our inventory where possible.

Current liabilities amounted to $11,287,262 on April 30, 2010, compared with $10,198,047 on January 31, 2010, an increase of $1,089,215.  This increase is due primarily to increases in accounts payable and accrued salaries, wages and expenses, offset by a decrease in customers’ advances.

As of April 30, 2010 and January 31, 2010, working capital was $53,860,474 and $53,047,196, respectively, and the current ratio was 5.8 and 6.2, respectively.

We expect that our major source of funding during the fiscal year 2011 and beyond will be our operating cash flow and our cash, cash equivalents, and short-term investments.  We believe we have sufficient liquidity for the next several years to fund operations, research and development, capital expenditures, scheduled debt repayments and dividend payments.

The Company also has access to $4.4 million uncommitted, unsecured lines of credit through July 2010.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At April 30, 2010, we were in compliance with both financial covenants.  The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At April 30, 2010 and January 31, 2010, our liability/tangible net worth ratio using this measure was 0.42 times and 0.40 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

least 1.05 times. At April 30, 2010 and January 31, 2010, our fixed charge coverage ratio using this measure was 1.27 times and 1.19 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of April 30, 2010, we were in compliance with all such provisions.

Management is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material decrease in our liquidity or an increase in liquidity beyond the historical rate of increase. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

Capital Resources and Requirements:

Cash flows provided by operating activities during the three-month period ended April 30, 2010 amounted to $2,299,278 compared with $5,948,583 in the three-month period ended April 30, 2009, a decrease of $3,649,305.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to an increase in accounts receivable of $1,556,207 compared with a decrease in accounts receivable of $5,695,089 for the same period last year and a decrease in customers’ advances of $511,077 compared with an increase in customers’ advances of $27,013 for the same period last year.

Cash flows used in investing activities during the three-month period ended April 30, 2010 amounted to $210,475 compared with cash flows used in investing activities of $778,615 for the three-month period ended April 30, 2009, a decrease of $568,140.  The decrease in cash flows used in investing activities was due principally to the one time purchase of the Company’s new enterprise resource planning (ERP) system in the amount of $485,352 during the three-month period ended April 30, 2009.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company intends to finance capital expenditures during the fiscal year through cash flows generated from operations and will secure third party financing when deemed appropriate.

Financing activities during the three-month period ended April 31, 2010 utilized $1,023,789 of available resources, compared with $495,111 utilized during the three-month period ended April 30, 2009.  The increase in cash utilized is due primarily to the proceeds received from a new borrowing for the purchase of the Company’s new enterprise resource planning (ERP) system in the amount of $485,336 during the three-month period ended April 30, 2009.  The financing of the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by the end of fiscal year 2012.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010 and June 11, 2010 to shareholders of record as of February 26, 2010 and May 28, 2010, respectively.

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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

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

Goodwill:

In accordance with FASB ASC Topic 350-20, “Goodwill”, the Company’s unamortized goodwill balance is being assessed, at least annually, for impairment.  The Company performs its annual impairment test for each reporting unit using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon market and industry outlooks, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to the Company.

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

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, the actual results exceeded the projected results used in our impairment model.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen. However, at this time, Flex-Kleen’s projected fiscal year 2011 net sales and operating profit, based upon the results for the three-months ended April 30, 2010, are above that which is required by our impairment model for the fiscal year 2011.

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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 10 to the accompanying consolidated financial statements and include, among others, the discount rate and the expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  During the fiscal year ended January 31, 2010, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the three-month period ended April 30, 2010, the annualized projection for net sales and operating profit for Flex-Kleen currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2011, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate;

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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of April 30, 2010 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix and the cost of materials, with effect on margins;
•	changes in our existing management;
•	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;
•	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
•	the assertion of claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
•	the effect of acquisitions and other strategic ventures;
•	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
•	the cancellation or delay of purchase orders or shipments;
•	losses related to international sales; and/or
•	failure in execution of acquisition strategy.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2010.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 for additional information.

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

Accordingly, as of April 30, 2010 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through April 30, 2010 to settle these cases involving asbestos-related claims was $540,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of April 30, 2010, there were a total of 99 cases pending against the Company (with a majority of those cases pending in Mississippi, North Carolina and New York), as compared with 106 cases that were pending as of January 31, 2010. For the three-month period ended April 30, 2010, five new cases were filed against the Company, and the Company was dismissed from 12 cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010 as filed with the Securities and Exchange Commission on March 15, 2010, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to Part 1, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report, and in particular the first item as to the potential write-down of goodwill for our Flex-Kleen business unit.

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended April 30, 2010:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-28, 2010	0	$ -	0	273,763
March 1-31, 2010	22,803	9.94	22,803	250,960
April 1-30, 2010	0	-	0	250,960
Total	22,803	$ 9.94	22,803	250,960

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

Met-Pro Corporation
(Registrant)

June 4, 2010	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President

June 4, 2010	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director