Form 10-Q
period 2010-07-31
MET PRO CORP
filed 2010-08-26
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2010

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

As of August 26, 2010 the Registrant had 14,620,346 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2010	2010
Current assets	(unaudited)
Cash and cash equivalents	$34,224,143	$31,387,108
Accounts receivable, net of allowance for
doubtful accounts of approximately
$174,000 and $204,000, respectively	14,882,841	14,011,950
Inventories	14,895,658	16,136,521
Prepaid expenses, deposits and other current assets	1,191,695	1,709,664
Total current assets	65,194,337	63,245,243

Property, plant and equipment, net	19,316,335	19,860,751
Goodwill	20,798,913	20,798,913
Other assets	915,896	703,452
Total assets	$106,225,481	$104,608,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$713,713	$534,251
Accounts payable	4,765,775	4,297,936
Accrued salaries, wages and expenses	3,914,209	3,425,691
Dividend payable	877,220	876,279
Customers’ advances	646,168	882,637
Deferred income taxes	181,253	181,253
Total current liabilities	11,098,338	10,198,047

Long-term debt	3,323,571	3,536,755
Other non-current liabilities	8,014,124	8,179,410
Deferred income taxes	1,677,605	1,716,563
Total liabilities	24,113,638	23,630,775

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,308,333 and 1,311,664 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,319,943	2,988,950
Retained earnings	91,871,467	90,662,820
Accumulated other comprehensive loss	(4,063,050)	(3,679,641)
Treasury shares, at cost	(10,609,385)	(10,587,413)
Total shareholders’ equity	82,111,843	80,977,584
Total liabilities and shareholders’ equity	$106,225,481	$104,608,359
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net sales	$43,713,963	$40,526,591	$21,436,886	$20,885,583
Cost of goods sold	27,889,272	26,407,670	13,593,734	13,779,630
Gross profit	15,824,691	14,118,921	7,843,152	7,105,953

Operating expenses
Selling	5,699,817	5,048,933	2,766,920	2,520,401
General and administrative	5,714,804	5,828,277	2,769,202	2,815,950
	11,414,621	10,877,210	5,536,122	5,336,351
Income from operations	4,410,070	3,241,711	2,307,030	1,769,602

Interest expense	(109,686)	(107,455)	(27,176)	(53,632)
Other income, net	190,233	76,752	72,765	62,787
Income before taxes	4,490,617	3,211,008	2,352,619	1,778,757

Provision for taxes	1,526,809	1,075,691	799,889	595,889
Net income	$2,963,808	$2,135,317	$1,552,730	$1,182,868

Earnings per share, basic (1)	$.20	$.15	$.11	$.08
Earnings per share, diluted (2)	$.20	$.15	$.11	$.08
Cash dividend per share – declared (3)	$.12	$.12	$.06	$.06
Cash dividend per share – paid (3)	$.12	$.12	$.06	$.06

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 14,619,614 and 14,600,109 for the six-month periods ended July 31, 2010 and 2009, respectively, and 14,619,443 and 14,600,109 for the three-month periods ended July 31, 2010 and 2009, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,709,756 and 14,672,811 for the six-month periods ended July 31, 2010 and 2009, respectively, and 14,702,134 and 14,660,511 for the three-month periods ended July 31, 2010 and 2009, respectively.

(3)
The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, September 11, 2009, March 12, 2010, June 11, 2010 and September 15, 2010 to shareholders of record as of February 26, 2009, May 29, 2009, August 28, 2009 and February 26, 2010, May 28, 2010, and September 1, 2010, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584

Comprehensive income:
Net income	-	-	2,963,808	-	-
Foreign currency translation
adjustment	-	-	-	(325,895)	-
Interest rate swap,
net of tax of $33,778	-	-	-	(57,514)	-
Total comprehensive income						2,580,399

Dividends paid, $.06 per share	-	-	(877,941)	-	-	(877,941)
Dividends declared, $.06 per share	-	-	(877,220)	-	-	(877,220)
Stock-based compensation	-	322,944	-	-	-	322,944
Stock option transactions	-	8,049	-	-	244,875	252,924
Purchase of 26,895 treasury shares	-	-	-	-	(266,847)	(266,847)
Balances, July 31, 2010	$1,592,868	$3,319,943	$91,871,467	($4,063,050)	($10,609,385)	$82,111,843

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481

Comprehensive income:
Net income	-	-	2,135,317	-	-
Foreign currency translation
adjustment	-	-	-	592,019	-
Interest rate swap,
net of tax of ($39,224)	-	-	-	66,787	-
Total comprehensive income						2,794,123

Dividends paid, $.06 per share	-	-	(876,006)	-	-	(876,006)
Dividends declared, $.06 per share	-	-	(876,006)	-	-	(876,006)
Stock-based compensation	-	329,753	-	-	-	329,753
Balances, July 31, 2009	$1,592,868	$2,794,946	$90,110,613	($3,665,487)	($10,683,595)	$80,149,345
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 31,
	2010	2009

Cash flows from operating activities
Net income	$2,963,808	$2,135,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	882,993	980,752
Deferred income taxes	(1,203)	(1,195)
(Gain)/loss on sale of property and equipment, net	668	(13,695)
Stock-based compensation	322,944	329,753
Allowance for doubtful accounts	(29,709)	71,397
Change in operating assets and liabilities:
Accounts receivable	(875,673)	6,484,484
Inventories	1,151,115	2,250,735
Prepaid expenses, deposits and other assets	282,742	425,126
Accounts payable and accrued expenses	897,029	(2,768,636)
Customers’ advances	(237,335)	(4,960)
Other non-current liabilities	(165,287)	212,557
Net cash provided by operating activities	5,192,092	10,101,635

Cash flows from investing activities
Proceeds from sale of property and equipment	-	20,382
Acquisitions of property and equipment	(527,064)	(1,262,800)
Net cash used in investing activities	(527,064)	(1,242,418)

Cash flows from financing activities
Proceeds from new borrowing	189,074	485,336
Reduction of debt	(263,430)	(238,287)
Exercise of stock options	252,924	-
Payment of dividends	(1,754,220)	(1,752,013)
Purchase of treasury shares	(266,847)	-
Net cash used in financing activities	(1,842,499)	(1,504,964)
Effect of exchange rate changes on cash	14,506	91,087

Net increase in cash and cash equivalents	2,837,035	7,445,340

Cash and cash equivalents at February 1	31,387,108	21,749,653
Cash and cash equivalents at July 31	$34,224,143	$29,194,993
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2010 and the results of operations for the six-month and three-month periods ended July 31, 2010 and 2009, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.  In addition, the January 31, 2010 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance codified in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”.  ASC Topic 820 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings.  As a part of the framework for measuring fair value, this guidance establishes a hierarchy of inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The three levels of the fair value hierarchy are:
●	Level 1 – Quoted prices (unadjusted) in active markets for identical, unrestricted assets or liabilities that the Company has the ability to access at the measurement date;
●	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3 – Unobservable inputs used in valuation in which there is little market activity for the asset or liability at the measurement date.
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

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Numerator:
Net Income	$2,963,808	$2,135,317	$1,552,730	$1,182,868
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,619,614	14,600,109	14,619,443	14,600,109
Dilutive effect of stock-based compensation plans	90,142	72,702	82,691	60,402
Weighted average common shares outstanding during the period for diluted computation	14,709,756	14,672,811	14,702,134	14,660,511

Earnings per share, basic	$.20	$.15	$.11	$.08
Earnings per share, diluted	$.20	$.15	$.11	$.08

For the six and three months ended July 31, 2010, employee stock options to purchase 517,137 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercised were greater than the average market price of the Company’s common shares during these periods. For the six and three months ended July 31, 2009, employee stock options to purchase 602,005 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercised were greater than the average market price of the Company’s common shares during these periods.

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

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Six Months Ended
	July 31,
	2010	2009
Expected term (years)	5.0	3.0 - 5.0
Risk-free interest rate	1.90% - 3.53%	1.90% - 4.50%
Expected volatility	29% - 45%	29% - 39%
Dividend yield	1.88% - 2.48%	1.86% - 2.80%

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

The following table summarizes stock option transactions for the six-month period ended July 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2010	1,373,027	$9.6866	6.41
Granted	-	-
Forfeited	(96,618)	10.9458
Expired	-	-
Exercised	(30,226)	8.3678
Outstanding at July 31, 2010	1,246,183	$9.6210	6.05	$1,401,226

Exercisable at July 31, 2010	874,829	$9.2727	4.88	$1,267,947

There were 30,226 options exercised during the six-month period ended July 31, 2010 and zero options exercised during the six-month period ended July 31, 2009.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding and options exercisable as of July 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.00 – 5.49	24,180	0.58	$5.1047	24,180	$5.1047
$5.50 – 6.99	113,072	2.31	5.5259	113,072	5.5259
$7.00 – 8.99	121,450	4.41	7.4583	121,450	7.4583
$9.00 – 9.99	470,344	6.77	9.4848	255,261	9.3119
$10.00 – 10.99	155,337	6.26	10.8975	155,337	10.8975
$11.00 – 11.99	361,800	7.12	11.5575	205,529	11.6199
	1,246,183	6.05	$9.6210	874,829	$9.2727

As of July 31, 2010, there was $1,001,972 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	July 31, 2010	January 31, 2010
Raw materials	$11,164,854	$11,965,727
Work in progress	1,750,651	2,023,065
Finished goods	1,980,153	2,147,729
	$14,895,658	$16,136,521

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended July 31,
	2010	2009
Cash paid during the period for:
Interest	$108,940	$106,323
Income taxes	1,042,039	501,337

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

As of the fiscal year ended January 31, 2010, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of July 31, 2010, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2010.

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

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,390,990 which can be used for working capital.  Of the total line of credit available, the Company’s Mefiag B.V. subsidiary has an unsecured line of credit from a foreign bank totaling $390,990 (300,000 Euro) of which, as of July 31, 2010, it had borrowed $187,763 (144,067 Euro) from this line of credit, which is included in the table below.

Short-term and long-term debt consisted of the following:
	July 31,	January 31,
	2010	2010

Bond payable, bank, payable in quarterly installments of $58,460, plus interest at a rate equal to the greater of (i) 16 basis points below the ninety day LIBOR rate or (ii) 250 basis points
(effective interest rate of 2.50% at July 31, 2010), maturing
April, 2021, collateralized by the Telford, PA real property	$2,513,799	$2,630,720

Note payable, bank, payable in quarterly installments of
$32,583 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	716,815	831,782

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	269,631	350,520

Line of credit, $187,763 (144,067 Euro), payable upon demand, plus interest at a rate of 70 basis points over the thirty day
EURIBOR rate (effective interest rate of 1.35% at July 31, 2010)	187,763	-

	3,688,008	3,813,022
Less current portion	713,713	534,251
	2,974,295	3,278,771
Fair market value of interest rate swap liability	349,276	257,984
Long-term portion	$3,323,571	$3,536,755

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of July 31, 2010, the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of July 31, 2010, the effective fixed interest rate was 7.08% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of July 31, 2010.  The interest rate swap agreement is considered a Level 3 fair value measurement, and because of the short-cut method of ASC Topic 815 used to record the fair value of the interest rate swap, the Company believes it is more practicable to describe the activity in narrative form.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $220,044 (net of tax) as of July 31, 2010 and a decrease in equity of $162,530 (net of tax) as of January 31, 2010.  The change in the fair value of the interest rate swap agreement resulted in a $57,514 (net of tax) equity decrease from the fiscal year ended January 31, 2010.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $192,334 as of July 31, 2010, which have expiration dates during the fiscal years ending January 31, 2011 and 2012 in the amounts of $124,148 and $68,186, respectively.

Maturities of short-term and long-term debt are as follows:

Quarter Ended
July 31,
2011	$713,713
2012	472,025
2013	364,172
2014	364,172
2015	364,172
Thereafter	1,409,754
$3,688,008

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	July 31,	January 31,
	2010	2010
Interest rate swap, net of tax	($220,044)	($162,530)
Foreign currency translation adjustment	794,377	1,120,272
Minimum pension liability adjustment, net of tax	(4,637,383)	(4,637,383)
	($4,063,050)	($3,679,641)

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER INCOME, NET

Other income, net consisted of the following:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Interest income	$106,776	$82,594	$25,542	$58,410
Other miscellaneous income (expense)	83,457	(5,842)	47,223	4,377
	$190,233	$76,752	$72,765	$62,787

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

The following table provides the components of net periodic pension (income) cost:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Service cost	$81,833	$34,612	$64,833	$17,306
Interest cost	545,324	569,898	272,574	284,949
Expected return on plan assets	(499,279)	(374,158)	(256,029)	(187,079)
Amortization of prior service cost	-	(422)	-	(211)
Recognized net actuarial loss	111,985	118,632	55,985	59,316
Net periodic benefit (income) cost	$239,863	$348,562	$137,363	$174,281

The Company contributed $377,122 to the pension plans during the six-month period ended July 31, 2010 and expects to make an additional contribution of $1,027,122 during the six-month period ending January 31, 2011.

NOTE 11 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2010, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended July 31, 2010, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore, the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

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

Fluid Handling Technologies: This reportable segment consists of one operating segment that manufactures high quality centrifugal pumps that are suitable for difficult applications including the pumping of acids, brines, caustics, bleaches, seawater, high temperature liquids and a wide variety of waste liquids.  A variety of pump configurations make these products adaptable to almost any pumping application.  These products are sold worldwide through an extensive network of distributors.  This reporting segment is comprised of the Met-Pro Global Pump Solutions (the combination of the Dean Pump, Fybroc and Sethco product brands) business unit.

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

Filtration/Purification Technologies: This other segment consists of two operating segments that produce the following products: cartridges and filter housings; and filtration products for difficult industrial air and liquid applications; proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.  This other segment is comprised of the Keystone Filter and Pristine Water Solutions Inc. operating segments.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Net sales
Product Recovery/Pollution Control Technologies	$20,720,407	$17,888,042	$9,707,182	$10,318,060
Fluid Handling Technologies	13,039,530	12,709,965	6,508,959	5,731,503
Mefiag Filtration Technologies	4,942,719	4,478,932	2,508,470	1,991,682
Filtration/Purification Technologies	5,011,307	5,449,652	2,712,275	2,844,338
	$43,713,963	$40,526,591	$21,436,886	$20,885,583

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$1,158,397	$1,048,355	$642,236	$903,152
Fluid Handling Technologies	2,603,264	2,277,081	1,314,468	971,076
Mefiag Filtration Technologies	369,965	(158,434)	163,446	(143,031)
Filtration/Purification Technologies	278,444	74,709	186,880	38,405
	$4,410,070	$3,241,711	$2,307,030	$1,769,602

	July 31,	January 31,
	2010	2010
Identifiable assets
Product Recovery/Pollution Control Technologies	$33,398,737	$34,466,168
Fluid Handling Technologies	17,282,063	18,068,428
Mefiag Filtration Technologies	12,752,807	12,257,281
Filtration/Purification Technologies	8,271,502	8,257,837
	71,705,109	73,049,714
Corporate	34,520,372	31,558,645
	$106,225,481	$104,608,359

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through August 26, 2010 to settle these cases involving asbestos-related claims was $612,500, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $34,000. As of August 26, 2010, there were a total of 74 cases pending against the Company (with a majority of those cases pending in Mississippi and New York), as compared with 106 cases that were pending as of January 31, 2010. For the February 1, 2010 through August 26, 2010 period, 21 new cases were filed against the Company, and the Company was dismissed (some of which were without prejudice) from 52 cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

NOTE 13 – ACCOUNTANTS’ 10-Q REVIEW

Marcum LLP, the Company’s independent registered public accountants, performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Met-Pro Corporation

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2010, and the related consolidated statements of income for the six-month and three-month periods ended July 31, 2010 and 2009, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended July 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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
August 26, 2010

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.8%	65.2%	63.4%	66.0%
Gross profit	36.2%	34.8%	36.6%	34.0%

Selling expenses	13.0%	12.4%	12.9%	12.1%
General and administrative expenses	13.1%	14.4%	12.9%	13.4%
Income from operations	10.1%	8.0%	10.8%	8.5%

Interest expense	(0.2%)	(0.3%)	(0.1%)	(0.3%)
Other income, net	0.4%	0.2%	0.3%	0.3%
Income before taxes	10.3%	7.9%	11.0%	8.5%

Provision for taxes	3.5%	2.6%	3.8%	2.8%
Net income	6.8%	5.3%	7.2%	5.7%

Six Months Ended July 31, 2010 vs. Six Months Ended July 31, 2009:

Net sales for the six-month period ended July 31, 2010 were $43,713,963 compared with $40,526,591 for the six-month period ended July 31, 2009, an increase of $3,187,372 or 7.9%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $20,720,407, or $2,832,365 higher than the $17,888,042 of sales for the six-month period ended July 31, 2009, an increase of 15.8%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due to higher sales in all product brands within this reporting segment, which includes Strobic Air laboratory fume hood exhaust systems, Systems thermal and catalytic oxidation equipment, Duall chemical and biological odor control systems and Flex-Kleen dry particulate collection equipment. We attribute the increase in sales to an apparent uptick in the economic environment, which has lead to an increase in this segment’s day-to-day sales.

Sales in the Fluid Handling Technologies reporting segment totaled $13,039,530, or $329,565 higher than the $12,709,965 of sales for the six-month period ended July 31, 2009, an increase of 2.6%.  The sales increase in the Fluid Handling Technologies reporting segment was due primarily to an increase in demand for our Dean Pump and Sethco product brands.  We attribute the increase in sales to an apparent uptick in the economic environment of the industrial markets serviced by this segment.

Sales in the Mefiag Filtration Technologies reporting segment were $4,942,719, or $463,787 higher than the $4,478,932 of sales for the six-month period ended July 31, 2009, an increase of 10.4%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to an increase in demand for our horizontal disc filter systems, attributable to an apparent uptick in the economic environment of the industrial markets served by this segment, primarily the automotive and housing industries.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Sales in the Filtration/Purification Technologies segment were $5,011,307, or $438,345 lower than the $5,449,652 of sales for the six-month period ended July 31, 2009, a decrease of 8.0%.  This decrease in sales was due to decreased demand for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

The Company’s backlog of orders totaled $17,736,458 and $13,119,554 as of July 31, 2010 and 2009, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery, the extent and duration of which may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer’s purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of July 31, 2010 will be shipped during the current fiscal year.

Income from operations for the six-month period ended July 31, 2010 was $4,410,070 compared with $3,241,711 for the six-month period ended July 31, 2009, an increase of $1,168,359 or 36.0%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,158,397, or $110,042 higher than the $1,048,355 for the six-month period ended July 31, 2009, an increase of 10.5%.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to higher sales for all product lines within this segment, offset by a slight decrease in gross margins.

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,603,264, or $326,183 higher than the $2,277,081 for the six-month period ended July 31, 2009, an increase of 14.3%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales of our Dean Pump and Sethco product brands as well as higher gross margins for all product brands within this reporting segment.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled $369,965, or $528,399 higher than the ($158,434) for the six-month period ended July 31, 2009.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to increased sales of, and higher gross margins for, our horizontal disc filter systems used in markets such as the automotive and housing industries.

Income from operations in the Filtration/Purification Technologies segment was $278,444 or $203,735 higher than the $74,709 for the six-month period ended July 31, 2009, an increase of 272.7%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales of, and higher gross margins for, our filters, cartridges, filter housings and filtration products.

Net income for the six-month period ended July 31, 2010 was $2,963,808 compared with $2,135,317 for the six-month period ended July 31, 2009, an increase of $828,491, or 38.8%.

The gross margin for the six-month periods ended July 31, 2010 and July 31, 2009 was 36.2% and 34.8%, respectively.  Gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and our Filtration/Purification Technologies segment were higher than the same period last year, slightly reduced by a decrease of gross margins in our Product Recovery/Pollution Control Technologies reporting segment as compared with the six-month period ended July 31, 2009.

Selling expense was $5,699,817 for the six-month period ended July 31, 2010, an increase of $650,884 compared with the same period last year.  This increase was primarily due to higher representative and distributor commission expense as well as higher payroll and related payroll benefit expenses.  Selling expense as a percentage of net sales was 13.0% for the six-month period ended July 31, 2010 compared with 12.4% for the same period last year.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Selling expense may vary period-to-period, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $5,714,804 for the six-month period ended July 31, 2010 compared with $5,828,277 for the same period last year, a decrease of $113,473.  This decrease was primarily related to lower payroll and related payroll benefit expenses.  General and administrative expense as a percentage of net sales was 13.1% for the six-month period ended July 31, 2010, compared with 14.4% for the same period last year.

Interest expense was $109,686 for the six-month period ended July 31, 2010, compared with $107,455 for the same period in the prior year, an increase of $2,231.  This slight increase was due principally to fluctuation in the effective interest rate of the bond payable (see Note 7 in the accompanying consolidated financial statements).

Other income, net, was $190,233 for the six-month period ended July 31, 2010 compared with $76,752 for the same period in the prior year, an increase of $113,481.  The increase in other income, net, primarily related to (i) higher interest income, which was due to an increase in our cash balance and (ii) a gain on currency exchange.

The effective tax rates for the six-month periods ended July 31, 2010 and 2009 were 34.0% and 33.5%, respectively.  Our analysis of our current tax position led us to increase our effective tax rate starting in the first quarter of fiscal year 2011.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Three Months Ended July 31, 2010 vs. Three Months Ended July 31, 2009:

Net sales for the three-month period ended July 31, 2010 were $21,436,886 compared with $20,885,583 for the three- month period ended July 31, 2009, an increase of $551,303 or 2.6%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $9,707,182 compared with $10,318,060 for the three-month period ended July 31, 2009, a decrease of $610,878 or 5.9%.   The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales of our Strobic Air laboratory fume hood exhaust systems as compared with the same quarter last year.

Sales in the Fluid Handling Technologies reporting segment were $6,508,959 compared with $5,731,503 for the three-month period ended July 31, 2009, an increase of $777,456 or 13.6%.  The sales increase in the Fluid Handling Technologies reporting segment was due to an increase in demand for all product brands within this reporting segment.

Sales in the Mefiag Filtration Technologies reporting segment were $2,508,470, or $516,788 higher than the $1,991,682 of sales for the three-month period ended July 31, 2009, an increase of 25.9%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to an increase in demand for our horizontal disc filter systems, attributable to an apparent uptick in the economic environment of the industrial markets served by this segment, primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $2,712,275 compared with $2,844,338 for the three-month period ended July 31, 2009, a decrease of $132,063 or 4.6%.  This decrease in sales was due to decreased demand for our proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.

Income from operations for the three-month period ended July 31, 2010 was $2,307,030 compared with $1,769,602 for the three-month period ended July 31, 2009, an increase of $537,428 or 30.4%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $642,236, or $260,916 lower than the $903,152 for the three-month period ended July 31, 2009, a decrease of 28.9%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

primarily related to lower sales of our Strobic Air laboratory fume hood exhaust systems as compared with the same quarter last year.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,314,468, or $343,392 higher than the $971,076 for the three-month period ended July 31, 2009, an increase of 35.4%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was primarily related to higher sales of, and higher gross margins for, our Dean Pump product brand as well as higher sales of our Fybroc and Sethco product brands.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled $163,446, or $306,477 higher than the ($143,031) for the three-month period ended July 31, 2009.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due to increased sales of, and higher gross margins for, our horizontal disc filter systems used in markets such as the automotive and housing industries.

Income from operations in the Filtration/Purification Technologies segment was $186,880 or $148,475 higher than the $38,405 for the three-month period ended July 31, 2009, an increase of 386.6%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales of, and higher gross margins for, our filters, cartridges, filter housings and filtration products.

Net income for the three-month period ended July 31, 2010 was $1,552,730 compared with $1,182,868 for the three-month period ended July 31, 2009, an increase of $369,862 or 31.3%.

The gross margin for the three-month periods ended July 31, 2010 and July 31, 2009 was 36.6% and 34.0%, respectively.  Gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and our Filtration/Purification Technologies segment were higher than the same period last year, offset by a slight decrease of gross margins in our Product Recovery/Pollution Control Technologies reporting segment as compared with the three-month period ended July 31, 2009.

Selling expense was $2,766,920 for the three-month period ended July 31, 2010, an increase of $246,519 compared with the same period last year.  This increase was primarily due to higher representative and distributor commission expense as well as higher payroll and related payroll benefit expenses.  Selling expense as a percentage of net sales was 12.9% for the three-month period ended July 31, 2010 compared with 12.1% for the same period last year.  Selling expense may vary quarter-to-quarter, in part as a result of variations which result in some sales being commissionable and others not.

General and administrative expense was $2,769,202 for the three-month period ended July 31, 2010 compared with $2,815,950 for the three-month period ended July 31, 2009, a decrease of $46,748.  This decrease was primarily related to lower payroll and related payroll benefit expenses.  General and administrative expense as a percentage of net sales was 12.9% for the three-month period ended July 31, 2010, compared with 13.4% for the same period last year.

Interest expense was $27,176 for the three-month period ended July 31, 2010 compared with $53,632 for the same period in the prior year, a decrease of $26,456.  This decrease in interest expense is a result of correcting, in the second quarter July 31, 2010, the three-month period ended April 30, 2010 elimination of interest income and expense related to an intercompany loan between the Company and one of its subsidiaries.  The actual interest expense for the first quarter ended April 30, 2010 was $54,798 making the actual interest expense for the second quarter ended July 31, 2010, $54,888, or $1,256 higher than the same period in the prior year.  This slight increase was due principally to fluctuations in the effective interest rate of the bond payable (see Note 7 in the accompanying consolidated financial statements). The omission of the intercompany loan interest income and expense elimination from the three-month period ended April 30, 2010, and subsequent correction in the second quarter July 31, 2010, did not have an impact on reported net income for either period.

Other income, net, was $72,765 for the three-month period ended July 31, 2010 compared with $62,787 for the same period in the prior year, an increase of $9,978.  As mentioned in the preceding paragraph, the Company corrected, in the second quarter July 31, 2010, the three-month period ended April 30, 2010 elimination of interest income and

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

expense related to an intercompany loan between the Company and one of its subsidiaries.  The actual other income, net for the first quarter ended April 30, 2010 was $89,755 making the actual other income, net for the second quarter ended July 31, 2010, $100,478, or $37,691 higher than the same period in the prior year.  The increase in other income, net, primarily related to (i) higher interest income, which was due to an increase in our cash balance and (ii) a gain on currency exchange.  The omission of the intercompany loan interest income and expense elimination from the three-month period ended April 30, 2010, and subsequent correction in the second quarter July 31, 2010, did not have an impact on reported net income for either period.

The effective tax rates for the three-month periods ended July 31, 2010 and 2009 were 34.0% and 33.5%, respectively.  Our analysis of our current tax position led us to increase our effective tax rate starting in the first quarter of fiscal year 2011.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Liquidity:

The Company’s cash and cash equivalents were $34,224,143 on July 31, 2010 compared with $31,387,108 on January 31, 2010, an increase of $2,837,035.  This increase is the net result of the positive cash flows provided by operating activities of $5,192,092, the exercise of stock options of $252,924 and the proceeds from new borrowing of $189,074, offset by payment of quarterly cash dividends amounting to $1,754,220, payments on long-term debt totaling $263,430, the purchase of treasury shares amounting to $266,847 and the investment in property and equipment amounting to $527,064.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $14,882,841 on July 31, 2010 compared with $14,011,950 on January 31, 2010, which represents an increase of $870,891.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories were $14,895,658 on July 31, 2010 compared with $16,136,521 on January 31, 2010, a decrease of $1,240,863.   Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved.  We have been actively seeking to reduce our inventory where possible.

Current liabilities amounted to $11,098,338 on July 31, 2010, compared with $10,198,047 on January 31, 2010, an increase of $900,291.  This increase is due primarily to increases in current portion of long-term debt, accounts payable and accrued salaries, wages and expenses, offset by a decrease in customers’ advances.

As of July 31, 2010 and January 31, 2010, working capital was $54,095,999 and $53,047,196, respectively, and the current ratio was 5.9 and 6.2, respectively.

We expect that our major source of funding for normalized operations during fiscal year 2011 and the immediate future thereafter will be our operating cash flow and our cash, cash equivalents and short-term investments.  We believe we will have sufficient liquidity during the next several years to fund, at anticipated levels of growth, operations, research and development, capital expenditures, scheduled debt repayments and dividend payments.

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit through November 2010.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.  During the three-month period ended July 31, 2010, the Company’s Mefiag B.V. subsidiary utilized $189,074 from its available line of credit due to the timing of vendor obligations related to larger projects that shipped during the three-month period ended July 31, 2010.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At July 31, 2010, we were in compliance with both financial covenants. The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At July 31, 2010 and January 31, 2010, our liability/tangible net worth ratio using this measure was 0.40 times as of both dates.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At July 31, 2010 and January 31, 2010, our fixed charge coverage ratio using this measure was 1.28 times and 1.19 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of July 31, 2010, we were in compliance with all such provisions.

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

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2010 amounted to $5,192,092 compared with $10,101,635 in the six-month period ended July 31, 2009, a decrease of $4,909,543.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following negative effects on cash flows: (i) an increase in accounts receivable of $875,673 compared with a decrease in accounts receivable of $6,484,484 for the same period last year, (ii) a decrease in inventory of $1,151,115 compared with a decrease in inventory of $2,250,735 for the same period last year and (iii) a decrease in other non-current liabilities of $165,287 compared with an increase in other non-current liabilities of $212,557 for the same period last year, offset by the following positive effect on cash flows: an increase in accounts payable and accrued expenses of $897,029 compared with a decrease in accounts payable and accrued expenses of $2,768,636 for the same period last year.

Cash flows used in investing activities during the six-month period ended July 31, 2010 amounted to $527,064 compared with cash flows used in investing activities of $1,242,418 for the six-month period ended July 31, 2009, a decrease of $715,354.  The decrease in cash flows used for investing activities is principally due to the purchase of the Company’s new enterprise resource planning (ERP) system and the related expenditures to design and configure the system to the Company’s operations during the six-month period ended July 31, 2009.

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

Financing activities during the six-month period ended July 31, 2010 utilized $1,842,499 of available resources, compared with $1,504,964 utilized during the six-month period ended July 31, 2009.  The increase in cash utilized is principally due to the purchase of treasury shares during the six-month period ended July 31, 2010 in the amount of $266,847, partially offset by proceeds from the exercise of stock options in the amount of $252,924.  Additionally, the Company received proceeds from a new borrowing, which occurred during the first quarter ended April 30, 2009, for the purchase of the Company’s new enterprise resource planning (ERP) system in the amount of $485,336.  The financing of the ERP system is over a three-year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by the end of fiscal year 2012.  Comparatively, the

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Company received proceeds from a line of credit at Mefiag B.V. in the amount of $189,074 during the six-month period ended July 31, 2010.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010, June 11, 2010 and September 15, 2010 to shareholders of record as of February 26, 2010, May 28, 2010 and September 1, 2010, respectively.

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

Goodwill:

In accordance with FASB ASC Topic 350-20, “Goodwill”, the Company’s unamortized goodwill balance is being assessed, at least annually, for impairment.  The Company performs its annual impairment test for each reporting unit using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon market and industry forecasts, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital available to the Company.

During the fiscal year ended January 31, 2010, we performed an impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Flex-Kleen which represents 53.5% of the total Company-wide goodwill.  For Flex-Kleen, the carrying value as of January 31, 2010 and 2009 amounted to $9.5 million and $10.2 million, respectively.  The fair value of Flex-Kleen as of January 31, 2010 and 2009 totaled $12.1 million and $14.2 million, respectively. As a result, the fair value exceeded the carrying amount, including goodwill, by $2.6 million and $4.0 million at January 31, 2010 and 2009, respectively.  Therefore, as of January 31, 2010, our analysis and belief is that Flex-Kleen’s goodwill was not impaired.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, the actual results exceeded the projected results used in our impairment model.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen. As of the six-months ended July 31, 2010, Flex-Kleen’s projected fiscal year 2011 net sales is slightly below that which is required by our impairment model for the fiscal year 2011, while the projected fiscal year 2011 operating profit exceeds that which is required by our impairment model for the fiscal year 2011.

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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  During the fiscal year ended January 31, 2010, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the six-month period ended July 31, 2010, Flex-Kleen’s annualized projection for net sales is slightly below that which is required by our impairment model for the fiscal year 2011, while the projected fiscal year 2011 operating profit exceeds that which is required by our impairment model for the fiscal year 2011. Our projections are forward-looking statements where the actual results may not be as we presently anticipate;

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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of July 31, 2010 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Accordingly, as of July 31, 2010 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through August 26, 2010 to settle these cases involving asbestos-related claims was $612,500, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $34,000.  As of August 26 2010, there were a total of 74 cases pending against the Company (with a majority of those cases pending in Mississippi and New York), as compared with 106 cases that were pending as of January 31, 2010. For the February 1, 2010 through August 26, 2010 period, 21 new cases were filed against the Company, and the Company was dismissed (some of which were without prejudice) from 52 cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2010:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2010	0	$ -	0	250,960
June 1-30, 2010	4,092	9.82	4,092	246,868
July 1-31, 2010	0	-	0	246,868
Total	4,092	$9.82	4,092	246,868

(1)
On November 3, 2008, our Board of Directors authorized a Common Share repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

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

Met-Pro Corporation
(Registrant)

August 26, 2010	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President

August 26, 2010	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index