Form 10-Q
period 2010-10-31
MET PRO CORP
filed 2010-12-02
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2010

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

As of December 2, 2010 the Registrant had 14,637,841 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2010	2010
Current assets	(unaudited)
Cash and cash equivalents	$34,195,031	$31,387,108
Accounts receivable, net of allowance for
doubtful accounts of approximately
$173,000 and $204,000, respectively	13,760,732	14,011,950
Inventories	15,951,368	16,136,521
Prepaid expenses, deposits and other current assets	1,664,162	1,709,664
Total current assets	65,571,293	63,245,243

Property, plant and equipment, net	19,853,258	19,860,751
Goodwill	20,798,913	20,798,913
Other assets	1,761,399	703,452
Total assets	$107,984,863	$104,608,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$534,811	$534,251
Accounts payable	5,544,724	4,297,936
Accrued salaries, wages and expenses	4,194,457	3,425,691
Dividend payable	966,098	876,279
Customers’ advances	561,250	882,637
Deferred income taxes	181,253	181,253
Total current liabilities	11,982,593	10,198,047

Long-term debt	3,255,522	3,536,755
Other non-current liabilities	8,147,488	8,179,410
Deferred income taxes	1,668,671	1,716,563
Total liabilities	25,054,274	23,630,775

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,290,838 and 1,311,664 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,340,332	2,988,950
Retained earnings	92,324,568	90,662,820
Accumulated other comprehensive loss	(3,760,013)	(3,679,641)
Treasury shares, at cost	(10,567,166)	(10,587,413)
Total shareholders’ equity	82,930,589	80,977,584
Total liabilities and shareholders’ equity	$107,984,863	$104,608,359
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Net sales	$65,098,637	$60,334,372	$21,384,674	$19,807,781
Cost of goods sold	41,478,910	39,538,914	13,589,638	13,131,244
Gross profit	23,619,727	20,795,458	7,795,036	6,676,537

Operating expenses
Selling	8,549,038	7,415,388	2,849,221	2,366,455
General and administrative	8,478,717	8,599,958	2,763,913	2,771,681
	17,027,755	16,015,346	5,613,134	5,138,136
Income from operations	6,591,972	4,780,112	2,181,902	1,538,401

Interest expense	(159,887)	(166,449)	(50,201)	(58,994)
Other income, net	208,834	138,441	18,601	61,689
Income before taxes	6,640,919	4,752,104	2,150,302	1,541,096

Provision for taxes	2,257,912	1,591,957	731,103	516,266
Net income	$4,383,007	$3,160,147	$1,419,199	$1,024,830

Earnings per share, basic (1)	$.30	$.22	$.10	$.07
Earnings per share, diluted (2)	$.30	$.22	$.10	$.07
Cash dividend per share – declared (3)	$.186	$.180	$.066	$.060
Cash dividend per share – paid (3)	$.180	$.180	$.060	$.060

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 14,621,802 and 14,600,109 for the nine-month periods ended October 31, 2010 and 2009, respectively, and 14,620,439 and 14,600,109 for the three-month periods ended October 31, 2010 and 2009, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,717,084 and 14,676,297 for the nine-month periods ended October 31, 2010 and 2009, respectively, and 14,711,056 and 14,676,525 for the three-month periods ended October 31, 2010 and 2009, respectively.

(3)
The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2009, June 12, 2009, September 11, 2009, December 11, 2009, March 12, 2010, June 11, 2010 and September 15, 2010 to shareholders of record as of February 26, 2009, May 29, 2009, August 28, 2009, November 27, 2009, February 26, 2010, May 28, 2010 and September 1, 2010, respectively.  The Board of Directors declared a quarterly dividend of $0.066 per share payable on December 17, 2010 to shareholders of record as of December 3, 2010.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584

Comprehensive income:
Net income	-	-	4,383,007	-	-
Foreign currency translation
adjustment	-	-	-	(6,615)	-
Interest rate swap,
net of tax of $43,318	-	-	-	(73,757)	-
Total comprehensive income						4,302,635

Dividends paid, $.12 per share	-	-	(1,755,161)	-	-	(1,755,161)
Dividends declared, $.066 per share	-	-	(966,098)	-	-	(966,098)
Stock-based compensation	-	484,416	-	-	-	484,416
Stock option transactions	-	(133,034)	-	-	680,266	547,232
Purchase of 62,735 treasury shares	-	-	-	-	(660,019)	(660,019)
Balances, October 31, 2010	$1,592,868	$3,340,332	$92,324,568	($3,760,013)	($10,567,166)	$82,930,589

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481

Comprehensive income:
Net income	-	-	3,160,147	-	-
Foreign currency translation
adjustment	-	-	-	751,136	-
Interest rate swap,
net of tax of ($29,894)	-	-	-	50,901	-
Total comprehensive income						3,962,184

Dividends paid, $.12 per share	-	-	(1,752,013)	-	-	(1,752,013)
Dividends declared, $.06 per share	-	-	(876,006)	-	-	(876,006)
Stock-based compensation	-	494,625	-	-	-	494,625
Balances, October 31, 2009	$1,592,868	$2,959,818	$90,259,436	($3,522,256)	($10,683,595)	$80,606,271
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 31,
	2010	2009

Cash flows from operating activities
Net income	$4,383,007	$3,160,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344,262	1,458,401
Deferred income taxes	(1,809)	(1,792)
(Gain) on sale of property and equipment, net	(13,236)	(13,695)
Stock-based compensation	484,416	494,625
Allowance for doubtful accounts	(31,473)	101,492
Changes in operating assets and liabilities:
Accounts receivable	364,097	6,910,662
Inventories	214,319	3,832,976
Prepaid expenses, deposits and other assets	(269,599)	251,165
Accounts payable and accrued expenses	1,839,376	(1,385,430)
Customers’ advances	(324,249)	298,448
Other non-current liabilities	(31,922)	(354,793)
Net cash provided by operating activities	7,957,189	14,752,206

Cash flows from investing activities
Proceeds from sale of property and equipment	36,037	20,382
Acquisitions of property and equipment	(1,128,403)	(1,826,975)
Payment for acquisition of business	(955,268)	-
Net cash used in investing activities	(2,047,634)	(1,806,593)

Cash flows from financing activities
Proceeds from new borrowing	189,074	485,336
Reduction of debt	(584,864)	(373,336)
Exercises of stock options	547,232	-
Payments of dividends	(2,631,441)	(2,628,020)
Purchases of treasury shares	(660,019)	-
Net cash used in financing activities	(3,140,018)	(2,516,020)
Effect of exchange rate changes on cash	38,386	106,550

Net increase in cash and cash equivalents	2,807,923	10,536,143

Cash and cash equivalents at February 1	31,387,108	21,749,653
Cash and cash equivalents at October 31	$34,195,031	$32,285,796
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Industrial Services, Inc. and Bio-Reaction Industries Inc.  Significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2010 and the results of operations for the nine-month and three-month periods ended October 31, 2010 and 2009, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.  In addition, the January 31, 2010 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that require new disclosures on 1) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and 2) in the reconciliation for Level 3 fair value measurements, present separately, information about purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this update to ASC Topic 820 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATION

On October 8, 2010, the Company’s newly-formed wholly-owned subsidiary Bio-Reaction Industries Inc. (“BRI”) completed its acquisition of substantially all of the assets of Bio-Reaction Industries, LLC. With this acquisition the Company is now able to offer products that utilize microbes to digest pollutants and odors, which we intend to sell to both commercial and municipal markets. These products extend our Duall brand product line of chemical and odor control systems as well as our Systems brand product line of thermal and oxidation equipment. BRI is included in our Product Recovery/Pollution Control Technologies reporting segment.

The Company paid $955,268 in cash for the Bio-Reaction Industries, LLC assets and other rights obtained under the asset purchase agreement. The assets consist of (i) intangible assets such as patents, a customer list, non-compete agreements and trademarks totaling $760,000 and (ii) tangible personal property such as machinery and office equipment totaling $195,268.  We did not assume any material liabilities of Bio-Reaction Industries, LLC in connection with this transaction.

Intangible assets amounting to $750,000 with finite lives acquired from BRI are being amortized on a straight-line basis over their estimated useful lives, which range from two to twelve years. Trademarks amounting to $10,000 with indefinite lives acquired from BRI are not being amortized.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER SHARE COMPUTATIONS

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

	Nine Months Ended October 31,		Three Months Ended October 31,
	2010	2009	2010	2009
Numerator:
Net Income	$4,383,007	$3,160,147	$1,419,199	$1,024,830
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,621,802	14,600,109	14,620,439	14,600,109
Dilutive effect of stock-based compensation plans	95,282	76,188	90,617	76,416
Weighted average common shares outstanding during the period for diluted computation	14,717,084	14,676,297	14,711,056	14,676,525

Earnings per share, basic	$.30	$.22	$.10	$.07
Earnings per share, diluted	$.30	$.22	$.10	$.07

For the nine and three months ended October 31, 2010, employee stock options to purchase 361,800 common shares were excluded from the calculations of diluted earnings per share as the exercise price of these options exceeded the average market price of the Company’s common shares during these periods. For the nine and three months ended October 31, 2009, employee stock options to purchase 714,013 common shares were excluded from the calculations of diluted earnings per share as the exercise price of these options exceeded the average market price of the Company’s common shares during these periods.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options:

The Company grants stock options to its officers and directors, typically in December of each year.  On December 11, 2009 and December 3, 2008, the Company issued 236,083 and 206,600 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  In the event of a “change of control”, any unvested options shall become immediately exercisable.  Additionally, options granted to non-employee directors are subject to certain accelerated vesting in the event of certain early terminations of service.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date with an expiration date of June 3, 2011.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted in the month of December during the fiscal years ended January 31, 2010 and 2009 were $3.26 and $3.41 per option, respectively. The per share fair value weighted-average at the date of grant for stock options granted on March 27, 2009 was $2.01 per option.

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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2010	1,373,027	$9.6866	6.41
Granted	-	-
Forfeited	(96,618)	10.9458
Expired	-	-
Exercised	(83,561)	6.5489
Outstanding at October 31, 2010	1,192,848	$9.8044	5.96	$1,868,196

Exercisable at October 31, 2010	821,494	$9.5165	4.78	$1,524,513

There were 83,561 options exercised during the nine-month period ended October 31, 2010 and zero options exercised during the nine-month period ended October 31, 2009.

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.00 – 5.49	24,180	0.32	$5.1047	24,180	$5.1047
$5.50 – 6.99	59,737	1.82	5.5328	59,737	5.5328
$7.00 – 8.99	121,450	4.16	7.4583	121,450	7.4583
$9.00 – 9.99	470,344	6.52	9.4848	255,261	9.3119
$10.00 – 10.99	155,337	6.01	10.8975	155,337	10.8975
$11.00 – 11.99	361,800	6.87	11.5575	205,529	11.6199
	1,192,848	5.96	$9.8044	821,494	$9.5165

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2010, there was $840,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2010	2010
Raw materials	$11,646,627	$11,965,727
Work in progress	2,269,536	2,023,065
Finished goods	2,035,205	2,147,729
	$15,951,368	$16,136,521

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended
	October 31,
	2010	2009
Cash paid during the period for:
Interest	$159,288	$163,472
Income taxes	1,549,286	1,129,137

NOTE 7 – INCOME TAXES

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

As of the fiscal year ended January 31, 2010, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of October 31, 2010, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2010.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,417,570 all of which can be used for working capital.  Of the total line of credit available, the Company’s Mefiag B.V. subsidiary has an unsecured line of credit from a foreign bank totaling $417,570 (300,000 Euro).  As of October 31, 2010 and January 31, 2010, the Company had no outstanding borrowings on its lines of credit.

Short-term and long-term debt consisted of the following:
	October 31,	January 31,
	2010	2010

Bond payable, bank, payable in quarterly installments of $58,460, plus interest at a rate equal to the greater of (i) 16 basis points below the ninety day LIBOR rate or (ii) 250 basis points
(effective interest rate of 2.50% at October 31, 2010), maturing
April, 2021, collateralized by the Telford, PA real property	$2,455,339	$2,630,720

Note payable, bank, payable in quarterly installments of
$34,798 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	730,749	831,782

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	229,186	350,520

	3,415,274	3,813,022
Less current portion	534,811	534,251
	2,880,463	3,278,771
Fair market value of interest rate swap liability	375,059	257,984
Long-term portion	$3,255,522	$3,536,755

The notes payable and bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of October 31, 2010, the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of October 31, 2010, the effective fixed interest rate was 6.84% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of October 31, 2010.  The interest rate swap agreement is considered a Level 3 fair value measurement, and because of the short-cut method of ASC Topic 815 used to record the fair value of the interest rate swap, the Company believes it is more practicable to describe the activity in narrative form.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $236,287 (net of tax) as of October 31, 2010 and a decrease in equity of $162,530 (net of tax) as of January 31, 2010.  The change in the fair value of the interest rate swap agreement resulted in a $73,757 (net of tax) equity decrease from the fiscal year ended January 31, 2010.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $1,262,054 as of October 31, 2010, which have expiration dates during the fiscal years ending January 31, 2012 and 2013 in the amounts of $68,186 and $1,193,868, respectively.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of short-term and long-term debt are as follows:

Quarter Ended
October 31,
2011	$534,811
2012	440,441
2013	373,034
2014	373,034
2015	373,034
Thereafter	1,320,920
$3,415,274

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	October 31,	January 31,
	2010	2010
Interest rate swap, net of tax	($236,287)	($162,530)
Foreign currency translation adjustment	1,113,657	1,120,272
Minimum pension liability adjustment, net of tax	(4,637,383)	(4,637,383)
	($3,760,013)	($3,679,641)

NOTE 10 – OTHER INCOME, NET

Other income, net consisted of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Interest income	$167,024	$148,325	$60,248	$65,731
Other miscellaneous income (expense)	41,810	(9,884)	(41,647)	(4,042)
	$208,834	$138,441	$18,601	$61,689

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

The following table provides the components of net periodic pension (income) cost:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Service cost	$158,625	$51,918	$76,792	$17,306
Interest cost	838,505	854,847	293,181	284,949
Expected return on plan assets	(758,266)	(561,237)	(258,987)	(187,079)
Amortization of prior service cost	-	(633)	-	(211)
Recognized net actuarial loss	182,730	177,948	70,745	59,316
Net periodic benefit (income) cost	$421,594	$522,843	$181,731	$174,281

The Company contributed $728,183 to the pension plans during the nine-month period ended October 31, 2010 and expects to make an additional contribution of $841,061 during the three-month period ending January 31, 2011.

NOTE 12 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2010, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended October 31, 2010, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore, the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the following business units: Met-Pro Environmental Air Solutions (the combination of the Duall, Systems, Flex-Kleen, Met-Pro Industrial Services and Bio-Reaction Industries product brands), Met-Pro Product Recovery/Pollution Control Technologies Inc. and Strobic Air Corporation.

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

Filtration/Purification Technologies: This other segment consists of two operating segments that produce the following products: cartridges and filter housings, filtration products for difficult industrial air and liquid applications, and proprietary chemicals for the treatment of municipal drinking water systems and boiler and cooling tower systems.  This other segment is comprised of the Keystone Filter and Pristine Water Solutions Inc. operating segments.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Net sales
Product Recovery/Pollution Control Technologies	$29,924,788	$26,900,405	$9,204,381	$9,012,363
Fluid Handling Technologies	20,070,626	18,491,303	7,031,096	5,781,338
Mefiag Filtration Technologies	7,421,375	6,981,727	2,478,656	2,502,795
Filtration/Purification Technologies	7,681,848	7,960,937	2,670,541	2,511,285
	$65,098,637	$60,334,372	$21,384,674	$19,807,781

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$1,483,092	$1,610,321	$324,695	$561,966
Fluid Handling Technologies	4,166,526	3,110,175	1,563,262	833,094
Mefiag Filtration Technologies	459,248	(111,372)	89,283	47,062
Filtration/Purification Technologies	483,106	170,988	204,662	96,279
	$6,591,972	$4,780,112	$2,181,902	$1,538,401

	October 31,	January 31,
	2010	2010
Identifiable assets
Product Recovery/Pollution Control Technologies	$33,684,030	$34,466,168
Fluid Handling Technologies	17,689,173	18,068,428
Mefiag Filtration Technologies	13,118,549	12,257,281
Filtration/Purification Technologies	8,352,155	8,257,837
	72,843,907	73,049,714
Corporate	35,140,956	31,558,645
	$107,984,863	$104,608,359

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through December 2, 2010 to settle these cases involving asbestos-related claims was $612,500, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $34,000. As of December 2, 2010, there were a total of 97 cases pending against the Company (with a majority of those cases pending in Mississippi, Pennsylvania and New York), as compared with 106 cases that were pending as of January 31, 2010. For the February 1, 2010 through December 2, 2010 period, 47 new cases were filed against the Company, and the Company was dismissed (some of which were without prejudice) from 55 cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  During the three months ended October 31, 2010, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. The Company anticipates that our remaining insurers will assume the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite this development, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

NOTE 14 – ACCOUNTANTS’ 10-Q REVIEW

Marcum LLP, the Company’s independent registered public accountants, performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Met-Pro Corporation

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2010, and the related consolidated statements of income for the nine-month and three-month periods ended October 31, 2010 and 2009, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended October 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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
December 2, 2010

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.7%	65.5%	63.6%	66.3%
Gross profit	36.3%	34.5%	36.4%	33.7%

Selling expense	13.1%	12.3%	13.3%	11.9%
General and administrative expense	13.1%	14.3%	12.9%	14.0%
Income from operations	10.1%	7.9%	10.2%	7.8%

Interest expense	(0.2%)	(0.3%)	(0.2%)	(0.3%)
Other income, net	0.3%	0.2%	0.1%	0.3%
Income before taxes	10.2%	7.8%	10.1%	7.8%

Provision for taxes	3.5%	2.6%	3.5%	2.6%
Net income	6.7%	5.2%	6.6%	5.2%

Nine Months Ended October 31, 2010 vs. Nine Months Ended October 31, 2009:

Net sales for the nine-month period ended October 31, 2010 were $65,098,637 compared with $60,334,372 for the nine-month period ended October 31, 2009, an increase of $4,764,265 or 7.9%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $29,924,788 or $3,024,383 higher than the $26,900,405 of sales for the nine-month period ended October 31, 2009, an increase of 11.2%.  The sales increase was due primarily to higher sales in our Strobic Air and Met-Pro Product Recovery/Pollution Control Technologies Inc. business units.

Sales in the Fluid Handling Technologies reporting segment totaled $20,070,626, or $1,579,323 higher than the $18,491,303 of sales for the nine-month period ended October 31, 2009, an increase of 8.5%.  The sales increase was due primarily to increased demand in our Met-Pro Global Pump Solutions business unit.  We attribute the increase in demand to an apparent uptick in the economic environment of the industrial markets serviced by this segment.

Sales in the Mefiag Filtration Technologies reporting segment were $7,421,375, or $439,648 higher than the $6,981,727 of sales for the nine-month period ended October 31, 2009, an increase of 6.3%.  The sales increase was due to an increase in demand attributable to an apparent uptick in the economic environment of the industrial markets served by all business units within this reporting segment.

Sales in the Filtration/Purification Technologies segment were $7,681,848, or $279,089 lower than the $7,960,937 of sales for the nine-month period ended October 31, 2009, a decrease of 3.5%.  This decrease in sales was due to decreased demand in our Pristine Water Solutions business unit.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

The Company’s backlog of orders totaled $21,169,085 and $18,944,799 as of October 31, 2010 and 2009, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery, the extent and duration of which may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer’s purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects a majority of the backlog that existed as of October 31, 2010 will be shipped during the current fiscal year.

Income from operations for the nine-month period ended October 31, 2010 was $6,591,972 compared with $4,780,112 for the nine-month period ended October 31, 2009, an increase of $1,811,860 or 37.9%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,483,092, or $127,229 lower than the $1,610,321 for the nine-month period ended October 31, 2009, a decrease of 7.9%.  The decrease in income from operations was due primarily to slightly lower gross margins in all business units within this reporting segment as well as higher sales payroll and related payroll benefit expenses in our Met-Pro Environmental Air Solutions, Met-Pro Product Recovery/Pollution Control Technologies Inc. and Strobic Air business units.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4,166,526, or $1,056,351 higher than the $3,110,175 for the nine-month period ended October 31, 2009, an increase of 34.0%.  The increase in income from operations was principally related to increased sales and higher gross margins in our Met-Pro Global Pump Solutions business unit.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $459,248, or $570,620 higher than the loss of  $111,372 for the nine-month period ended October 31, 2009.  The increase in income from operations was due to increased sales and higher gross margins for all business units within this reporting segment.

Income from operations in the Filtration/Purification Technologies segment was $483,106 or $312,118 higher than the $170,988 for the nine-month period ended October 31, 2009, an increase of 182.5%.  The increase in income from operations was related to increased sales and higher gross margins in our Keystone Filter business unit.

Net income for the nine-month period ended October 31, 2010 was $4,383,007 compared with $3,160,147 for the nine-month period ended October 31, 2009, an increase of $1,222,860 or 38.7%.

The gross margin for the nine-month period ended October 31, 2010 was 36.3% compared with 34.5% for the nine-month period ended October 31, 2009.  Gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and our Filtration/Purification Technologies segment were higher than the same period last year.  Gross margins in our Product Recovery/Pollution Control Technologies reporting segment were down slightly as compared with the nine-month period ended October 31, 2009.

Selling expense was $8,549,038 for the nine-month period ended October 31, 2010 compared with $7,415,388 for the same period last year, an increase of $1,133,650.  The increase in selling expense was primarily due to higher payroll and related payroll benefit expenses.  Selling expense as a percentage of net sales was 13.1% for the nine-month period ended October 31, 2010 compared with 12.3% for the same period last year.

General and administrative expense was $8,478,717 for the nine-month period ended October 31, 2010 compared with $8,599,958 for the same period last year, a decrease of $121,241.  The decrease in general and administrative expense was primarily related to lower payroll and related payroll benefit expenses.  General and administrative expense as a percentage of net sales was 13.1% for the nine-month period ended October 31, 2010, compared with 14.3% for the same period last year.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Interest expense was $159,887 for the nine-month period ended October 31, 2010, compared with $166,449 for the same period in the prior year, a decrease of $6,562.  This slight decrease was due principally to the decrease in total outstanding debt.

Other income, net, was $208,834 for the nine-month period ended October 31, 2010 compared with $138,441 for the same period in the prior year, an increase of $70,393.  The increase in other income, net, primarily related to (i) higher interest income, which was due to an increase in our cash balance and (ii) a gain on currency exchange.

The effective tax rates for the nine-month periods ended October 31, 2010 and 2009 were 34.0% and 33.5%, respectively.  Our analysis of our current tax position led us to increase our effective tax rate starting in the first quarter of fiscal year 2011.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Three Months Ended October 31, 2010 vs. Three Months Ended October 31, 2009:

Net sales for the three-month period ended October 31, 2010 were $21,384,674 compared with $19,807,781 for the three-month period ended October 31, 2009, an increase of $1,576,893 or 8.0%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $9,204,381 compared with $9,012,363 for the three-month period ended October 31, 2009, an increase of $192,018 or 2.1%.   The sales increase was due primarily to higher sales in our Strobic Air and Met-Pro Product Recovery/Pollution Control Technologies Inc. business units, partially offset by lower sales in our Met-Pro Environmental Air Solutions business unit.

Sales in the Fluid Handling Technologies reporting segment were $7,031,096 compared with $5,781,338 for the three-month period ended October 31, 2009, an increase of $1,249,758 or 21.6%.  The sales increase was due to increased demand in our Met-Pro Global Pump Solutions business unit.

Sales in the Mefiag Filtration Technologies reporting segment were $2,478,656 or $24,139 lower than the $2,502,795 of sales for the three-month period ended October 31, 2009, a decrease of 1.0%.  The sales decrease was due to a slight decrease in sales in the foreign markets that our Mefiag B.V. and Mefiag (Guangzhou) Filter Systems Ltd. business units serve.

Sales in the Filtration/Purification Technologies segment were $2,670,541 compared with $2,511,285 for the three-month period ended October 31, 2009, an increase of $159,256 or 6.3%.  The sales increase was due primarily to increased demand in our Keystone Filter business unit partially offset by decreased demand in our Pristine Water Solutions business unit.

Income from operations for the three-month period ended October 31, 2010 was $2,181,902 compared with $1,538,401 for the three-month period ended October 31, 2009, an increase of $643,501 or 41.8%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $324,695, or $237,271 lower than the $561,966 for the three-month period ended October 31, 2009, a decrease of 42.2%.  The decrease in income from operations was due primarily to lower gross margins in our Met-Pro Environmental Air Solutions business unit as well as higher sales payroll and related payroll benefit expenses in our Met-Pro Environmental Air Solutions, Met-Pro Product Recovery/Pollution Control Technologies Inc. and Strobic Air business units.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,563,262, or $730,168 higher than the $833,094 for the three-month period ended October 31, 2009, an increase of 87.6%.  The increase in income from operations was primarily related to higher sales and higher gross margins in our Met-Pro Global Pump Solutions business unit.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $89,283, or $42,221 higher than the $47,062 for the three-month period ended October 31, 2009, an increase of 89.7%.  The increase in income from operations was due primarily to higher gross margins in all business units within this reporting segment.

Income from operations in the Filtration/Purification Technologies segment was $204,662 or $108,383 higher than the $96,279 for the three-month period ended October 31, 2009, an increase of 112.6%.  The increase in income from operations was primarily related to increased sales and higher gross margins in our Keystone Filter business unit.

Net income for the three-month period ended October 31, 2010 was $1,419,199 compared with $1,024,830 for the three-month period ended October 31, 2009, an increase of $394,369 or 38.5%.

The gross margin for the three-month period ended October 31, 2010 was 36.4% versus 33.7% for the three-month period ended October 31, 2009.  Gross margins in our Fluid Handling and Mefiag Filtration Technologies reporting segments and our Filtration/Purification Technologies segment were higher than the same period last year. Gross margins in our Product Recovery/Pollution Control Technologies reporting segment were down slightly as compared with the three-month period ended October 31, 2009.

Selling expense was $2,849,221 for the three-month period ended October 31, 2010, an increase of $482,766 compared with the same period last year.  The increase in selling expense was primarily due to higher payroll and related payroll benefit expenses.  As a percentage of net sales, selling expenses were 13.3% for the three-month period ended October 31, 2010 compared with 11.9% for the three-month period ended October 31, 2009.

General and administrative expense was $2,763,913 for the three-month period ended October 31, 2010 compared with $2,771,681 for the three-month period ended October 31, 2009, a slight decrease.  General and administrative expense as a percentage of net sales was 12.9% for the three-month period ended October 31, 2010, compared with 14.0% of net sales for the same period last year.

Interest expense was $50,201 for the three-month period ended October 31, 2010 compared with $58,994 for the same period in the prior year, a slight decrease.

Other income, net, was $18,601 for the three-month period ended October 31, 2010 compared with $61,689 for the same period in the prior year, a decrease of $43,088.  Of the decrease in other income, net, $41,649 related to a reduction in currency exchange income.

The effective tax rates for the three-month periods ended October 31, 2010 and 2009 were 34.0% and 33.5%, respectively.  Our analysis of our current tax position led us to increase our effective tax rate starting in the first quarter of fiscal year 2011.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Liquidity:

The Company’s cash and cash equivalents were $34,195,031 on October 31, 2010 compared with $31,387,108 on January 31, 2010, an increase of $2,807,923.  This increase is the net result of the positive cash flows provided by operating activities of $7,957,189, the exercise of stock options of $547,232, proceeds from new borrowing of $189,074, and proceeds from the sale of property and equipment of $36,037, offset by payment of quarterly cash dividends amounting to $2,631,441, payments on debt totaling $584,864, the purchase of treasury shares amounting to $660,019, the investment in property and equipment amounting to $1,128,403 and the acquisition of assets of Bio-Reaction Industries, LLC totaling $955,268.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Accounts receivable (net) totaled $13,760,732 on October 31, 2010 compared with $14,011,950 on January 31, 2010, which represents a decrease of $251,218.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories were $15,951,368 on October 31, 2010 compared with $16,136,521 on January 31, 2010, a decrease of $185,153.   Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved.  We have been actively seeking to reduce our inventory where possible.

Current liabilities amounted to $11,982,593 on October 31, 2010, compared with $10,198,047 on January 31, 2010, an increase of $1,784,546.  This increase is due primarily to increases in accounts payable and accrued salaries, wages and expenses, as well as an increase in the dividend payable as a result of a 10% increase in the amount of the current quarterly dividend, offset by a decrease in customers’ advances.

As of October 31, 2010 and January 31, 2010, working capital was $53,588,700 and $53,047,196, respectively, and the current ratio was 5.5 and 6.2, respectively.

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

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit through November 2011, subject to the terms thereof.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At October 31, 2010, we were in compliance with both financial covenants. The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At October 31, 2010 and January 31, 2010, our liability/tangible net worth ratio using this measure was 0.42 times and 0.40 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At October 31, 2010 and January 31, 2010, our fixed charge coverage ratio using this measure was 1.37 times and 1.19 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of October 31, 2010, we were in compliance with all such provisions.

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

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2010 amounted to $7,957,189 compared with $14,752,206 in the nine-month period ended October 31, 2009, a decrease of $6,795,017.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following reduction in cash flows: (i) a decrease in accounts receivable of $364,097 compared with a decrease in accounts receivable of $6,910,662 for the same period last year, (ii) a decrease in inventory of $214,319 compared with a decrease in inventory of $3,832,976 for the same period last year, (iii) an increase in prepaid expenses, deposits and other assets of $269,599 compared with a decrease in prepaid expenses, deposits and other assets of $251,165 for the same period last year and (iv) a decrease in customers’ advances of $324,249 compared with an increase in customers’ advances of $298,448 for the same period last year, offset by the following increases in cash flows: (i) an increase in net income of $1,222,860 as compared with the same period last year and (ii) an increase in accounts payable and accrued expenses of $1,839,376 compared with a decrease in accounts payable and accrued expenses of $1,385,430 for the same period last year.

Cash flows used in investing activities during the nine-month period ended October 31, 2010 amounted to $2,047,634 compared with cash flows used in investing activities of $1,806,593 for the nine-month period ended October 31, 2009, an increase of $241,041.  The increase in cash flows used in investing activities is principally due to the acquisition of assets of Bio-Reaction Industries, LLC for a purchase price of $955,268 which was partially offset by lower acquisitions of property and equipment as compared with the same period last year.

The acquisition of the Bio-Reaction Industries, LLC assets referenced above was accomplished on October 8, 2010 by the Company’s newly-formed wholly-owned subsidiary Bio-Reaction Industries Inc. (“BRI”). With this acquisition the Company is now able to offer products that utilize microbes to digest pollutants and odors, which we intend to sell to both commercial and municipal markets. These products extend our Duall brand product line of chemical and odor control systems as well as our Systems brand product line of thermal and oxidation equipment. BRI is included in our Product Recovery/Pollution Control Technologies reporting segment.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2010 utilized $3,140,018 of available resources, compared with $2,516,020 utilized during the nine-month period ended October 31, 2009, an increase of $623,998.  The increase in cash utilized is principally due to the reduction of debt being $211,528 higher than the same period last year which was a result of repaying the proceeds received from the line of credit at Mefiag B.V. in the amount of $189,074 during the six-month period ended July 31, 2010, as well as due to the purchase of treasury shares during the nine-month period ended October 31, 2010 in the amount of $660,019, partially offset by proceeds from the exercise of stock options in the amount of $547,232.  Additionally, the Company received proceeds from a new borrowing, which occurred during the first quarter ended April 30, 2009, for the purchase of the Company’s new enterprise resource planning (ERP) system in the amount of $485,336.  The financing of the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed by fiscal year 2012.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010, June 11, 2010 and September 15, 2010 to shareholders of record as of February 26, 2010, May 28, 2010 and September 1, 2010, respectively.  On October 20, 2010 the Board of Directors declared a quarterly dividend of $0.066 per share payable on December 17, 2010 to shareholders of record as of December 3, 2010.

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

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, the actual results exceeded the projected results used in our impairment model.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen. As of the nine-months ended

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

October 31, 2010, Flex-Kleen’s projected fiscal year 2011 net sales is below that which is required by our impairment model for the fiscal year 2011, while the projected fiscal year 2011 operating profit is approximately equal to the amount which is required by our impairment model for the fiscal year 2011.

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

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the discount rate and the expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  During the fiscal year ended January 31, 2010, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  For the nine-month period ended October 31, 2010, Flex-Kleen’s annualized projection for net sales is below that which is required by our impairment model for the fiscal year 2011, while the projected fiscal year 2011 operating profit is approximately equal to the amount

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

which is required by our impairment model for the fiscal year 2011. Our projections are forward-looking statements where the actual results may not be as we presently anticipate;
•	materially adverse changes in economic conditions (i) in the markets served by us or (ii) in significant customers of ours;
•	material changes in available technology;
•
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the imposition of punitive damages or other adverse developments in the availability of insurance coverage. During the three months ended October 31, 2010, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. We anticipate that our remaining insurers will assume the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite this development, we continue to believe that our insurance coverage is adequate for the cases currently pending against us and, assuming the continuation of the current profile and volume of cases, for the cases that may be filed against us in the foreseeable future;

•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of October 31, 2010 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, including changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2010.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 for additional information.

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

Accordingly, as of October 31, 2010 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through December 2, 2010 to settle these cases involving asbestos-related claims was $612,500, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $34,000. As of December 2, 2010, there were a total of 97 cases pending against the Company (with a majority of those cases pending in Mississippi, Pennsylvania and New York), as compared with 106 cases that were pending as of January 31, 2010. For the February 1, 2010 through December 2, 2010 period, 47 new cases were filed against the Company, and the Company was dismissed (some of which were without prejudice) from 55 cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  During the three months ended October 31, 2010, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. The Company anticipates that our remaining insurers will assume the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite this development, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2010:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2010	0	$ -	0	246,868
September 1-30, 2010	0	-	0	246,868
October 1-31, 2010	35,840	10.97	35,840	211,028
Total	35,840	$10.97	35,840	211,028

(1)
On November 3, 2008, our Board of Directors authorized a Common Share repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

None.

Index
MET-PRO CORPORATION

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)(bu)	Fourth Amendment to the Met-Pro Corporation
Retirement Savings Plan.*

	(10)(bv)	Reaffirmation of Discretionary Demand Line of Credit.*

	(10)(bw)	Form of a Letter Agreement regarding Amendment of Stock
Option Agreements for Non-Employee Directors.*

	(31.1)	Certification of the Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

	(31.2)	Certification of the Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

	(32.1)	Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

	(32.2)	Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.

Index
MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

December 2, 2010	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President

December 2, 2010	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director

Index