Form 10-K
period 2011-01-31
MET PRO CORP
filed 2011-03-17
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

The aggregate market value of the Common Shares, par value $0.10 per share, held by non-affiliates as of (based upon the closing sales price on the New York Stock Exchange on July 31, 2010) the last business day of the Registrant’s most recently completed second fiscal quarter was $150,735,767.

The number of Registrant’s outstanding Common Shares was 14,658,262 as of March 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A
in connection with Registrant’s Annual Meeting of Shareholders to be held on June 1, 2011	III

Index
Page

PART I

PART II

PART III

PART IV
Item 15.	Exhibits and Financial Statement Schedules	65

SIGNATURES	72

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

Index

The following is a description of each segment:

Product Recovery/Pollution Control Technologies Reporting Segment:

This reportable segment consists of one operating segment that provides solutions and manufactures products for the purification of air or liquids.   Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Met-Pro Environmental Air Solutions, Strobic Air Corporation, and Met-Pro Product Recovery/Pollution Control Technologies Inc. business units.

Met-Pro Environmental Air Solutions is a leading niche-oriented global provider of solutions and products for product recovery and pollution control applications.  Its diverse and synergistic solutions and products address the world’s growing need to meet the demands of more stringent emission regulations, reduce energy consumption and employ “green technology”.  Product lines include: Duall brand chemical and BIO-PROTM biological odor control systems, fume and emergency gas scrubbers, HydroLanceTM wet particulate collectors, carbon adsorption systems, mist eliminators, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans; Flex-Kleen brand pulse jet fabric filters, product recovery and dry particulate collectors and cyclones; Met-Pro Systems brand custom engineered carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts; Bio-Reaction Industries brand bio-oxidation systems for eliminating volatile organic compounds, hazardous air pollutants and odors; and Met-Pro Industrial Services brand field services including installation, preventative maintenance, trouble shooting, repair, upgrade and performance testing on products related to the Product Recovery/Pollution Control Technologies reporting segment.  Met-Pro Environmental Air Solutions’ product lines are sold to a wide variety of markets including, but not limited to, metal finishing and plating, wastewater treatment, composting, food processing, ethanol production, chemical, petrochemical, printed circuit, semiconductor, steel pickling, battery manufacturing, groundwater remediation, automotive, aerospace, furniture, painting, electronics, printing, and pharmaceutical industries.  These product lines are sold worldwide by a combination of in-house personnel and manufacturer’s representatives, as well as through the Company’s wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc. Met-Pro Environmental Air Solutions has facilities in Owosso, Michigan; Harleysville, Pennsylvania; Glendale Heights, Illinois; and Tualatin, Oregon.

Strobic Air Corporation, located in Harleysville, Pennsylvania, is a recognized technological leader in the air movement industry and designs and manufactures technologically advanced exhaust systems for laboratory fume hoods in university, public health, government, chemical, pharmaceutical, industrial and other process industries. With three decades of experience in addressing the needs of laboratory researchers and facility owners, Strobic Air has continued to develop and enhance its Tri-Stack™ roof exhaust systems to provide even greater flows, lower energy costs and decreased noise levels. Strobic Air Tri-Stack™ laboratory fume hood exhaust systems meet the requirements of ANSI Z9.5, the American National Standard for Laboratory Ventilation. Heat recovery systems by Strobic Air provide energy conservation on laboratory fume hood exhaust systems. Unique glycol/water heat exchanger coil modules for Tri-Stack™ systems extract exhaust heat for heating or cooling conditioned makeup air. Strobic’s HEPA filtration system allows users to comply fully with ventilation standards for specialized care environments such as airborne infection isolation rooms.  These product lines are sold worldwide by a combination of in-house personnel and manufacturer’s representatives.

Met-Pro Product Recovery/Pollution Control Technologies Inc. located in Vaughan, Ontario, Canada, markets, sells and distributes in Canada the Duall, Flex-Kleen and Met-Pro Systems brand product lines.

Fluid Handling Technologies Reporting Segment:

This reportable segment is comprised of one operating segment that manufactures high quality horizontal, vertical, and in-tank centrifugal pumps that handle corrosive, abrasive and high temperature liquids.  This combination of pump types and configurations provides products that excel in applications requiring corrosion resistance such as: the pumping of acids, brines, caustics, bleaches, seawater, a wide variety of waste liquids, and high temperature liquids used in many industrial and commercial applications.  This reporting segment is comprised of the Met-Pro Global Pump Solutions business unit (consisting of the Dean Pump, Fybroc and Sethco product brands) and has manufacturing facilities located in Indianapolis, Indiana and Telford, Pennsylvania.   The Met-Pro Global Pump Solutions products are sold directly through regional sales managers and through a worldwide network of distributors, catalog houses, and original equipment manufacturers.

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

Index

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

Index

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Years Ended January 31,
	2011	2010	2009
United States	74.8%	75.5%	74.3%
Foreign	25.2%	24.5%	25.7%
Net Sales	100.0%	100.0%	100.0%

Customers:

During each of the past three fiscal years, no single customer accounted for 10% or more of the total net sales of the Company in any year.  Also, no single customer accounted for 10% or more of the total accounts receivable of the Company as of January 31, 2011, 2010 and 2009.  The Company does not believe that it would be materially adversely affected by the loss of any single customer.

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

Index

The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the   production of product recovery/pollution control equipment, fluid handling equipment, Mefiag filtration equipment and filtration/purification equipment; developing new products; and providing technological support to the manufacturing operations.

Research and development expenses were $2.2 million, $2.1 million and $1.8 million for the years ended January 31, 2011, 2010 and 2009, respectively.

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

The dollar amount of the Company’s backlog of orders totaled $18,129,842 and $17,456,530 as of January 31, 2011 and 2010, respectively.   The Company expects that substantially all of the backlog that existed as of January 31, 2011 will be shipped during the ensuing fiscal year.  We have observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.

Working Capital:

Certain business units require more significant working capital requirements than other business units, such as in the larger project business units included in our Product Recovery/Pollution Control Technologies reporting segment.  Additionally, the inventory levels of our Fluid Handling Technologies reporting segment are not insubstantial.  However, there have been no material changes in business practices that would result in material changes to our working capital requirements, other than changes in our sales volumes, and we consider our working capital to be adequate based upon current sales levels.

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

Index

Employees:

As of January 31, 2011, the Company employed 349 people, of whom 130 were involved in manufacturing, and 219 were engaged in administration, sales, engineering, supervision and clerical work.  The Company has had no work stoppages during the past five years and considers its employee relations to be good.

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

For information concerning foreign net sales on a reporting segment basis, reference is made to the consolidated business segment data contained on page 60.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2011, the Company submitted to the New York Stock Exchange (the “NYSE”) the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE’s corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2011, the Chief Executive Officer’s and Chief Financial Officer’s certifications regarding the quality of the Company’s public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 57, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003.  He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003.  Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003.  From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc business, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump business. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by the Company.

Gary J. Morgan, CPA, age 56, is Senior Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998.  Mr. Morgan joined the Company in 1980 and served as the Company’s Corporate Controller immediately prior to October 1997.

Paul A. Tetley, age 52, is Executive Vice President of the Company, a position to which he was appointed in March 2006, with responsibilities for the Product Recovery/Pollution Control Technologies reporting segment which includes Strobic Air Corporation, where he served as General Manager from December 1999 until January 31, 2010.  Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Gennaro A. D’Alterio, age 39, is Vice President of the Company, a position to which he was appointed in February 2009.  Mr. D’Alterio continues to serve as General Manager of the Company’s Met-Pro Global Pump Solutions, which includes the Sethco, Fybroc and Dean Pump product brands, a position he has held since July 2007.  Since joining the Company in 1994, he has served in a variety of roles including: Sales and Marketing Manager for the Company’s Fybroc and Dean Pump businesses and Regional Sales Manager of the Company’s Fybroc and Dean Pump business.

Gregory C. Kimmer, age 56, was appointed General Manager of the Met-Pro Environmental Air Solutions business unit in February 2010.  For more than ten years prior thereto, Mr. Kimmer was General Manager of the Company’s Duall business. Mr. Kimmer is also a Vice President of the Company, having served as such since October 1989.

Lewis E. Osterhoudt, age 60, is Vice President of the Company and General Manager of the Keystone Filter business unit, to which offices he was appointed in June 2004.  Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President.  For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Vincent J. Verdone, age 63, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary.  Mr. Verdone joined the Company in January 2005.  For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

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
Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through March 17, 2011 to settle cases involving asbestos-related claims was $616,500, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,500. As of March 17, 2011, there were a total of 93 cases pending against the Company (with a majority of those cases pending in New York, Pennsylvania, West Virginia and Mississippi), as compared with 106 cases that were pending as of January 31, 2010. During the fiscal year ended January 31, 2011, 59 new cases were filed against the Company, and the Company was dismissed from 74 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  During the fiscal year ended January 31, 2011, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite the alleged insolvency of this one insurer, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for

Index

the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense, which can affect our earnings results as well as our cash flows.

We maintain defined benefit pension plans that we must fund despite the freezing of the accrual of future benefits for our salaried and non-union hourly employees, effective December 31, 2006, and our union hourly employees, effective December 31, 2008.  In these plans’ fiscal year ended January 31, 2011, we contributed approximately $1.6 million.  As of January 31, 2011, our unfunded pension liability was approximately $5.9 million.  The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense.  Changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. For our fiscal year ended January 31, 2011, we reported expense from our defined benefit plans totaling $0.6 million as compared to expense for the fiscal year ended January 31, 2010 totaling $0.7 million.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings and performance by our Flex-Kleen business unit must continue to improve to avoid an impairment charge.

We carry approximately $20.8 million of goodwill on our consolidated balance sheets, or approximately 19% of our total assets. Approximately $11.1 million of the $20.8 million relates to our Flex-Kleen business. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model.  For the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below the projections in our impairment model but operating profit was slightly above the projections in our impairment model. We believe the improvement in operating profit from the prior year was due to an improvement in global business and economic conditions. In each of the last several fiscal years, including the fiscal year ended January 31, 2011, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred.  The carrying value of Flex-Kleen as of January 31, 2011 and 2010 amounted to $9.1 million and $9.5 million, respectively. The fair value of Flex-Kleen as of January 31, 2011 and 2010 totaled $12.3 million and $12.1 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $3.2 million and $2.6 million at January 31, 2011 and 2010, respectively.  Therefore, as of January 31, 2011 (as well as the same point in the prior fiscal year), Flex-Kleen’s goodwill was not impaired. Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Flex-Kleen by $1.9 million, $1.1 million, and $1.0 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill.
Our impairment model provides that Flex-Kleen’s performance needs to continue to improve on an annual basis for a number of fiscal years in order for us not to be potentially required to write-off some or all of its goodwill.  If in the future we determine that there has been an impairment of Flex-Kleen’s goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would have an adverse impact upon our results of operations and financial position.  We anticipate that Flex-Kleen’s performance during the fiscal year beginning February 1, 2011 will be at a level that will not indicate impairment of its goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate. Please refer to page 24, “Critical Accounting Policies and Estimates”, for additional information concerning goodwill impairment.

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

We may incur significant expense as a result of breach of contract, negligence, product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.

From time to time we are exposed to breach of contract, negligence, product liability, warranty and other claims where our products and/or service cause, or are alleged to cause bodily injury and/or property damage and/or our products actually or allegedly fail to perform as expected, as a result of an actual or alleged design or manufacturing defect or other action or inaction or alleged action or inaction on our part.   While we maintain insurance coverage with respect to certain product liability and negligence claims, we do not insure against all risks or possible claims, and/or the insurance that we purchase may not cover all claims or amounts found to be owing.  In addition, these claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.  An unsuccessful defense of a claim could have an adverse affect on our business, results of operations and financial condition and cash flows.  Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our Company.  Warranty claims are not covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

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

In the fiscal year ended January 31, 2011, 25.2% of our sales were to customers outside the United States, as compared with 24.5% in the prior fiscal year.  As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so.  Conducting business outside of the United States subjects us to significant additional risks, including:

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

Item 1B.  Unresolved Staff Comments:

None.

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

User	Structure	Property/Location	Status

Product Recovery/Pollution	73,000 square foot, cement	17 acres in Harleysville,	Owned
Control Technologies	building, with finestone facing	Pennsylvania (1)

	45,500 square foot, brick	2.3 acres in Glendale Heights,	Owned
	building	Illinois

	3,239 square foot, masonry	Vaughan, Ontario,	Leased (2)
	building	Canada

	63,000 square foot, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan (3)

	5,758 square foot, masonry	Tualatin, Oregon	Leased (4)
building

Fluid Handling Technologies	93,500 square foot, cement	8 acres in Telford,	Owned
	building with brick facing	Pennsylvania

	66,000 square foot, metal	17.1 acres in Indianapolis,	Owned
	building	Indiana

Mefiag Filtration	34,000 square foot, metal	1.7 acres in Heerenveen,	Owned
Technologies	and masonry building	The Netherlands

	Vacant land	3 acres in Heerenveen,	Owned
The Netherlands

	11,000 square foot cement	Guangzhou, People’s Republic	Leased (5)
	building	of China

Filtration/Purification	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
Technologies	block building	Pennsylvania

	22,000 square foot, cement	2.55 acres in Waukegan,	Owned
	block building	Illinois

(1)	Executive offices are housed in the building located in Harleysville, Pennsylvania.
(2)	On February 10, 2011, Met-Pro Product Recovery/Pollution Control Technologies, Inc. renewed a lease for a sales and warehouse facility in Vaughan, Ontario, Canada which expires on March 31, 2013.
(3)	Mefiag Filtration Technologies leases space in the Product Recovery/Pollution Control Technologies facility located in Owosso, Michigan.
(4)	On October 8, 2010, Bio-Reaction Industries Inc. entered into a lease for a sales and warehouse facility in Tualatin, Oregon which expires on September 30, 2012.
(5)	Mefiag Filtration Technologies lease for the operation in Guangzhou, People’s Republic of China expires on July 31, 2014.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through March 17, 2011 to settle cases involving asbestos-related claims was $616,500, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,500.  As of March 17, 2011, there were a total of 93 cases pending against the Company (with a majority of those cases pending in New York, Pennsylvania, West Virginia and Mississippi), as compared with 106 cases that were pending as of January 31, 2010. During the fiscal year ended January 31, 2011, 59 new cases were filed against the Company, and the Company was dismissed from 74 cases and settled two cases.   Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.   During the fiscal year ended January 31, 2011, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite the alleged insolvency of this one insurer, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is the defendant in an action in which the plaintiff is seeking $807,000 in damages, plus interest and costs, for alleged breach of warranties, breach of contract, negligence and other claims relating to a windstorm in July 2008 that led to a power outage which led to a fire in certain equipment sold by the Company. The Company's insurance carrier is defending this case under a reservation of rights. The Company believes that it has meritorious defenses to all claims, and the Company is defending the case vigorously.  The Company presently believes that this pending case will not have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 4.   Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2011.

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

		Quarter ended
Year ended January 31, 2011	April	July	October	January

Price range of common shares:
High	$10.60	$11.62	$11.50	$12.50
Low	9.00	9.00	8.91	10.44
Cash dividend paid	.0600	.0600	.0600	.0660

Year ended January 31, 2010	April	July	October	January

Price range of common shares:
High	$12.76	$11.25	$10.94	$10.84
Low	6.05	8.50	9.15	9.03
Cash dividend paid	.0600	.0600	.0600	.0600

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Met-Pro Corporation, S&P SC Industrial Machinery Index,
S&P 500 Index and Russell 2000 Index

	January 31,
	2006	2007	2008	2009	2010	2011
Met-Pro Corporation	$100.00	$120.20	$109.66	$118.53	$104.00	$123.42
S&P SC Industrial Machinery Index	100.00	117.23	115.81	71.90	94.58	130.85
S&P 500 Index	100.00	114.50	111.85	68.66	91.41	111.69
Russell 2000 Index	100.00	110.42	99.63	62.92	86.72	113.91

(c) Holders. There were 537 registered shareholders on January 31, 2011, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(d) Dividends. The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010, June 11, 2010, and September 15, 2010 to shareholders of record as of February 26, 2010, May 28, 2010 and September 1, 2010, respectively.  The Board of Directors declared a quarterly dividend of $0.066 per share payable on December 17, 2010 and March 17, 2011 to shareholders of record as of December 3, 2010 and March 3, 2011, respectively.

Index

 (e) Securities Authorized For Issuance Under Equity Compensation Plans.  Set forth below is information aggregated as of January 31, 2011 with respect to four equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	For Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Restricted	Outstanding Restricted	Compensation Plans
	Stock Units, Options,	Stock Units, Options	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	1,286,519 (1)	$10.21	814,460 (2)
Equity compensation plans not approved
by security holders	-	-	-

(1)
The number of securities to be issued upon exercise of outstanding options and restricted stock units for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to 35,788; 445,636; 785,252 and 19,843 shares, respectively.

(2)
The number of securities remaining available for future issuance under equity compensation plans for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to zero (0); zero (0); 84,303 and 730,157 shares, respectively.

(f) Stock Repurchases. The Company’s purchases of its Common Shares during the fiscal year ended January 31, 2011, represented in the table below, were made pursuant to the Company’s stock repurchase program first announced on November 5, 2008 (the “2008 Stock Buy Back Program”) covering 300,000 Common Shares.  This program has no fixed expiration date.

                           Issuer Purchases of
                           Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
February 1-28, 2010	0	$ -	0	273,763
March 1-31, 2010	22,803	9.94	22,803	250,960
April 1-30, 2010	0	-	0	250,960
May 1-31, 2010	0	-	0	250,960
June 1-30, 2010	4,092	9.82	4,092	246,868
July 1-31, 2010	0	-	0	246,868
August 1-31, 2010	0	-	0	246,868
September 1-30, 2010	0	-	0	246,868
October 1-31, 2010	35,840	10.97	35,840	211,028
November 1-30, 2010	0	-	0	211,028
December 1-31, 2010	23,671	11.66	23,671	187,357
January 1-31, 2011	0	-	0	187,357
Total	86,406	$10.83	86,406	187,357

Index

Item 6.  Selected Financial Data:

	Years ended January 31,
	2011	2010	2009	2008		2007

Selected Operating Statement Data
Net sales	$88,865,426	$80,132,493	$103,391,926	$106,867,849		$93,505,504
Income from operations	8,970,321	6,512,555	14,057,079	17,597,491	(1)	9,757,075
Net income	6,139,132	4,439,811	9,861,065	11,906,165	(2)	6,926,804
Earnings per share, basic	.42	.30	.66	.79	(3)	.46
Earnings per share, diluted	.42	.30	.65	.78	(4)	.46

Selected Balance Sheet Data
Current assets	$65,346,052	$63,245,243	$64,161,732	$68,095,140		$58,803,353
Current liabilities	11,208,173	10,198,047	12,239,667	16,850,801		14,364,393
Working capital	54,137,879	53,047,196	51,922,065	51,244,339		44,438,960
Current ratio	5.8	6.2	5.2	4.0		4.1
Total assets	108,046,328	104,608,359	104,752,304	109,410,903		96,741,657
Long-term obligations	3,011,988	3,536,755	3,753,228	4,075,682		5,417,990
Total shareholders’ equity	84,472,924	80,977,584	78,777,481	83,243,168		72,313,132
Total capitalization	87,484,912	84,514,339	82,530,709	87,318,850		77,731,122
Return on average total assets, %	5.8	4.2	9.2	11.6		7.5
Return on average shareholders’ equity, %	7.4	5.6	12.2	15.3		9.9

Other Financial Data
Net cash flows from operating activities	$8,597,505	$15,645,713	$12,142,087	$9,875,144		$3,900,152
Capital expenditures	1,665,949	2,133,807	1,580,528	5,456,418		4,398,910
Dollar value of share repurchases	935,631	251,612	7,694,333	630,515		-
Shareholders’ equity per share	5.76	5.54	5.40	5.56		4.84
Cash dividends paid per share	.246	.240	.230	.207		.191
Average common shares, basic	14,629,215	14,602,276	14,909,809	15,002,012		14,943,174
Average common shares, diluted	14,758,659	14,675,735	15,219,540	15,328,368		15,205,012
Common shares outstanding	14,658,262	14,617,015	14,600,109	15,039,030		14,953,658

(1)	Includes $3,513,940 from the sale of a building owned by the Company in Hauppauge, New York.
(2)	Includes $2,213,782 (net of tax) from the sale of a building owned by the Company in Hauppauge, New York.
(3)	Includes $0.14 per share from the sale of a building owned by the Company in Hauppauge, New York.
(4)	Includes $0.15 per share from the sale of a building owned by the Company in Hauppauge, New York.

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

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the consolidated statements of income.

	Years ended January 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.7%	65.8%	65.1%
Gross profit	36.3%	34.2%	34.9%

Selling, general and administrative expense	26.2%	26.1%	21.3%
Income from operations	10.1%	8.1%	13.6%

Interest expense	(.2%)	(.3%)	(.2%)
Other income, net	.4%	.4%	.4%
Income before taxes	10.3%	8.2%	13.8%

Provision for taxes	3.4%	2.7%	4.3%

Net income	6.9%	5.5%	9.5%

FYE 2011 vs FYE 2010:

Net sales for the fiscal year ended January 31, 2011 were $88.9 million compared with $80.1 million for the fiscal year ended January 31, 2010, an increase of $8.8 million or 10.9%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $41.4 million, or $5.5 million higher than the $35.9 million of sales for the fiscal year ended January 31, 2010, an increase of 15.4%. The sales increase was due primarily to higher sales in all business units included in this reporting segment.

Sales in the Fluid Handling Technologies reporting segment totaled $27.5 million, or $3.0 million higher than the $24.5 million of sales for the fiscal year ended January 31, 2010, an increase of 12.1%. The sales increase was due primarily to increased demand in our Met-Pro Global Pump Solutions business unit. We attribute the increase in demand to an uptick in the economic environment of the industrial markets serviced by this segment.

Sales in the Mefiag Filtration Technologies reporting segment totaled $9.9 million, or $0.4 million higher than the $9.5 million of sales for the year ended January 31, 2010, an increase of 3.9%. The sales increase was due to an increase in demand attributable to an uptick in the economic environment of the industrial markets served by all business units within this reporting segment.

Sales in the Filtration/Purification Technologies segment were $10.1 million, or $0.1 million lower than the $10.2 million of sales for the fiscal year ended January 31, 2010, a decrease of 1.2%. This decrease in sales was due to decreased demand in our Pristine Water Solutions business unit, as a result of a weakness in the municipal markets served by this business unit, which appear to be recovering more slowly from the economic slowdown.

Foreign sales were $22.4 million for the fiscal year ended January 31, 2011, compared with $19.6 million for the same period last year, an increase of 14.1%. Compared with the prior fiscal year, foreign sales increased 12.8% in the Product Recovery/Pollution Control Technologies reporting segment, 39.4% in the Fluid Handling Technologies reporting segment, and

Index

8.4% in the Filtration/Purification Technologies segment, offset by a slight decrease of 1.8% in the Mefiag Filtration Technologies reporting segment.

Income from operations for the fiscal year ended January 31, 2011 was $9.0 million compared with $6.5 million for the fiscal year ended January 31, 2010, an increase of $2.5 million or 37.8%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $2.0 million, or $0.1 million higher than the $1.9 million for the fiscal year ended January 31, 2010, an increase of 6.4%.  The increase in income from operations was due primarily to higher sales for all business units within this reporting segment as well as higher gross margins for product sold by our Strobic Air business unit.

Income from operations in the Fluid Handling Technologies reporting segment totaled $5.9 million, or $1.6 million higher than the $4.3 million for the fiscal year ended January 31, 2010, an increase of 37.0%. The increase in income from operations was principally related to increased sales and higher gross margins in our Met-Pro Global Pump Solutions business unit.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $0.4 million, or $0.4 million higher than the loss of $34,886 for the fiscal year ended January 31, 2010. The increase in income from operations was due to increased sales and higher gross margins for all business units within this reporting segment.

Income from operations in the Filtration/Purification Technologies segment was $0.6 million, or $0.3 million higher than the $0.3 million for the fiscal year ended January 31, 2010, an increase of 100.0%.  The increase in income from operations in the Filtration/Purification Technologies segment was related to increased sales and higher gross margins in our Keystone Filter business unit.

Net income for the fiscal year ended January 31, 2011 was $6.1 million compared with $4.4 million for the fiscal year ended January 31, 2010, an increase of $1.7 million or 38.3%.

Gross margin for the fiscal year ended January 31, 2011 was 36.3% compared with 34.2% for the prior fiscal year. Gross margins in our three reporting segments and one other segment were higher than the same period last year.

Selling expense was $11.7 million for the fiscal year ended January 31, 2011 compared with $9.7 million for the prior fiscal year. The increase in selling expense was primarily due to higher payroll and related payroll benefit expenses as well as higher representative and distributor commissions.  Selling expense as a percentage of net sales was 13.1% for the fiscal year ended January 31, 2011 compared with 12.2% for the same period last year.

General and administrative expense was $11.6 million for the fiscal year ended January 31, 2011, compared with $11.1 million in the prior fiscal year, an increase of $0.5 million.  The increase in general and administrative expense was primarily related to higher management incentives, legal expenses and consulting fees related to the implementation of the Company’s new enterprise resource planning (ERP) system, partially offset by lower payroll and related payroll benefit expenses.  General and administrative expense as a percentage of net sales was 13.1% for the fiscal year ended January 31, 2011, compared with 13.9% for the prior fiscal year.

Interest expense was approximately $0.2 million for each of the fiscal years ended January 31, 2011 and 2010.

Other income, net, was $0.4 million for the fiscal year ended January 31, 2011 compared with $0.3 million in the prior year, an increase of $0.1 million.  The increase in other income, net, primarily related to (i) higher interest income, which was due to an increase in our cash balance and (ii) a gain on foreign currency exchange.

The effective tax rates for the fiscal years ended January 31, 2011 and 2010 were 32.7% and 32.2%, respectively.

FYE 2010 vs FYE 2009:

Net sales for the fiscal year ended January 31, 2010 were $80.1 million compared with $103.4 million for the fiscal year ended January 31, 2009, a decrease of $23.3 million or 22.5%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $35.9 million, or $14.1 million lower than the $50.0 million of sales for the fiscal year ended January 31, 2009, a decrease of 28.2%. The sales decrease was due

Index

to lower sales for all business units included in this segment, as a result of the global economic slowdown that began in fiscal year 2009.

Sales in the Fluid Handling Technologies reporting segment totaled $24.5 million, or $5.9 million lower than the $30.4 million of sales for the fiscal year ended January 31, 2009, a decrease of 19.4%. The sales decrease was due to a decrease in demand in our Met-Pro Global Pump Solutions business unit, as a result of the global economic slowdown that began in fiscal year 2009.

Sales in the Mefiag Filtration Technologies reporting segment totaled $9.5 million, or $1.7 million lower than the $11.2 million of sales for the fiscal year ended January 31, 2009, a decrease of 14.8%.  The sales decrease was due to a decrease in demand for our horizontal disc filter systems, attributable primarily to a slowdown in the automotive and housing industries served by this segment, resulting from the global economic slowdown that began in fiscal year 2009.

Sales in the Filtration/Purification Technologies segment were $10.2 million, or $1.6 million lower than the $11.8 million of sales for the fiscal year ended January 31, 2009, a decrease of 13.9%.  This decrease was due primarily to decreased demand in our Keystone Filter business unit, as a result of a general weakness in the markets served due to the global economic slowdown that began in fiscal year 2009.

Foreign sales were $19.6 million for the fiscal year ended January 31, 2010, compared with $26.5 million for the fiscal year ended January 31, 2009, a decrease of 26.0%. Compared with the fiscal year 2009, foreign sales decreased 33.6% in the Product Recovery/Pollution Control Technologies reporting segment, 30.6% in the Fluid Handling Technologies reporting segment, 11.4% in the Mefiag Filtration Technologies reporting segment and 63.2% in the Filtration/Purification Technologies segment.  The decrease in foreign sales for all segments was primarily due to the global economic slowdown that began in fiscal year 2009.

Income from operations for the fiscal year ended January 31, 2010 was $6.5 million compared with $14.1 million for the fiscal year ended January 31, 2009, a decrease of $7.6 million or 53.7%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1.9 million, or $3.7 million lower than the $5.6 million for the fiscal year ended January 31, 2009, a decrease of 65.4%.  The decrease in income from operations was primarily related to lower sales in all business units included in this segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4.3 million, or $2.5 million lower than the $6.8 million for the fiscal year ended January 31, 2009, a decrease of 36.8%. The decrease in income from operations was primarily related to lower sales in our Met-Pro Global Pump Solutions business unit.

Income (loss) from operations in the Mefiag Filtration Technologies reporting segment totaled ($34,886), or $0.5 million lower than the $0.5 million for the fiscal year ended January 31, 2009. The decrease in income from operations was due to lower sales in all business units included in this segment.

Income from operations in the Filtration/Purification Technologies segment was $0.3 million, or $0.9 million lower than the $1.2 million for the fiscal year ended January 31, 2009, a decrease of 74.4%.  The decrease in income from operations was related primarily to a decrease in sales and lower gross margins in our Keystone Filter business unit.

Net income for the fiscal year ended January 31, 2010 was $4.4 million compared with $9.9 million for the fiscal year ended January 31, 2009, a decrease of $5.5 million, or 55.0%.

Gross margin for the fiscal year ended January 31, 2010 was 34.2% compared with 34.9% for the fiscal year 2009.  Lower gross margins during the fiscal year 2010 in our Fluid Handling Technologies reporting segment and Filtration/Purification Technologies segment contributed to the slight decrease in total gross margin from fiscal year 2009.

Selling expense was $9.7 million for the fiscal year ended January 31, 2010, a decrease of $1.0 million over the fiscal year ended January 31, 2009. The decrease in selling expense was primarily due to lower representative and distributor commission expense.  Selling expense may vary period to period, in part as a result of variations which result in some sales being commissionable and others not. Selling expense as a percentage of net sales was 12.2% for the fiscal year ended January 31, 2010 compared with 10.4% for fiscal year 2009.  Of the 1.8% increase in selling expense as a percentage of net sales, 3.0% was due to the decrease in net sales as compared with the prior fiscal year, offset by 1.2% as a result of the decrease in expenses.

Index

General and administrative expense was $11.1 million for the fiscal year ended January 31, 2010, compared with $11.3 million for the fiscal year ended January 31, 2009, a decrease of $0.2 million.  This decrease was primarily related to lower legal expenses as compared with the prior fiscal year.  General and administrative expense as a percentage of net sales was 13.9% for the fiscal year ended January 31, 2010, compared with 11.0% for the fiscal year ended January 31, 2009.   Of the 2.9% increase in general and administrative expense as a percentage of net sales, 3.2% was due to the decrease in net sales as compared with the prior fiscal year, offset by 0.3% as a result of the decrease in expenses.

Interest expense was approximately $0.2 million for each of the fiscal years ended January 31, 2010 and 2009.

Other income, net, was $0.3 million for the fiscal year ended January 31, 2010 compared with $0.4 million in the fiscal year ended January 31, 2009, a decrease of $0.1 million.   Other income, net, consisted primarily of interest income, which was affected by a decrease in interest rates.

The effective tax rates for the fiscal years ended January 31, 2010 and 2009 were 32.2% and 30.8% respectively.  The effective tax rate of 32.2% for the fiscal year ended January 31, 2010 is a result of a 33.5% effective tax rate, offset by an adjustment of 1.3% due to a reevaluation of the Company’s FASB Accounting Standards Codification (“ASC”) Topic 740 accrual and an adjustment due to the favorable impact on taxable income as a result of the research and development tax credit and the exercise of non-qualified stock options.  The effective tax rate of 30.8% for the fiscal year ended January 31, 2009 is a result of a 33.5% effective tax rate, offset by an adjustment of 1.0% due to a reevaluation of the Company’s FASB ASC Topic 740 accrual and an adjustment of 1.7% due to the exercise of non-qualified stock options and their impact on taxable income.

Liquidity:

The Company’s cash and cash equivalents were $32.4 million on January 31, 2011 compared with $30.7 million on January 31, 2010, an increase of $1.7 million.  This increase is the net result of the positive cash flows provided by operating activities of $8.6 million, the exercise of stock options amounting to $0.8 million and proceeds from a new borrowing of $0.2 million, offset by payment of the quarterly cash dividends amounting to $3.6 million, investment in property and equipment amounting to $1.7 million, the acquisition of assets of Bio-Reaction Industries, LLC totaling $1.0 million, the purchase of treasury shares amounting to $0.9 million and payments on long-term debt totaling $0.7 million.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable, net were $15.3 million on January 31, 2011, an increase of $1.3 million compared with the prior fiscal year.  This increase in accounts receivable is reflective of the higher sales in the fiscal year ended January 31, 2011.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories totaled $15.5 million on January 31, 2011, a decrease of $0.7 million compared with the prior fiscal year.    Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved. We have been actively seeking to reduce our inventory where possible.

Current liabilities amounted to $11.2 million on January 31, 2011 compared with $10.2 million on January 31, 2010, an increase of $1.0 million. This increase is due primarily to increases in accounts payable and accrued salaries, wages and benefits, as well as an increase in the dividend payable as a result of a 10% increase in the amount of the quarterly dividend declared.

As of January 31, 2011 and 2010, working capital was $54.1 million and $53.0 million, respectively, and the current ratio was 5.8 and 6.2, respectively.

We expect that our major source of funding for normalized operations during fiscal 2012 and the immediate future thereafter will be our operating cash flow and our cash, cash equivalents, and short-term investments. We believe we have sufficient liquidity for the next several years to fund, at anticipated levels of growth, operations, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit through November 2011, subject to the terms thereof.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

Index

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At January 31, 2011, we were in compliance with both financial covenants. The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At January 31, 2011 and 2010, our liability/tangible net worth ratio using this measure was 0.39 times and 0.40 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At January 31, 2011 and 2010, our fixed charge coverage ratio using this measure was 1.43 times and 1.19 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of January 31, 2011, we were in compliance with all such provisions.

Management is not aware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in our liquidity or an increase in liquidity beyond the historical rate of increase. In addition, other than items discussed, there are no known material trends, favorable or unfavorable, in our capital resources and no expected material changes in the mix and relative cost of such resources.

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2011 amounted to $8.6 million compared with $15.6 million in the fiscal year ended January 31, 2010, a decrease of $7.0 million.  The fiscal year 2011 cash flows provided by operating activities were comprised of the following significant items: net income of $6.1 million, with adjustments for non-cash charges of depreciation and amortization of $1.8 million and stock-based compensation of $0.6 million. Additional increases to cash flows from operating activities included $0.7 million of inventory reductions and $1.0 million increase in accounts payable and accrued expenses, all of which were offset by a $1.5 million increase in the accounts receivable balance, a $0.7 million reduction of other non-current liabilities and a $0.2 million increase in prepaid expenses and other assets. The fiscal year 2010 cash flows provided by operating activities were comprised of the following significant items: net income of approximately $4.4 million, with adjustments for non-cash charges of depreciation and amortization of approximately $1.9 million and stock-based compensation of approximately $0.6 million.  Additional increases to cash flows from operating activities included approximately $6.4 million of accounts receivable collections, $4.3 million of inventory reductions and an increase in customers’ advances of approximately $0.5 million, all of which were offset by an approximately $2.6 million reduction in accounts payable and accrued expenses and an approximately $0.4 million reduction of other non-current liabilities.

Cash flows used in investing activities during the fiscal year ended January 31, 2011 amounted to $2.6 million compared with cash flows used in investing activities of $2.8 million for the fiscal year ended January 31, 2010, a decrease of $0.2 million.  The decrease in cash flows used in investing activities from the prior year is due to a reduction in the purchase of investments of $0.7 million and a reduction in acquisitions of property and equipment of $0.5 million, offset by the acquisition of assets of Bio-Reaction Industries, LLC for a purchase price of $1.0 million.

The acquisition of the Bio-Reaction Industries, LLC assets referenced above was accomplished on October 8, 2010 by the Company’s newly-formed wholly-owned subsidiary, Bio-Reaction Industries Inc. (“BRI”). With this acquisition, the Company is now able to offer products that utilize microbes to digest pollutants and odors, which we intend to sell to both commercial and municipal markets. These products extend our Duall brand product line of chemical and odor control systems as well as our Systems brand product line of thermal and oxidation equipment. BRI is included in our Product Recovery/Pollution Control Technologies reporting segment.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the fiscal year ended January 31, 2011 utilized $4.3 million of available resources, compared with $4.0 million utilized during the fiscal year ended January 31, 2010, an increase of $0.3 million. The increase in cash utilized is principally due to the purchase of treasury shares during the fiscal year ended January 31, 2011 in the amount of $0.9 million, partially offset by proceeds from the exercise of stock options in the amount of $0.8 million and the reduction of debt being $0.2 million lower than the same period last year.  Additionally, the Company received proceeds from a new borrowing during the quarter ended April 30, 2009 for the purchase of the Company’s new ERP system in the amount of $0.5 million.  The financing of

Index

the ERP system is over a three year period with no interest.  The Company anticipates the full implementation of the new ERP system to be completed during the early part of fiscal year 2013.

The Company paid $0.7 million of scheduled debt during the current fiscal year.  The percentage of long-term debt to equity at January 31, 2011 decreased to 3.6% compared with 4.4% at January 31, 2010.

The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010, June 11, 2010, and September 15, 2010 to shareholders of record as of February 26, 2010, May 28, 2010 and September 1, 2010, respectively.  The Board of Directors declared a quarterly dividend of $0.066 per share payable on December 17, 2010 and March 17, 2011 to shareholders of record as of December 3, 2010 and March 3, 2011, respectively.

The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”.   ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the “Plans”) as an asset or liability in the consolidated balance sheets, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheets date, effective for fiscal years ending after December 15, 2008.  The impact of adopting ASC Topic 715 resulted in a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $0.9 million and $0.2 million, prior to any deferred tax adjustment, in the fiscal years ended January 31, 2011 and 2010, respectively.  We froze the accrual of future benefits for our salaried and non-union hourly employees effective as of December 31, 2006, and for our union hourly employees effective as of December 31, 2008. As of January 31, 2011, our unfunded pension liability was approximately $5.9 million, and we expect to contribute approximately $3.0 million to the pension plans during the fiscal year ending January 31, 2012.

As part of our commitment to the future, the Company expended $2.2 million and $2.1 million on research and development in the fiscal years ended January 31, 2011 and 2010, respectively.

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

Contractual Obligations:

 The following table summarizes the Company’s contractual cash obligations as of January 31, 2011 by required payment periods:

						Total
						Contractual
Payments Due By	Long-Term	Purchase	Operating	Interest	Pension	Cash
Period	Debt	Obligations	Leases	Expense	Contributions	Obligations
Less than 1 Year	$532,540	$5,542,812	$117,203	$182,234	$2,997,815	$9,372,604
1 – 3 Years	768,478	-	156,147	299,109	1,989,122	3,212,856
3 – 5 Years	741,520	-	-	211,964	1,168,093	2,121,577
More than 5 Years	1,227,682	-	-	217,298	376,167	1,821,147
Total	$3,270,220	$5,542,812	$273,350	$910,605	$6,531,197	$16,528,184

Future expected obligations under the Company’s pension plans are included in the contractual cash obligations table above.  The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will contribute $2,997,815 to its pension and defined contribution plans during the fiscal year ending January 31, 2012.

Index

Recent Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605, “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. Generally Accepted Accounting Principles (“GAAP”).  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 is effective for the Company in the fiscal year beginning February 1, 2011.  The Company is currently evaluating the impact ASU No. 2009-13 will have on our financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that require new disclosures on 1) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and 2) in the reconciliation for Level 3 fair value measurements, the separate presentation of information about purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this update to ASC Topic 820 did not have a material impact on our financial position, results of operations or cash flows.

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

Depreciation and Amortization:

Property, plant and equipment, finite lived intangible assets and certain other long-lived assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property, plant and equipment, as well as intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Index

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

During the fiscal year ended January 31, 2011, we performed an impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Flex-Kleen which represents 53.5% of the total Company-wide goodwill.  For Flex-Kleen, the carrying value as of January 31, 2011 and 2010 amounted to $9.1 million and $9.5 million, respectively.  The fair value of Flex-Kleen as of January 31, 2011 and 2010 totaled $12.3 million and $12.1 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $3.2 million and $2.6 million at January 31, 2011 and 2010, respectively.  Therefore, as of January 31, 2011, Flex-Kleen’s goodwill was not impaired.

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, actual results exceeded the projected results used in our impairment model.  During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen. In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below the projections but operating profit was slightly above the projections in our impairment model. Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Flex-Kleen by $1.9 million, $1.1 million, and $1.0 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of its goodwill.

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 13 to the consolidated financial statements and include, among others, the discount rate and the expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below that which is required by our impairment model, while the fiscal year 2011 operating profit was slightly higher than the amount which is required by our impairment model.  During the fiscal year ended January 31, 2011, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge. While we project that Flex-Kleen’s performance during the fiscal year ending January 31, 2012 will be sufficient to avoid an impairment charge, our projections are forward-looking statements where the actual results may not be as we presently anticipate;

•	materially adverse changes in economic conditions (i) in the markets served by us or (ii) in significant customers of ours;
•	material changes in available technology;
•
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the imposition of punitive damages or other adverse developments in the availability of insurance coverage. During the fiscal year ended January 31, 2011, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite the alleged insolvency of this one insurer, we continue to believe that our insurance coverage is adequate for the cases currently pending against us and, assuming the continuation of the current profile and volume of cases, for the cases that may be filed against us in the foreseeable future;

•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of January 31, 2011 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix and the cost of materials, with effect on margins;

Index

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2011 was $3.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2011. Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.   The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As of January 31, 2011 the effective fixed interest rate was 7.08% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2011.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $172,814 (net of tax) and $162,530 (net of tax) at January 31, 2011 and 2010, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in The Netherlands, Canada and the People’s Republic of China.  In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results.  Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the fact that most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ending January 31, 2012.

Index

Item 8.   Financial Statements and Supplementary Data:

Index

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of January 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of January 31, 2011 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of January 31, 2011, has been audited by Marcum LLP, an independent registered public accounting firm. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011.

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
March 17, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited the accompanying consolidated balance sheets of Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended January 31, 2011 and 2010 included on page 65. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
March 17, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) for the year ended January 31, 2009. Our audit also included the financial statement schedule as of and for the year ended January 31, 2009 included on page 65. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Met-Pro Corporation’s operations and their cash flows for the year ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Margolis & Company P.C.

Margolis & Company P.C
Bala Cynwyd, Pennsylvania
February 20, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited Met-Pro Corporation’s (the “Company”) internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting; and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Met-Pro Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows and the related financial statement schedule for the years then ended of the Company, and our report dated March 17, 2011 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
March 17, 2011

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years ended January 31,
	2011	2010	2009
Net sales	$88,865,426	$80,132,493	$103,391,926
Cost of goods sold	56,587,326	52,755,941	67,290,930
Gross profit	32,278,100	27,376,552	36,100,996

Operating expenses
Selling	11,674,270	9,741,528	10,704,584
General and administrative	11,633,509	11,122,469	11,339,333
	23,307,779	20,863,997	22,043,917
Income from operations	8,970,321	6,512,555	14,057,079

Interest expense	(212,470)	(224,143)	(228,249)
Other income, net	362,046	260,177	429,074
Income before taxes	9,119,897	6,548,589	14,257,904

Provision for taxes	2,980,765	2,108,778	4,396,839
Net income	$6,139,132	$4,439,811	$9,861,065

Earnings per share
Basic	$.42	$.30	$.66
Diluted	$.42	$.30	$.65

Average number of common and
common equivalent shares outstanding
Basic	14,629,215	14,602,276	14,909,809
Diluted	14,758,659	14,675,735	15,219,540
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$32,400,814	$30,662,104
Short-term investments	497,155	725,004
Accounts receivable, net of allowance for
doubtful accounts of approximately
$444,000 and $204,000, respectively	15,311,322	14,011,950
Inventories	15,474,430	16,136,521
Prepaid expenses, deposits and other current assets	1,578,176	1,709,664
Deferred income taxes	84,155	-
Total current assets	65,346,052	63,245,243

Property, plant and equipment, net	19,863,031	19,860,751
Goodwill	20,798,913	20,798,913
Other assets	2,038,332	703,452
Total assets	$108,046,328	$104,608,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$532,540	$534,251
Accounts payable	4,864,724	4,297,936
Accrued salaries, wages and benefits	1,650,314	1,020,383
Other accrued expenses	2,286,043	2,405,308
Dividend payable	967,445	876,279
Customers’ advances	907,107	882,637
Deferred income taxes	-	181,253
Total current liabilities	11,208,173	10,198,047

Long-term debt	3,011,988	3,536,755
Accrued pension retirement benefits	6,553,262	8,127,412
Other non-current liabilities	54,195	51,998
Deferred income taxes	2,745,786	1,716,563
Total liabilities	23,573,404	23,630,775
Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued,
of which 1,270,417 and 1,311,664 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,448,249	2,988,950
Retained earnings	93,113,247	90,662,820
Accumulated other comprehensive loss	(3,201,767)	(3,679,641)
Treasury shares, at cost	(10,479,673)	(10,587,413)
Total shareholders’ equity	84,472,924	80,977,584
Total liabilities and shareholders’ equity	$108,046,328	$104,608,359
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended January 31,
	2011	2010	2009

Cash flows from operating activities
Net income	$6,139,132	$4,439,811	$9,861,065
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,824,685	1,931,512	1,924,611
Deferred income taxes	439,069	406,754	913,356
(Gain) loss on sales of property and equipment, net	8,231	(20,585)	(18,174)
Loss on sale of investments	-	-	11,102
Stock-based compensation	645,891	645,967	432,204
Allowance for doubtful accounts	240,133	37,189	14,695
Change in operating assets and liabilities:
Accounts receivable	(1,464,863)	6,409,090	2,414,216
Inventories	676,071	4,280,330	723,256
Prepaid expenses, deposits and other assets	(243,598)	(9,904)	(279,422)
Accounts payable and accrued expenses	977,454	(2,551,921)	(3,113,308)
Customers’ advances	22,004	524,678	96,670
Other non-current liabilities	(666,704)	(447,208)	(838,184)
Net cash provided by operating activities	8,597,505	15,645,713	12,142,087

Cash flows from investing activities
Proceeds from sales of property and equipment	36,387	40,318	20,785
Acquisitions of property and equipment	(1,665,949)	(2,133,807)	(1,580,528)
Purchase of investments	(745,218)	(1,445,004)	-
Proceeds from maturities of investments	725,004	720,000	-
Increase in securities available for sale	-	-	(472)
Proceeds from sale of securities	-	-	11,190
Payment for acquisition of business	(955,268)	-	-
Net cash (used in) investing activities	(2,605,044)	(2,818,493)	(1,549,025)

Cash flows from financing activities
Proceeds from new borrowings	189,074	485,336	-
Reduction of debt	(717,134)	(926,497)	(1,664,252)
Exercise of stock options	780,834	225,584	1,912,398
Payment of dividends	(3,597,539)	(3,504,026)	(3,359,962)
Purchase of treasury shares	(935,631)	(251,612)	(7,694,333)
Net cash (used in) financing activities	(4,280,396)	(3,971,215)	(10,806,149)
Effect of exchange rate changes on cash	26,645	56,446	55,863
Net increase (decrease) in cash and cash equivalents	1,738,710	8,912,451	(157,224)
Cash and cash equivalents at beginning of year	30,662,104	21,749,653	21,906,877
Cash and cash equivalents at end of year	$32,400,814	$30,662,104	$21,749,653
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2008	$1,592,881	$1,897,655	$83,267,096	$1,340,427	($4,854,891)	$83,243,168
Comprehensive income:
Net income	-	-	9,861,065	-	-
Pension measurement	-	-	7,969	-	-
Foreign currency translation adjustment	-	-	-	(771,445)	-
Interest rate swap, net of tax of $67,972	-	-	-	(115,736)	-
Securities available for sale, net of tax
of ($537)	-	-	-	914	-
Minimum pension liability adjustment,
net of tax of $2,806,393	-	-	-	(4,778,453)	-
Total comprehensive income						4,204,314
Dividends paid, $.165 per share	-	-	(2,532,815)	-	-	(2,532,815)
Dividend declared, $.06 per share	-	-	(876,007)	-	-	(876,007)
Stock-based compensation	-	432,204	-	-	-	432,204
Stock option transactions	-	46,769	-	-	1,865,629	1,912,398
Purchase of 731,735 treasury shares	-	-	-	-	(7,694,333)	(7,694,333)
Stock option tax benefit	-	88,552	-	-	-	88,552
Common share adjustment	(13)	13	-	-	-	-
Balances, January 31, 2009	1,592,868	2,465,193	89,727,308	(4,324,293)	(10,683,595)	78,777,481
Comprehensive income:
Net income	-	-	4,439,811	-	-
Foreign currency translation adjustment	-	-	-	439,575	-
Interest rate swap, net of tax of ($35,603)	-	-	-	60,621	-
Minimum pension liability adjustment,
net of tax of ($84,838)	-	-	-	144,456	-
Total comprehensive income						5,084,463
Dividends paid, $.18 per share	-	-	(2,628,020)	-	-	(2,628,020)
Dividends declared, $.06 per share	-	-	(876,279)	-	-	(876,279)
Stock-based compensation	-	645,967	-	-	-	645,967
Stock option transactions	-	(122,210)	-	-	347,794	225,584
Purchase of 26,237 treasury shares	-	-	-	-	(251,612)	(251,612)
Balances, January 31, 2010	1,592,868	2,988,950	90,662,820	(3,679,641)	(10,587,413)	80,977,584
Comprehensive income:
Net income	-	-	6,139,132	-	-
Foreign currency translation adjustment	-	-	-	(82,149)	-
Interest rate swap, net of tax of $6,040	-	-	-	(10,284)	-
Minimum pension liability adjustment,
net of tax of ($334,943)	-	-	-	570,307	-
Total comprehensive income						6,617,006
Dividends paid, $.18 per share	-	-	(2,721,260)	-	-	(2,721,260)
Dividends declared, $.066 per share	-	-	(967,445)	-	-	(967,445)
Stock-based compensation	-	645,891	-	-	-	645,891
Stock option transactions	-	(262,537)	-	-	1,043,371	780,834
Purchase of 86,406 treasury shares	-	-	-	-	(935,631)	(935,631)
Stock option tax benefit	-	75,945	-	-	-	75,945
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	($3,201,767)	($10,479,673)	$84,472,924
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

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

Basis of presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Industrial Services Inc. and Bio-Reaction Industries Inc.  Significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior year information to conform with the current year presentation.

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

Foreign currency translation:

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period.  Translation gains and losses are reported as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity.

Fair Value of Financial Instruments:

Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

We use the following valuation techniques to measure fair value for our assets and liabilities:

Level 1	Quoted market prices in active markets for identical assets or liabilities;

Level 2
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The amounts reported on the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, other assets and short-term debt approximate fair value due to the short-term nature of these instruments.

Inventories:

Inventories are stated at the lower of cost (principally first-in, first-out) or market, except for the inventory in the Met-Pro Global Pump Solutions business unit (Dean Pump product brand) which is determined on the last-in, first-out basis (see Note 5).

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

The carrying amount of all long-lived assets is evaluated periodically to determine if an adjustment to the depreciation period or the non-depreciated balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2011.

Goodwill:

The Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, and ASC Topic 350-20, “Goodwill”.  ASC Topic 805 requires, among other things, that (1) the purchase method of accounting be used for all business combinations, (2) specific criteria be established for the recognition of intangible assets separately from goodwill and (3) additional information about acquired intangible assets be provided.  ASC Topic 350-20 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Among other things it requires that goodwill not be amortized for financial statement purposes; instead, management is required to test goodwill for impairment at least annually.  The Company performed its annual impairment test for each reporting unit in the fourth quarter of the fiscal year ended January 31, 2011 using a fair value approach.  The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions were based upon the outlook of markets and industries, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital applicable to Met-Pro Corporation.

No impairment was present upon performing this test since the fair value of each reporting unit exceeded its carrying value, including goodwill.  At January 31, 2011, the goodwill associated with the Company’s three reporting segments and one other segment totaled $20,798,913.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The changes in the carrying amount of goodwill by the three reporting segments and one other segment for the fiscal year ended January 31, 2011 are as follows:

	Product Recovery/		Mefiag	Filtration/
	Pollution Control	Fluid Handling	Filtration	Purification
	Technologies	Technologies	Technologies	Technologies	Total
Balance as of February 1, 2010	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913
Goodwill acquired during the period	-	-	-	-	-
Balance as of January 31, 2011	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913

Other intangible assets:

The Company maintains intangible assets with finite and indefinite lives.   The following is a summary of the Company’s components of other intangible assets, as of January 31, 2011, which is reported in other assets on the consolidated balance sheets.

	January 31, 2011		January 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Patents	$709,132	($70,452)	$64,590	($45,433)
Customer lists	339,823	(217,093)	214,823	(205,663)
Intellectual property	195,886	(195,886)	195,886	(195,886)
Other	181,337	(78,517)	131,337	(62,949)
	$1,426,178	($561,948)	$606,636	($509,931)

Unamortized intangible assets
Trademarks	$10,500	$0	$500	$0

The following is a summary of the amortization expense related to the Company’s components of other intangible assets:

Amortization Expense
For the year ended January 31, 2009	$24,103
For the year ended January 31, 2010	37,047
For the year ended January 31, 2011	52,017

Estimated Amortization Expense
For the year ended January 31, 2012	$104,912
For the year ended January 31, 2013	94,680
For the year ended January 31, 2014	78,013
For the year ended January 31, 2015	77,568
For the year ended January 31, 2016	76,621
Thereafter	432,436
$864,230

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

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

Advertising:

Advertising costs are charged to operations in the year incurred and were $988,217, $938,046 and $1,091,971 for the years ended January 31, 2011, 2010, and 2009, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $2,242,052, $2,145,716 and $1,845,562 for the years ended January 31, 2011, 2010, and 2009, respectively.

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

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) and awards of restricted stock units during each year.

Dividends payable:

On January 5, 2011, the Board of Directors declared a $0.066 per share quarterly cash dividend payable on March 17, 2011 to shareholders of record at the close of business on March 3, 2011, amounting to an aggregate of $967,445.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents (see Note 3) and trade accounts receivable.  The Company believes concentrations of accounts receivable credit risk are limited due to the number of customers and dispersion among the operating segments and geographic areas.  It is the policy of management to review the outstanding accounts receivable balance at the end of each reporting period, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

Supplemental cash flow information:

	2011	2010	2009
Cash paid during the year for:
Interest	$210,497	$220,919	$248,970
Income taxes	2,096,789	1,608,485	4,305,042

Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Recent accounting pronouncements:

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that require new disclosures on the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and in the reconciliation of Level 3 fair value measurements, present separately, information about purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this update to ASC Topic 820 does not have a material impact on our financial position, results of operations or cash flows.

NOTE 2:               BUSINESS COMBINATION

On October 8, 2010, the Company’s newly-formed wholly-owned subsidiary, Bio-Reaction Industries Inc. (“BRI”), completed its acquisition of substantially all of the assets of Bio-Reaction Industries, LLC. As a result of this combination, the Company is now able to offer products that utilize microbes to digest pollutants and odors, which we intend to sell to both commercial and municipal markets. These products extend our Duall brand

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

product line of chemical and biological odor control systems as well as our Systems brand product line of thermal and oxidation equipment. BRI is included in our Product Recovery/Pollution Control Technologies reporting segment.

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

Intangible assets amounting to $750,000 with finite lives acquired from BRI are being amortized on a straight-line basis over their estimated useful lives, which range from two to twelve years with a weighted average amortization life of approximately eight years. Trademarks amounting to $10,000 with indefinite lives acquired from BRI are not being amortized.

NOTE 3:               FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and cash equivalents at January 31, 2011 and 2010 amounted to $32,400,814 and $30,662,104, respectively. The cash and cash equivalents balance at January 31, 2011 was comprised of the following: (i) cash amounting to $3,945,981 and (ii) cash equivalents consisting of money market funds amounting to $28,454,833.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Short-term investments:

Short-term investments at January 31, 2011 and 2010 amounted to $497,155 and $725,004, respectively. The short-term investments at January 31, 2011 were comprised of certificates of deposit with twelve month maturity dates. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Long-term investments:

Long-term investments at January 31, 2011 and 2010 amounted to $248,063 and $0, respectively, which is reported in other assets on the consolidated balance sheets.  The long-term investment at January 31, 2011 was comprised of a certificate of deposit with a fourteen month maturity date. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Debt:

The fair value and carrying amount of long-term debt were as follows:

	January 31,
	2011	2010
Fair value	$3,858,888	$4,422,584
Carrying amount	3,544,528	4,071,006

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The Company uses interest rate swaps (see Note 7) to minimize its exposure to fluctuations in interest rates.  The interest rate differential to be paid or received under these agreements is recognized over the term of the loan and is included in interest expense.

The Company’s financial instruments are not held for trading purposes.

Fair value measurements:

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at January 31, 2011 and 2010:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,400,814	$32,400,814	$0	$0
Short-term investments	497,155	497,155	-	-
Long-term investments	248,063	248,063	-	-
Cash surrender value - life insurance policies	912,417	-	912,417	-
Interest rate swap agreement	274,308	-	274,308	-
	$34,332,757	$33,146,032	$1,186,725	$0

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$30,662,104	$30,662,104	$0	$0
Short-term investments	725,004	725,004	-	-
Cash surrender value - life insurance policies	606,243	-	606,243	-
Interest rate swap agreement	257,984	-	257,984	-
	$32,251,335	$31,387,108	$864,227	$0

There were no transfers of assets or liabilities between Level 1 and Level 2 in the fiscal years ended January 31, 2011 or 2010.

In determining the fair value of the Company’s interest rate swap agreement, the Company uses a present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of the instrument and the credit default interest swap market to reflect the credit risk of either the Company or the counterparty.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

NOTE 4:               EARNINGS PER SHARE COMPUTATIONS

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options and awards of restricted stock units are included in the computation of diluted earnings per share. The dilutive effect of stock options is calculated using the treasury stock method and expected proceeds upon exercise of the stock options.

The following table summarizes the shares used in computing basic and diluted net income per common share:

	January 31,
	2011	2010	2009
Numerator:
Net income	$6,139,132	$4,439,811	$9,861,065
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,629,215	14,602,276	14,909,809
Dilutive effect of stock-based compensation plans	129,444	73,459	309,731
Weighted average common shares outstanding during the period for diluted computation	14,758,659	14,675,735	15,219,540

Earnings per share, basic	$.42	$.30	$.66
Earnings per share, diluted	$.42	$.30	$.65

For the fiscal years ended January 31, 2011, 2010 and 2009, employee stock options to purchase 642,585, 944,096 and 425,000 shares of common stock were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercises were greater than the average market price of the Company’s common shares during this period.

NOTE 5:               INVENTORIES

Inventories consisted of the following:

	January 31,
	2011	2010
Raw materials	$11,639,410	$11,965,727
Work in process	1,914,412	2,023,065
Finished goods	1,920,608	2,147,729
	$15,474,430	$16,136,521

At January 31, 2011 and 2010, inventories valued at the last-in, first-out method (“LIFO”) were $1,863,303 and $2,272,280, respectively.  The LIFO value of inventories was lower than replacement cost by $1,536,993 and $1,632,627 at January 31, 2011 and 2010, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $902,000 and $983,000 at January 31, 2011 and January 31, 2010, respectively, as a result of applying the provisions of FASB ASC Topic 805, “Business Combinations”, to an acquisition completed in a prior year.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

NOTE 6:               PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2011	2010
Land	$2,449,329	$2,456,676
Buildings and improvements	20,051,371	19,936,325
Machinery and equipment	13,769,406	13,186,060
Furniture and fixtures	5,612,378	5,164,530
Automotive equipment	1,459,614	1,444,540
Construction in progress	1,619,561	1,293,873
	44,961,659	43,482,004
Less accumulated depreciation	25,098,628	23,621,253
	$19,863,031	$19,860,751

Land includes a vacant plot available for sale in Heerenveen, The Netherlands amounting to $499,139 and $505,373 for the fiscal years ended in 2011 and 2010, respectively.

Depreciation of property, plant and equipment charged to operations amounted to $1,772,668, $1,894,465 and $1,900,508 for the fiscal years ended in 2011, 2010 and 2009, respectively.

NOTE 7:               DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,410,760 which can be used for working capital.  Of the total lines of credit available, the foreign unsecured line of credit totals $410,760 (300,000 Euro).  As of January 31, 2011 and 2010 the Company had no outstanding borrowings on its lines of credit.

Short-term and long-term debt consisted of the following:

	January 31,
	2011	2010
Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of
2.50% at January 31, 2011), maturing April, 2021,
collateralized by the Telford, PA building	$2,396,878	$2,630,720

Note payable, bank, payable in quarterly installments of
$34,230 (25,000 Euro), plus interest at a fixed rate of
3.82%, maturing January, 2016	684,600	831,782

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	188,742	350,520

	3,270,220	3,813,022
Less current portion	532,540	534,251
	2,737,680	3,278,771
Fair market value of interest rate swap liability	274,308	257,984
Long-term portion	$3,011,988	$3,536,755

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

One of the notes payable and the bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of January 31, 2011, the Company was in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%. As of January 31, 2011, the effective fixed interest rate was 7.08% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2011.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $172,814 (net of tax), $162,530 (net of tax) and $223,151 (net of tax) at January 31, 2011, 2010 and 2009, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $1,271,651 as of January 31, 2011, which have expiration dates during the fiscal years ending January 31, 2012 and 2013, in the amounts of $68,186 and $1,203,465, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2012	$532,540
2013	397,718
2014	370,760
2015	370,760
2016	370,760
Thereafter	1,227,682
$3,270,220

NOTE 8:               ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of January 31 was comprised of the following:

	2011	2010
Interest rate swap, net of tax	($172,814)	($162,530)
Foreign currency translation adjustment	1,038,123	1,120,272
Minimum pension liability adjustment, net of tax	(4,067,076)	(4,637,383)
	($3,201,767)	($3,679,641)

NOTE 9:               SHAREHOLDERS’ EQUITY

During the fiscal year ended January 31, 2011, the Company repurchased 86,406 shares pursuant to a 300,000 share stock repurchase program authorized by the Company’s Board of Directors on November 5, 2008.  The 300,000 share stock repurchase program has no fixed expiration date and, as of January 31, 2011, there were 187,357 shares remaining under the program.

The Company has a Shareholders’ Rights Plan, as amended, under which the Company’s Board of Directors declared a dividend of one Right for each Common Share owned.   The Plan provides, under certain conditions

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

involving acquisition of the Company’s Common Shares, that holders of Rights, except for the acquiring entity, would be entitled to purchase Common Shares of the Company, or acquiring company, having a value of twice the Rights’ exercise price.  The Rights under the Plan expire in 2020.

NOTE 10:            STOCK-BASED COMPENSATION

The Company grants equity awards to its senior executives and non-employee Directors, typically in December of each year.  Historically, this has consisted of stock option awards. In December 2010, the Company’s Board of Directors approved a change in practice to begin awarding non-employee Directors restricted stock units (“RSUs”).

Restricted Stock Units:

On December 17, 2010, the Company awarded an aggregate of 12,315 RSUs to its five non-employee Directors. Each RSU entitles the grantee to receive, from the Company, one Common Share at the one year anniversary vesting date in accordance with the terms of the award agreement. The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the Board of Directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on December 17, 2010 was $12.18 (which is the average of the high and low price of the Company’s Common Shares as quoted on the NYSE that day). As of January 31, 2011, there was $149,997 of unrecognized compensation expense for these RSUs, which will be recognized in the fiscal year ending January 31, 2012. Prior to December 17, 2010, the Company had never granted any RSUs.

The following table summarizes RSUs awarded for the fiscal year ended January 31, 2011:

Units
Non-vested at February 1, 2010	0
Granted	12,315
Vested	-
Forfeited	-
Non-vested at January 31, 2011	12,315

Stock options:

On December 17, 2010, December 11, 2009, and December 3, 2008, the Company issued 125,448, 236,083 and 206,600 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  The December 2010 awards were made to the Company’s senior executives; the awards in the prior two years were made to the Company’s senior executives as well as the Company’s non-employee Directors. In the event of a “change of control”, any unvested options shall become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date with an expiration date of June 3, 2011.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted in the month of December during the fiscal years ended January 31, 2011, 2010 and 2009 were  $3.95, $3.26 and $3.41 per option, respectively. The per share fair value weighted-average at the date of grant for stock options granted on March 27, 2009 was $2.01 per option.

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

	Fiscal Years Ended
	January 31,
	2011	2010	2009

Expected term (years)	5.0	3.0 - 5.0	5.0
Risk-free interest rate	1.90% - 3.53%	1.90% - 4.50%	3.53% - 4.50%
Expected volatility	29% - 45%	29% - 39%	29%
Dividend yield	1.88% - 2.48%	1.86% - 2.80%	1.86% - 1.88%

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

The following table summarizes stock option transactions for the fiscal year ended January 31, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Life (years)	Value
Options:
Outstanding at February 1, 2010	1,373,027	$9.6866	6.41
Granted	125,448	12.1800
Forfeited	30,750	10.3897
Expired	65,868	11.2054
Exercised	127,653	6.1168
Outstanding at January 31, 2011	1,274,204	$10.1942	6.29	$1,265,764

Exercisable at January 31, 2011	952,358	$9.9445	5.34	$1,099,432

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2011, 2010 and 2009 was $617,594, $187,577 and $2,612,602, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.50 – 6.99	39,825	1.57	$5.5328	39,825	$5.5328
$7.00 – 8.99	121,450	3.91	7.4583	121,450	7.4583
$9.00 – 9.99	470,344	6.26	9.4848	326,949	9.3948
$10.00 – 10.99	155,337	5.76	10.8975	155,337	10.8975
$11.00 – 11.99	361,800	6.62	11.5575	308,797	11.5939
$12.00 – 12.99	125,448	9.88	12.1800	-	-
	1,274,204	6.29	$10.1942	952,358	$9.9445

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

As of January 31, 2011, there was $1,078,282 (excludes an unrecognized compensation cost of $149,997 related to RSUs) of total unrecognized compensation cost related to non-vested stock option arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

NOTE 11:             INCOME TAXES

The provision (benefit) for income taxes was comprised of the following:

	2011	2010	2009
Current
Federal	$2,106,753	$1,464,160	$2,880,591
State	299,616	199,327	463,805
Foreign	135,327	38,537	139,087
	2,541,696	1,702,024	3,483,483
Deferred
Federal	429,442	377,441	825,509
State	37,892	33,304	72,839
Foreign	(28,265)	(3,991)	15,008
	$2,980,765	$2,108,778	$4,396,839

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	January 31,
	2011	2010
Deferred tax assets
Inventory cost capitalization	$131,255	$166,561
Pension cost	2,460,898	3,045,811
Management incentive	178,825	-
Non-compete agreements	31,967	64,033
Stock options	363,429	279,679
Interest rate swap	101,494	95,454
Other	401,038	180,658
Total deferred tax assets	3,668,906	3,832,196

Deferred tax liabilities
Property, plant and equipment	2,255,538	1,928,751
Inventory – LIFO	333,764	363,723
Prepaid expenses	200,876	195,910
Goodwill	3,540,359	3,241,628
Total deferred tax liabilities	6,330,537	5,730,012
Net deferred tax (liabilities)	($2,661,631)	($1,897,816)

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2011		2010		2009
Computed expected
federal tax expense	$3,100,765	34.0%	$2,226,520	34.0%	$4,847,687	34.0%
Manufacturing exemption	(207,968)	(2.3)	(129,428)	(2.0)	(187,029)	(1.4)
State income taxes,
net of federal
income tax benefit	197,747	2.2	131,556	2.0	306,111	2.1
Research and
development tax credits	(143,361)	(1.5)	(121,917)	(1.9)	(105,463)	(.7)
Stock option tax expense/
(benefit)	20,076.2		82,030	1.3	(591,550)	(4.1)
Other	13,506.1		(79,983)	(1.2)	127,083.9
Effective income taxes	$2,980,765	32.7%	$2,108,778	32.2%	$4,396,839	30.8%

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

During the fiscal year ended January 31, 2011, the Company performed an evaluation of its position with regard to the state, federal and foreign tax matters.  This evaluation concluded that the Company did not have an unrecognized tax benefit as of January 31, 2011 and 2010.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The following table summarizes tax years that remain subject to examination by major jurisdictions:

Open Tax Year
Examination Not Yet
	Examination in Progress	Initiated
United States
Federal	n/a	2009 – 2011
State	n/a	2007 – 2011
Canada	n/a	2006 – 2011
The Netherlands	n/a	2007 – 2011
People’s Republic of China	n/a	2011

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

NOTE 12:            LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes.  Future minimum lease payments under these non-cancelable operating leases at January 31, 2011 are as follows:
2012	$117,203
2013	104,984
2014	51,163
$273,350

Rental expense for the above operating leases during the fiscal years ended in 2011, 2010, and 2009 was $111,878, $89,602 and $98,267, respectively.

NOTE 13:            EMPLOYEE BENEFIT PLANS

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

In the fiscal year ended January 31, 2007, the Company adopted FASB ASC Topic 715, “Compensation – Retirement Benefits”, which requires the recognition of the overfunded or underfunded status of its pension plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year they occur.  The Company recognized the liability for the funded status in its consolidated balance sheets.  During the fiscal year ended January 31, 2009, the Company changed the annual measurement date and the plan year end date to January 31.

On January 31, 2011, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation).  This difference is principally due to the decline in the market value of investments during the fiscal year ended January 31, 2009.

A pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2011 as a decrease to the pension liability with a corresponding increase to shareholders’ equity.  During the fiscal year ended January 31, 2011, the Company recorded an after-tax increase to shareholders’ equity of $570,307.

Net periodic pension cost (income) included the following components:

	2011	2010	2009
Service cost - benefits earned during the period	$211,500	$69,225	$144,072
Interest cost on projected benefit obligation	1,118,007	1,134,779	1,349,383
Expected return on assets	(1,011,021)	(785,901)	(1,653,966)
Amortization	243,640	240,890	39,006
Curtailment loss	-	-	51,044
	$562,126	$658,993	($70,461)

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheets at January 31, 2011 and 2010:

	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$19,711,075	$18,045,229
Service cost	211,500	69,225
Interest cost	1,118,007	1,134,779
Actuarial loss	841,333	1,656,791
Administrative expenses	(204,011)	(210,908)
Benefits paid	(1,002,585)	(984,041)
Benefit obligation at end of year	$20,675,319	$19,711,075

Change in plan assets:
Fair value of plan assets at beginning of year	$11,930,933	$9,261,376
Actual gain on plan assets	2,513,964	2,431,096
Employer contribution	1,569,244	1,433,410
Administrative expenses	(204,011)	(210,908)
Benefits paid	(1,002,585)	(984,041)
Fair value of plan assets at end of year	$14,807,545	$11,930,933

Funded status:	($5,867,774)	($7,780,142)
Unrecognized actuarial loss	6,455,676	7,360,926
Net amount recognized	$587,902	($419,216)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability – short term	($97,815)	($104,508)
Accrued benefit liability – long term	(5,769,959)	(7,675,634)
Accumulated other comprehensive loss	6,455,676	7,360,926
Net amount recognized	$587,902	($419,216)

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $20,675,319, $20,675,319 and $14,807,545, respectively, as of January  31, 2011, and $19,711,075, $19,711,075 and $11,930,933, respectively, as of January  31, 2010.

The Company contributed $1,569,244 to the pension plans during the plan year ended January 31, 2011 and expects an additional contribution of $2,997,815 during the Company’s fiscal year ending January 31, 2012.

The following benefit payments, as appropriate, are expected to be paid:

Year Ending
January 31,
2012	$1,099,563
2013	1,190,730
2014	1,230,092
2015	1,286,426
2016	1,332,625
2017 – 2021	7,056,456
$13,195,892

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2011	2010	2009
Discount rate	5.50%	5.75%	6.50%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2011	2010	2009
Discount rate	5.75%	6.50%	6.25%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans.  This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	January 31,	January 31,
	2011	2010
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation:
Equity securities	80%	77%
Debt securities	20%	23%
Total	100%	100%

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The fair value of the Company’s pension plans’ assets at January 31, 2011 by asset class are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class:
Equity securities
U.S. large cap equities (a)	$9,558,142	$0	$9,558,142	$0
U.S. mid cap equities (a)	1,471,812	-	1,471,812	-
U.S. small cap equities (a)	740,232	-	740,232	-
Fixed income securities
Intermediate duration corporate and
government bonds (b)	2,923,014	-	2,923,014	-
Cash and cash equivalents (c)	114,345	-	114,345	-
Total pension assets	$14,807,545	$0	$14,807,545	$0

(a)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.

(b)
Investments in this category consist of a fixed income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds, that together are designed to track the performance of the Barclay's Capital Aggregate Bond Index.

(c)	Cash is comprised of money market funds, which are valued utilizing the net asset value per unit based on the fair value of the underlying assets as determined by the fund’s investment managers.

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded.  The Plan is designed to provide pension benefits based on the category of the Director and length of service.  The aggregate benefit obligation payable in the future under the terms of the Plan was $584,870 and $620,313 at January 31, 2011 and 2010, respectively.  The current portion of the benefit obligation amounted to $82,333 and $89,000, respectively, and is presented under the accrued salaries, wages and benefits category on the consolidated balance sheets.  The non-current portion of the benefit obligation amounted to $502,537 and $531,313, respectively, and is presented under the accrued pension retirement benefits category on the consolidated balance sheets.  The amounts applicable are included in the tables above.  This plan was discontinued in December 1999 with respect to non-vested Directors.

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21.  Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan.  The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation.  Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service.  Effective February 1, 2008, the non-bargaining unit employees in the United States were eligible for the discretionary contributions under the Plan.  The discretionary contribution is (i) 2% for employees under 45 years old or with less than five years of service, (ii) 3% for employees 45 years or older and between five to nine

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service.  The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level.  The Company provided cash contributions to the 401(k) profit sharing plan of $709,470, $673,135 and $705,780 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the Plan.  There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended January 31, 2011, 2010 and 2009.  All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

Equity Incentive Plans:

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2011	2010	2009
Options outstanding, beginning	69,924	113,067	242,858
Grants	-	-	-
Exercises	34,136	43,143	129,791
Cancellations	-	-	-
Options outstanding, ending	35,788	69,924	113,067

Options price range at January 31	$5.5476	$5.1047	$4.1133
	to	to	to
	$9.6440	$9.6440	$9.6440

Options exercisable at January 31	35,788	69,924	113,067
Options available for grant at January 31	0	0	0
2001 Plan	2011	2010	2009
Options outstanding, beginning	488,037	500,483	682,973
Grants	51,116	-	-
Exercises	93,517	-	143,820
Cancellations	-	12,446	38,670
Options outstanding, ending	445,636	488,037	500,483

Options price range at January 31	$5.5181	$5.5181	$5.5181
	to	to	to
	$12.1800	$11.7500	$11.7500

Options exercisable at January 31	394,520	485,370	492,979
Options available for grant at January 31	0	51,116	38,670
2005 Plan	2011	2010	2009
Awards outstanding, beginning	815,066	579,983	412,450
Grants (a)	66,804	241,083	206,600
Exercises	-	-	19,333
Cancellations	96,618	6,000	19,734
Awards outstanding, ending (a)	785,252	815,066	579,983

Exercise price at January 31	$8.5600	$8.5600	$10.8975
	to	to	to
	$12.1800	$11.7500	$11.7500

Awards exercisable at January 31	522,050	383,778	179,499
Awards available for grant at January 31	84,303	54,489	289,572
2008 Plan	2011	2010	2009
Awards outstanding, beginning	-	-	-
Grants	19,843	-	-
Exercises	-	-	-
Cancellations	-	-	-
Awards outstanding, ending	19,843	-	-

Exercise price at January 31	$12.1800	-	-

Awards exercisable at January 31	-	-	-
Awards available for grant at January 31	730,157	750,000	750,000
(a)	Grants under the 2005 Plan for the fiscal year ending January 31, 2011 include 12,315 RSUs.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The weighted average exercise prices (adjusted for stock split) of the Company’s stock options for the fiscal year ended January 31 were as follows:

	2011	2010	2009
Options outstanding, beginning	$9.6866	$9.5374	$8.5920
Grants	$12.1800	$9.6666	$11.3450
Exercises	$6.1168	$5.2287	$6.5282
Cancellations	$10.9450	$10.1973	$9.4811
Options outstanding, ending	$10.1942	$9.6866	$9.5374

NOTE 14:            OTHER INCOME, NET

Other income, net was comprised of the following for the fiscal year ended January 31:

	2011	2010	2009
Interest income	$221,972	$218,165	$377,018
Other miscellaneous income	140,074	42,012	52,056
	$362,046	$260,177	$429,074

NOTE 15:            BUSINESS SEGMENTS AND OTHER INFORMATION

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

The Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in FASB ASC Topic 280-10-50-12. The Company’s analysis is that FASB ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal year ended January 31, 2011, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under FASB ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

The following is a description of each segment:

Product Recovery/Pollution Control Technologies: This reportable segment consists of one operating segment that manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Met-Pro Environmental Air Solutions (the combination of the Duall, Systems, Flex-Kleen, Bio-Reaction Industries and Met-Pro Industrial Services product brands), Met-Pro Product Recovery/Pollution Control Technologies Inc., and Strobic Air Corporation business units.

Fluid Handling Technologies: This reportable segment consists of one operating segment that manufactures high-quality centrifugal pumps that are suitable for difficult applications, including the pumping of acids, brines, caustics, bleaches, seawater, high-temperature liquids and a wide variety of waste liquids.  A variety of pump configurations make these products adaptable to almost any pumping application.  These products are sold worldwide through an extensive network of distributors.  This reporting segment is comprised of Met-Pro Global Pump Solutions business unit (consisting of the Dean Pump, Fybroc and Sethco product brands).

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

Financial information for the three reporting segments and one other segment is as follows:

	Years ended January 31,
	2011	2010	2009
Net sales to unaffiliated customers
Product Recovery/Pollution Control Technologies	$41,426,858	$35,899,630	$49,968,918
Fluid Handling Technologies	27,488,559	24,527,998	30,414,765
Mefiag Filtration Technologies	9,897,038	9,526,908	11,183,054
Filtration/Purification Technologies	10,052,971	10,177,957	11,825,189
	$88,865,426	$80,132,493	$103,391,926

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$2,046,716	$1,924,005	$5,556,919
Fluid Handling Technologies	5,926,592	4,325,853	6,848,148
Mefiag Filtration Technologies	401,695	(34,886)	488,514
Filtration/Purification Technologies	595,318	297,583	1,163,498
	$8,970,321	$6,512,555	$14,057,079

Depreciation and amortization expense
Product Recovery/Pollution Control Technologies	$657,724	$620,734	$538,867
Fluid Handling Technologies	672,072	703,644	770,072
Mefiag Filtration Technologies	265,261	331,065	365,025
Filtration/Purification Technologies	229,628	276,069	250,647
	$1,824,685	$1,931,512	$1,924,611

Capital expenditures
Product Recovery/Pollution Control Technologies	$305,803	$312,221	$551,789
Fluid Handling Technologies	476,104	291,452	431,402
Mefiag Filtration Technologies	138,384	29,740	213,985
Filtration/Purification Technologies	57,679	59,278	128,160
	977,970	692,691	1,325,336
Corporate	687,979	1,441,116	255,192
	$1,665,949	$2,133,807	$1,580,528

Identifiable assets at January 31
Product Recovery/Pollution Control Technologies	$34,003,251	$34,466,168	$39,623,284
Fluid Handling Technologies	18,114,257	18,068,428	22,056,812
Mefiag Filtration Technologies	12,814,143	12,257,281	11,410,677
Filtration/Purification Technologies	8,369,385	8,257,837	9,369,905
	73,301,036	73,049,714	82,460,678
Corporate	34,745,292	31,558,645	22,291,626
	$108,046,328	$104,608,359	$104,752,304
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

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

	2011	2010	2009
Net sales:
United States	$66,459,905	$60,499,608	$76,866,031
Foreign	22,405,521	19,632,885	26,525,895
	$88,865,426	$80,132,493	$103,391,926

Foreign Sales by Segment:
Product Recovery/Pollution Control Technologies	$7,912,462	$7,017,041	$10,565,955
Fluid Handling Technologies	7,086,069	5,081,925	7,320,016
Mefiag Filtration Technologies	7,310,354	7,444,774	8,397,998
Filtration/Purification Technologies	96,636	89,145	241,926
	$22,405,521	$19,632,885	$26,525,895

Income from operations:
United States	$5,721,656	$4,991,481	$10,712,796
Foreign	3,248,665	1,521,074	3,344,283
	$8,970,321	$6,512,555	$14,057,079

Total assets:
United States	$97,875,243	$94,035,051	$95,223,147
Foreign	10,171,085	10,573,308	9,529,157
	$108,046,328	$104,608,359	$104,752,304

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

NOTE 16:           CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through March 17, 2011 to settle cases involving asbestos-related claims was $616,500, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,500. As of March 17, 2011, there were a total of 93 cases pending against the Company (with a majority of those cases pending in New York, Pennsylvania, West Virginia and Mississippi), as compared with 106 cases that were pending as of January 31, 2010. During the fiscal year ended January 31, 2011, 59 new cases were filed against the Company, and the Company was dismissed from 74 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  During the fiscal year ended January 31, 2011, a rehabilitation order was entered against one of our insurers, based upon its alleged insolvency. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that this one insurer had agreed to assume, and despite the alleged insolvency of this one insurer, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

The Company is the defendant in an action in which the plaintiff is seeking $807,000 in damages, plus interest and costs, for alleged breach of warranties, breach of contract, negligence and other claims relating to a windstorm in July 2008 that led to a power outage which led to a fire in certain equipment sold by the Company. The Company's insurance carrier is defending this case under a reservation of rights. The Company believes that it has meritorious defenses to all claims, and the Company is defending the case vigorously.  The Company presently believes that this pending case will not have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009

NOTE 17:            SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended January 31, 2011 and 2010:

				Earnings	Earnings
		Gross		Per Share,	Per Share,
2011	Net Sales	Profit	Net Income	Basic	Diluted
First Quarter	$22,277,077	$7,981,539	$1,411,078	$.10	$.10
Second Quarter	21,436,886	7,843,152	1,552,730.11		.11
Third Quarter	21,384,674	7,795,036	1,419,199.10		.10
Fourth Quarter	23,766,789	8,658,373	1,756,125.12		.12

				Earnings	Earnings
		Gross		Per Share,	Per Share,
2010	Net Sales	Profit	Net Income	Basic	Diluted
First Quarter	$19,641,008	$7,012,968	$952,449	$.07	$.07
Second Quarter	20,885,583	7,105,953	1,182,868.08		.08
Third Quarter	19,807,781	6,676,537	1,024,830.07		.07
Fourth Quarter	19,798,121	6,581,094	1,279,664.09		.09

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Index
MET-PRO CORPORATION

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of January 31, 2011.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.   Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information:

None.

Index
PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2011 Annual Meeting of Shareholders.

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

The information required by this Item (except for the information set forth on page 7 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2011 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2011 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Management Development Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2011 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2011 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2011 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements/Schedules:

	(1)	Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data that appears on page 28 of this report.

	(2)	Financial Statement Schedule – See “Schedule II – Valuation and Qualifying Accounts” below.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows:

		Additions Charged
	Balance at	to Costs		Balance at
Fiscal Year End	Beginning of Year	and Expenses	Deductions(1)	End of Year
January 31, 2009	$152,135	$69,136	($54,441)	$166,830
January 31, 2010	166,830	157,653	(120,464)	204,019
January 31, 2011	204,019	368,983	(128,850)	444,152
(1)   Includes amounts written-off as uncollectible, net of recoveries.

(3)	Exhibits, including those incorporated by reference:

Exhibit No.	Description

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

(10)(bg)	Financing Agreement dated December 30, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bh)	Trade Confirmation, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bi)	ISDA Master Agreement, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bj)	ISDA Schedule to the Master Agreement, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bk)	Fortis Bank General Credit Offer dated October 19, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bl)	Positive/Negative Mortgage Statement dated October 19, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

Index

Exhibit No.	Description

(10)(bm)	Fortis Bank General Conditions, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bn)	General Credit Conditions of Fortis Bank (Nederland) N.V., incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bo)	Interest Assessment dated November 2, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bp)	Supplement to the General Credit Offer dated October 19, 2005, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(bq)	Microsoft Financing Master Agreement dated March 18, 2009, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 12, 2010. *

(10)(br)	FYE 2011 Incentive Plan for Chief Executive Officer and Chief Financial Officer, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on April 5, 2010. *

(10)(bs)	FYE 2011 Incentive Plan for Executive Vice President, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on April 5, 2010. *

(10)(bt)	FYE 2011 Incentive Plan for Vice Presidents/General Managers, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on April 5, 2010. *

(10)(bu)	Fourth Amendment to the Met-Pro Corporation Retirement Savings Plan dated October 20, 2010, incorporated by reference to the Company's Current Report filed on Form 10-Q filed on December 2, 2010.*

(10)(bv)	Reaffirmation of Discretionary Demand Line of Credit dated November 29, 2010, incorporated by reference to the Company's Current Report filed on Form 10-Q filed on December 2, 2010.*

(10)(bw)
Form of a Letter Agreement Regarding Amendment of Stock Option Agreements for Non-Employee Directors dated November 29, 2010, incorporated by reference to the Company's Current Report filed on Form 10-Q filed on December 2, 2010.*

(10)(bx)	Met-Pro Corporation Pension Restoration Plan (Amended and Restated Effective January 1, 2010), incorporated by reference to the Company's Current Report filed on Form 8-K filed on January 4, 2011.*

(10)(by)	First Amendment to the Met-Pro Corporation Salaried Employee Stock Ownership Plan, incorporated by reference to the Company's Current Report filed on Form 8-K filed on January 4, 2011.*

(10)(bz)	Fourth Amendment to the Met-Pro Corporation Salaried Pension Plan, incorporated by reference to the Company's Current Report filed on Form 8-K filed on January 4, 2011.*

(10)(ca)	Fifth Amendment to the Met-Pro Corporation Retirement Savings Plan, incorporated by reference to the Company's Current Report filed on Form 8-K filed on January 4, 2011.*

(10)(cb)	FYE 2012 Incentive Plan for Chief Executive Officer and Chief Financial Officer, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on February 1, 2011. *

(10)(cc)	FYE 2012 Incentive Plan for Executive Vice President, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on February 1, 2011. *

(10)(cd)	FYE 2012 Incentive Plan for Vice Presidents/General Managers, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on February 1, 2011. *

(10)(ce)	Standard Form for the Non-Employee Restricted Stock Unit Agreement dated December 17, 2010, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 8, 2011.*

Index

Exhibit No.	Description

(10)(cf)	Standard Form for the Incentive Stock Option Agreement dated December 17, 2010, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 8, 2011.*

(10)(cg)	Standard Form for the Employee Non-Qualified Option Agreement dated December 17, 2010, incorporated by reference to the Company’s Current Report filed on Form 8-K filed on March 8, 2011.*

(11)	Statement Re-computation of Per Share Earnings. See page 33 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2011:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
Subsidiary of Met-Pro Corporation

Met-Pro Product	Ontario, Canada	Met-Pro Product Recovery/Pollution
Recovery/Pollution Control		Control Technologies Inc.,
Technologies Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions	Delaware	Pristine Water Solutions Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Met-Pro Industrial Services	Pennsylvania	Met-Pro Industrial Services Inc.
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Bio-Reaction Industries	Delaware	Bio-Reaction Industries Inc.
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.	China	a wholly-owned subsidiary of Met-Pro
(Hong Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary
of Met-Pro Corporation

(23a)	Independent Registered Public Accounting Firm’s Consent **

(23b)	Consent of Independent Registered Public Accounting Firm **

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

Index

Exhibit No.	Description

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

MET-PRO CORPORATION

March 17, 2011	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	March 17, 2011
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	March 17, 2011
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ George H. Glatfelter II	Director	March 17, 2011
George H. Glatfelter II

/s/ Michael J. Morris	Director	March 17, 2011
Michael J. Morris

/s/ Judith A. Spires	Director	March 17, 2011
Judith A. Spires

/s/ Stanley W. Silverman	Director	March 17, 2011
Stanley W. Silverman

/s/ Robin L. Wiessmann	Director	March 17, 2011
Robin L. Wiessmann

72