Form 10-Q
period 2011-04-30
MET PRO CORP
filed 2011-06-02
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2011

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

As of June 2, 2011 the Registrant had 14,659,545 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2011	2011
Current assets	(unaudited)
Cash and cash equivalents	$29,366,309	$32,400,814
Short-term investments	497,155	497,155
Accounts receivable, net of allowance for
doubtful accounts of approximately
$463,000 and $444,000, respectively	17,119,493	15,311,322
Inventories	16,045,351	15,474,430
Prepaid expenses, deposits and other current assets	1,602,533	1,578,176
Deferred income taxes	84,698	84,155
Total current assets	64,715,539	65,346,052

Property, plant and equipment, net	19,904,798	19,863,031
Goodwill	20,798,913	20,798,913
Other assets	2,056,720	2,038,332
Total assets	$107,475,970	$108,046,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$949,149	$532,540
Accounts payable	5,746,014	4,864,724
Accrued salaries, wages and benefits	1,171,483	1,650,314
Other accrued expenses	2,707,142	2,286,043
Dividend payable	967,529	967,445
Customers’ advances	856,184	907,107
Total current liabilities	12,397,501	11,208,173

Long-term debt	2,934,671	3,011,988
Accrued pension retirement benefits	3,776,785	6,553,262
Other non-current liabilities	54,744	54,195
Deferred income taxes	2,746,780	2,745,786
Total liabilities	21,910,481	23,573,404

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,269,134 and 1,270,417 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,629,575	3,448,249
Retained earnings	93,558,225	93,113,247
Accumulated other comprehensive loss	(2,734,006)	(3,201,767)
Treasury shares, at cost	(10,481,173)	(10,479,673)
Total shareholders’ equity	85,565,489	84,472,924
Total liabilities and shareholders’ equity	$107,475,970	$108,046,328
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	April 30,
	2011	2010

Net sales	$23,429,903	$22,277,077
Cost of goods sold	15,371,698	14,295,538
Gross profit	8,058,205	7,981,539

Operating expenses
Selling	2,916,126	2,932,897
General and administrative	3,059,103	2,945,602
	5,975,229	5,878,499
Income from operations	2,082,976	2,103,040

Interest expense	(48,801)	(82,510)
Other income, net	105,986	117,468
Income before taxes	2,140,161	2,137,998

Provision for taxes	727,654	726,920
Net income	$1,412,507	$1,411,078
Earnings per share, basic (1)	$.10	$.10

Earnings per share, diluted (2)	$.10	$.10

Cash dividend per share – declared (3)	$.066	$.06

Cash dividend per share – paid (3)	$.066	$.06

(1)	Basic earnings per share are based upon the weighted average number of shares outstanding of 14,659,117 and 14,619,000 for the three-month periods ended April 30, 2011 and 2010, respectively.

(2)	Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,841,720 and 14,693,035 for the three-month periods ended April 30, 2011 and 2010, respectively.

(3)	The Board of Directors declared quarterly dividends of $.066 per share payable on March 17, 2011 and June 15, 2011 to shareholders of record at the close of business on March 3, 2011 and June 1, 2011, respectively. The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010 and June 11, 2010 to shareholders of record at the close of business on February 26, 2010 and May 28, 2010, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	($3,201,767)	($10,479,673)	$84,472,924

Comprehensive income:
Net income	-	-	1,412,507	-	-
Foreign currency translation
adjustment	-	-	-	468,020	-
Interest rate swap,
net of tax of $152	-	-	-	(259)	-
Total comprehensive income						1,880,268

Dividends declared, $.066 per share	-	-	(967,529)	-	-	(967,529)
Stock-based compensation	-	179,826	-	-	-	179,826
Stock option transactions	-	1,500	-	-	41,300	42,800
Purchase of 3,717 treasury shares	-	-	-	-	(42,800)	(42,800)
Balances, April 30, 2011	$1,592,868	$3,629,575	$93,558,225	($2,734,006)	($10,481,173)	$85,565,489

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584

Comprehensive income:
Net income	-	-	1,411,078	-	-
Foreign currency translation
adjustment	-	-	-	(149,673)	-
Interest rate swap,
net of tax of ($748)	-	-	-	1,273	-
Total comprehensive income						1,262,678

Dividends declared, $.06 per share	-	-	(877,941)	-	-	(877,941)
Stock-based compensation	-	161,472	-	-	-	161,472
Stock option transactions	-	3,926	-	-	208,818	212,744
Purchase of 22,803 treasury shares	-	-	-	-	(226,666)	(226,666)
Balances, April 30, 2010	$1,592,868	$3,154,348	$91,195,957	($3,828,041)	($10,605,261)	$81,509,871

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 30,
	2011	2010

Cash flows from operating activities
Net income	$1,412,507	$1,411,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	481,932	445,252
Deferred income taxes	(606)	(597)
Stock-based compensation	179,826	161,472
Allowance for doubtful accounts	19,215	(18,557)
Change in operating assets and liabilities:
Accounts receivable	(1,636,920)	(1,556,207)
Inventories	(388,008)	395,944
Prepaid expenses, deposits and other assets	(38,705)	250,155
Accounts payable and accrued expenses	687,771	1,608,371
Customers’ advances	(52,906)	(511,077)
Accrued pension retirement benefits	(2,776,476)	112,894
Other non-current liabilities	549	549
Net cash provided by (used in) operating activities	(2,111,821)	2,299,277

Cash flows from investing activities
Acquisitions of property and equipment	(235,679)	(210,475)
Net cash used in investing activities	(235,679)	(210,475)

Cash flows from financing activities
Proceeds from new borrowings	407,731	-
Reduction of debt	(123,023)	(132,845)
Exercise of stock options	42,800	212,744
Payment of dividends	(967,445)	(877,021)
Purchase of treasury shares	(42,800)	(226,666)
Net cash used in financing activities	(682,737)	(1,023,788)
Effect of exchange rate changes on cash	(4,268)	4,421

Net increase (decrease) in cash and cash equivalents	(3,034,505)	1,069,435

Cash and cash equivalents at February 1	32,400,814	30,662,104
Cash and cash equivalents at April 30	$29,366,309	$31,731,539
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 2011 and the results of operations for the three-month periods ended April 30, 2011 and 2010, and changes in shareholders’ equity and cash flows for the three-month periods then ended. The results of operations for the three-month periods ended April 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.  In addition, the January 31, 2011 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles (“GAAP”).

Recent Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605, “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 was effective for the Company in this fiscal year beginning February 1, 2011.  The adoption of this update to ASU No. 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy in order to increase the comparability of disclosures between reporting entities applying U.S. GAAP and those applying IFRSs.  Additionally, the amendments expand the disclosures for fair value measurements categorized within Level 3 where a reporting entity will need to include the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact ASU No. 2011-04 will have on our financial position, results of operations or cash flows.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and cash equivalents at April 30, 2011 and January 31, 2011 amounted to $29,366,309 and $32,400,814, respectively. The cash and cash equivalents balance at April 30, 2011 was comprised of the following: (i) cash amounting to $2,788,965 and (ii) cash equivalents consisting of money market funds amounting to $26,577,344.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests and places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At April 30, 2011, the Company’s cash and cash equivalents were held at 19 financial institutions.

Short-term investments:

Short-term investments at April 30, 2011 and January 31, 2011 amounted to $497,155 and were comprised of certificates of deposit with twelve month maturity dates. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Long-term investment:

Long-term investment at April 30, 2011 and January 31, 2011 amounted to $248,063, which is reported in other assets on the consolidated balance sheets.  The long-term investment at April 30, 2011 was comprised of a certificate of deposit with a fourteen month maturity date. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Debt:

The estimated fair value and carrying amount of long-term debt were as follows:

	April 30,	January 31,
	2011	2011
Estimated fair value	$4,225,625	$3,858,888
Carrying amount	3,883,820	3,544,528

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses an interest rate swap (see Note 8) to minimize its exposure to fluctuations in interest rates.  The interest rate differential to be paid or received under these agreements is recognized over the term of the loan and is included in interest expense.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at April 30, 2011 and January 31, 2011:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	April 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,366,309	$29,366,309	$0	$0
Short-term investments	497,155	497,155	-	-
Long-term investments	248,063	248,063	-	-
Cash surrender value - life insurance policies	958,291	-	958,291	-
Interest rate swap agreement	(274,719)	-	(274,719)	-
	$30,795,099	$30,111,527	$683,572	$0

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,400,814	$32,400,814	$0	$0
Short-term investments	497,155	497,155	-	-
Long-term investments	248,063	248,063	-	-
Cash surrender value - life insurance policies	912,417	-	912,417	-
Interest rate swap agreement	(274,308)	-	(274,308)	-
	$33,784,141	$33,146,032	$638,109	$0

There were no transfers of assets or liabilities between Level 1 and Level 2 in the three-month period ended April 30, 2011 or the fiscal year ended January 31, 2011.

The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  The Company’s cash surrender value of life insurance policies and the interest rate swap agreement are valued using Level 2 measurements.

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

	Three Months Ended April 30,
	2011	2010
Numerator:
Net income	$1,412,507	$1,411,078
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,659,117	14,619,000
Dilutive effect of stock-based compensation plans	182,603	74,035
Weighted average common shares outstanding during the period for diluted computation	14,841,720	14,693,035

Earnings per share, basic	$.10	$.10
Earnings per share, diluted	$.10	$.10

For the three months ended April 30, 2011, employee stock options to purchase 125,448 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during this period. For the three months ended April 30, 2010, employee stock options to purchase 583,005 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common shares during this period.

NOTE 4 – STOCK-BASED COMPENSATION

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU transactions for the three-month period ended April 30, 2011:

Units
Non-vested at February 1, 2011	12,315
Granted	-
Vested	-
Forfeited	-
Non-vested at April 30, 2011	12,315

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

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Three Months Ended
	April 30,
	2011	2010
Expected term (years)	5.0	5.0
Risk-free interest rate	1.68% - 2.11%	1.90% - 3.53%
Expected volatility	39% - 45%	29% - 45%
Dividend yield	2.12% - 2.48%	1.88% - 2.48%

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the three-month period ended April 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2011	1,274,204	$10.1942	6.29
Granted	-	-
Forfeited	-	-
Expired	(13,000)	11.7500
Exercised	(5,000)	8.5600
Outstanding at April 30, 2011	1,256,204	$10.1846	6.13	$2,177,836

Exercisable at April 30, 2011	934,358	$9.9268	5.19	$1,835,079

There were 5,000 options exercised during the three-month period ended April 30, 2011 and 25,780 options exercised during the three-month period ended April 30, 2010.

The following table summarizes information about the options outstanding and options exercisable as of April 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.50 – 6.99	39,825	1.32	$5.5328	39,825	$5.5328
$7.00 – 8.99	116,450	3.82	7.4110	116,450	7.4110
$9.00 – 9.99	470,344	6.02	9.4848	326,949	9.3948
$10.00 – 10.99	155,337	5.52	10.8975	155,337	10.8975
$11.00 – 11.99	348,800	6.61	11.5503	295,797	11.5871
$12.00 – 12.99	125,448	9.64	12.1800	-	-
	1,256,204	6.13	$10.1846	934,358	$9.9268

As of April 30, 2011, there was $935,956 (excludes an unrecognized compensation cost of $149,997 related to RSUs) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	April 30, 2011	January 31, 2011
Raw materials	$11,883,487	$11,639,410
Work in progress	2,168,300	1,914,412
Finished goods	1,993,564	1,920,608
	$16,045,351	$15,474,430

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Three Months Ended April 30,
	2011	2010
Cash paid during the period for:
Interest	$49,030	$55,575
Income taxes	228,584	59,584

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

As of the fiscal year ended January 31, 2011, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of April 30, 2011, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2011.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2007.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,444,300 which can be used for working capital.  Of the total lines of credit available, the foreign unsecured line of credit totals $444,300 (300,000 Euro).  As of April 30, 2011 and January 31, 2011 the Company had zero outstanding borrowings from its domestic line of credit.  The Company’s foreign line of credit had outstanding borrowings of $418,911 and zero as of April 30, 2011 and January 31, 2011, respectively.

Short-term and long-term debt consisted of the following:

	April 30,	January 31,
	2011	2011

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at April 30, 2011), maturing April, 2021, collateralized
by the Telford, PA building	$2,338,418	$2,396,878

Note payable, bank, payable in quarterly installments of
$37,025 (25,000 Euro), plus interest at a fixed rate of 3.82%,
maturing January, 2016	703,475	684,600

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	148,297	188,742

Line of credit, $418,911 (282,857 Euro), payable upon
demand, plus interest at a rate of 70 basis points over
the thirty day EURIBOR rate (effective interest rate of
1.94% at April 30, 2011)	418,911	-

	3,609,101	3,270,220
Less current portion	949,149	532,540
	2,659,952	2,737,680
Fair market value of interest rate swap liability	274,719	274,308
Long-term portion	$2,934,671	$3,011,988

One of the notes payable and the bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of April 30, 2011, the Company was in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of April 30, 2011, the effective fixed interest rate was 7.07% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of April 30, 2011.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $173,073 (net of tax) as of April 30, 2011 and a decrease in equity of $172,814 (net of tax) as of January 31, 2011.  The change in the fair value of the interest rate swap agreement resulted in a $259 (net of tax) equity decrease from the fiscal year ended January 31, 2011.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The bank has issued and has outstanding standby letters of credit to customers totaling $1,322,762 as of April 30, 2011, which have expiration dates during the fiscal years ending January 31, 2012 and 2013 in the amounts of $68,185 and $1,254,577, respectively.

Maturities of short-term and long-term debt are as follows:

As of
April 30,
2012	$949,149
2013	381,940
2014	381,940
2015	381,940
2016	344,915
Thereafter	1,169,217
$3,609,101

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	April 30,	January 31,
	2011	2011
Interest rate swap, net of tax	($173,073)	($172,814)
Foreign currency translation adjustment	1,506,143	1,038,123
Minimum pension liability adjustment, net of tax	(4,067,076)	(4,067,076)
	($2,734,006)	($3,201,767)

NOTE 10 – OTHER INCOME, NET
Other income, net consisted of the following:
	Three Months Ended April 30,
	2011	2010
Interest income	$44,543	$81,234
Other miscellaneous income	61,443	36,234
	$105,986	$117,468

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering eligible employees in the United States.  In the third quarter ended October 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees effective on December 31, 2006. Effective December 31, 2008, the Company amended its defined benefit pension plan to freeze the accrual of future benefits for union hourly employees.  The net periodic pension cost is based on estimated values provided by our independent actuary.

The following table provides the components of net periodic pension (income) cost:

	Three Months Ended April 30,
	2011	2010
Service cost	$51,400	$17,000
Interest cost	280,400	272,750
Expected return on plan assets	(350,500)	(243,250)
Amortization of transition asset	-	-
Amortization of prior service cost	-	-
Recognized net actuarial loss	52,500	56,000
Net periodic pension cost	$33,800	$102,500

The Company elected to contribute $2,926,061 to its pension and defined contribution plans during the three-month period ended April 30, 2011 which was above the minimum funding requirement.  The Company expects to make an additional contribution of $71,516 during the nine-month period ending January 31, 2012.

NOTE 12 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2011, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended April 30, 2011, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore, the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Three Months Ended April 30,
	2011	2010
Net sales
Product Recovery/Pollution Control Technologies	$8,331,972	$11,013,225
Fluid Handling Technologies	9,553,104	6,530,571
Mefiag Filtration Technologies	3,139,917	2,434,249
Filtration/Purification Technologies	2,404,910	2,299,032
	$23,429,903	$22,277,077

Income (loss) from operations
Product Recovery/Pollution Control Technologies	($480,285)	$516,161
Fluid Handling Technologies	2,240,696	1,288,796
Mefiag Filtration Technologies	221,472	206,519
Filtration/Purification Technologies	101,093	91,564
	$2,082,976	$2,103,040

	April 30,	January 31,
	2011	2011
Identifiable assets
Product Recovery/Pollution Control Technologies	$33,147,390	$34,003,251
Fluid Handling Technologies	20,072,721	18,114,257
Mefiag Filtration Technologies	14,193,775	12,814,143
Filtration/Purification Technologies	8,235,261	8,369,385
	75,649,147	73,301,036
Corporate	31,826,823	34,745,292
	$107,475,970	$108,046,328

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through June 2, 2011 to settle cases involving asbestos-related claims was $626,500, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $31,325. As of June 2, 2011, there were a total of 118 cases pending against the Company (with a majority of those cases pending in New York, West Virginia, Pennsylvania, Connecticut and Mississippi), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission.  During the period March 17, 2011 through June 2, 2011, 33 new cases were filed against the Company, and the Company was dismissed from seven cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2011, and the related consolidated statements of income for the three-month periods ended April 30, 2011 and 2010, and the consolidated statements of shareholders’ equity and cash flows for the three-month periods ended April 30, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2011, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2011 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
June 2, 2011

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the three-month period indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2011	2010

Net sales	100.0%	100.0%
Cost of goods sold	65.6%	64.2%
Gross profit	34.4%	35.8%

Selling expenses	12.4%	13.2%
General and administrative expenses	13.1%	13.2%
Income from operations	8.9%	9.4%

Interest expense	(0.2%)	(0.3%)
Other income, net	0.4%	0.5%
Income before taxes	9.1%	9.6%

Provision for taxes	3.1%	3.3%
Net income	6.0%	6.3%

Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010:

Net sales for the three-month period ended April 30, 2011 were $23,429,903 compared with $22,277,077 for the three-month period ended April 30, 2010, an increase of $1,152,826 or 5.2%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $8,331,972, or $2,681,253 lower than the $11,013,225 of sales for the three-month period ended April 30, 2010, a decrease of 24.3%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due to lower sales for our Strobic Air laboratory fume hood exhaust systems.  We attribute the decrease in sales for our Strobic Air systems to the varying delivery schedules of booked orders as well as the delayed release of customer funds related to projects for which Strobic Air is in a position to receive and execute.

Sales in the Fluid Handling Technologies reporting segment totaled $9,553,104, or $3,022,533 higher than the $6,530,571 of sales for the three-month period ended April 30, 2010, an increase of 46.3%.  Sales in the Fluid Handling Technologies reporting segment were higher as compared with the same period last year due to higher sales for all the product brands within this segment.  The largest percentage of the sales increase in this reporting segment came from the Fybroc product brand due to shipping the remaining $2.4 million of the $3.7 million order which was previously announced on October 12, 2010.

Sales in the Mefiag Filtration Technologies reporting segment were $3,139,917, or $705,668 higher than the $2,434,249 of sales for the three-month period ended April 30, 2010, an increase of 29.0%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to increased sales across all Mefiag product lines which we attribute to an apparent improvement in the economic environment of the industrial markets serviced by this reporting segment which are primarily the automotive and housing industries.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Sales in the Filtration/Purification Technologies segment were $2,404,910, or $105,878 higher than the $2,299,032 of sales for the three-month period ended April 30, 2010, an increase of 4.6%.  This increase was due primarily to increased demand in our Keystone Filter business unit partially offset by decreased demand in our Pristine Waters Solutions business unit as a result of inclement weather as well as a weakness in the municipal markets served by this business unit, which appear to be recovering more slowly from the economic slowdown.

The Company’s backlog of orders totaled $20,066,943 and $17,291,239 as of April 30, 2011 and 2010, respectively.  The rate of the Company’s bookings of new orders varies from month to month.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration of which may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we receive the customer’s purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of April 30, 2011 will be shipped during the current fiscal year.

Income from operations for the three-month period ended April 30, 2011 was $2,082,976 compared with $2,103,040 for the three-month period ended April 30, 2010, a decrease of $20,064, or 1.0%.

The loss from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $480,285, or $996,446 lower than the income of $516,161 for the three-month period ended April 30, 2010.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to lower sales for our Strobic Air laboratory fume hood exhaust systems.

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,240,696, or $951,900 higher than the $1,288,796 for the three-month period ended April 30, 2010, an increase of 73.9%.  The increase in income from operations was due primarily to the increase in sales for all product brands within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $221,472, or $14,953 higher than the $206,519 for the three-month period ended April 30, 2010, an increase of 7.2%.

Income from operations in the Filtration/Purification Technologies segment was $101,093 or $9,529 higher than the $91,564 for the three-month period ended April 30, 2010, an increase of 10.4%.

Net income for the three-month period ended April 30, 2011 was $1,412,507 compared with $1,411,078 for the three-month period ended April 30, 2010, an increase of $1,429, or 0.1%.

The gross margins for the three-month period ended April 30, 2011 and April 30, 2010 were 34.4% and 35.8%, respectively.  The decrease in gross margin for the current period was the result the Company’s overall product mix as we experienced lower gross margins in our Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments as compared with the same period last year, partially offset by higher gross margin in our Fluid Handling Technologies reporting segment as compared with the same period last year.  The current period gross margin in our Filtration/Purification Technologies segment was relatively flat as compared with the same period last year.

Selling expense was $2,916,126 for the three-month period ended April 30, 2011, a slight decrease of $16,771 compared with selling expense of $2,932,897 for last year’s first quarter.  Selling expense as a percentage of net sales was 12.4% for the three-month period ended April 30, 2011, compared with 13.2% for the same period last year.

General and administrative expense was $3,059,103 for the three-month period ended April 30, 2011 compared with $2,945,602 for the same period last year, an increase of $113,501.  This increase was primarily related to higher payroll and related payroll benefit expenses.  General and administrative expense as a percentage of net sales was 13.1% for the three-month period ended April 30, 2011, compared with 13.2% for the same period last year.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Interest expense was $48,801 for the three-month period ended April 30, 2011, compared with $82,510 for the same period in the prior year, a decrease of $33,709.  As disclosed in the Company’s Form 10-Q for the quarter ended July 31, 2010, the actual interest expense for the first quarter ended April 30, 2010 should have been reported as $54,798 and is the result of correcting, in the second quarter July 31, 2010, the three-month period ended April 30, 2010 elimination of interest income and expense related to an intercompany loan between the Company and one of its subsidiaries. Comparing the interest expense of $48,801 for the first quarter ended April 30, 2011 versus the first quarter ended April 30, 2010, adjusted interest expense of $54,798 results in a slight decrease of $5,997.  This slight decrease was due principally to fluctuations in the effective interest rate of the bond payable (see Note 8 in the accompanying consolidated financial statements). The omission of the intercompany loan interest income and expense elimination from the three-month period ended April 30, 2010, and subsequent correction in the second quarter July 31, 2010, did not have an impact on reported net income for either period.

Other income, net, was $105,986 for the three-month period ended April 30, 2011 compared with $117,468 for the same period in the prior year, a decrease of $11,482.  The decrease in other income, net, related to lower interest income earned on our cash balance, partially offset by an increase in gains on currency exchange.  As mentioned in the preceding paragraph, the Company corrected, in the second quarter July 31, 2010, the three-month period ended April 30, 2010 elimination of interest income and expense related to an intercompany loan between the Company and one of its subsidiaries.  The actual other income, net for the first quarter ended April 30, 2010 was $89,755. Comparing the other income, net of $105,986 for the first quarter ended April 30, 2011 versus the first quarter ended April 30, 2010 adjusted other income, net of $89,755 results in a slight increase of $16,231.  The slight increase in other income, net, primarily related to lower interest income earned on our cash balance, partially offset by an increase in gains on currency exchange.  The omission of the intercompany loan interest income and expense elimination from the three-month period ended April 30, 2010, and subsequent correction in the second quarter July 31, 2010, did not have an impact on reported net income for either period.

The effective tax rates for the three-month period ended April 30, 2011 and 2010 were 34.0%.  Our analysis of our current tax position led us to continue using 34.0% as our effective tax rate for the first quarter of fiscal year 2012.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Liquidity:

The Company’s cash and cash equivalents were $29,366,309 on April 30, 2011 compared with $32,400,814 on January 31, 2011, a decrease of $3,034,505.  This decrease is primarily the net result of cash flows used in operating activities of $2,111,821, the payment of the quarterly cash dividends amounting to $967,445, investment in property and equipment amounting to $235,679 and payments on debt totaling $123,023, offset by proceeds from new borrowings amounting to $407,731.  The Company’s cash flows from operating activities are influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances. In addition, with respect to the cash flows used in operating activities for the three-month period ended April 30, 2011, the Company elected to contribute a total of $2,926,061 to its hourly and salary pension plans, which was a major factor in the decrease in cash and cash equivalents.  This contribution was above our minimum funding requirement.  We expect that this contribution will improve the funded status of the pension plans and, along with the accrual of future benefits being frozen, will therefore improve our risk profile.  For the remaining nine months of fiscal year ending January 31, 2012 the Company expects to make an additional contribution of $71,516.

Accounts receivable (net) totaled $17,119,493 on April 30, 2011 compared with $15,311,322 on January 31, 2011, which represents an increase of $1,808,171.  This increase in accounts receivable is reflective of the higher sales in the quarter ended April 30, 2011.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Inventories totaled $16,045,351 on April 30, 2011 compared with $15,474,430 on January 31, 2011, an increase of $570,921. Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved.  We have been reducing our inventory where possible.

Current liabilities amounted to $12,397,501 on April 30, 2011, compared with $11,208,173 on January 31, 2011, an increase of $1,189,328.  This increase is due primarily to increases in accounts payable, other accrued expenses and current portion of debt, partially offset by a decrease in customers’ advances as well as a decrease in accrued salaries, wages and benefits.

As of April 30, 2011 and January 31, 2011, working capital was $52,318,038 and $54,137,879, respectively, and the current ratio was 5.2 and 5.8, respectively.

We expect that our major source of funding for normalized operations during the fiscal year 2012 and the immediate future thereafter will be our operating cash flow and our cash, cash equivalents, and short-term investments.  We believe we have sufficient liquidity for the next several years to fund, at anticipated levels of growth, operations, research and development, capital expenditures, scheduled debt repayments and dividend payments.

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit through November 2011, subject to terms thereof.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At April 30, 2011, we were in compliance with both financial covenants.  The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At April 30, 2011 and January 31, 2011, our liability/tangible net worth ratio using this measure was 0.35 times and 0.39 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At April 30, 2011 and January 31, 2011, our fixed charge coverage ratio using this measure was 1.32 times and 1.43 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of April 30, 2011, we were in compliance with all such provisions.

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

Capital Resources and Requirements:

Cash flows used in operating activities during the three-month period ended April 30, 2011 amounted to $2,111,821 compared with cash provided by operating activities of $2,299,277 in the three-month period ended April 30, 2010, a decrease of $4,411,098.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a decrease in accrued pension retirement benefits of $2,776,476 compared with an increase in accrued pension retirement benefits of $112,894 for the same period last year, or a period-to-period cash outflow of $2,889,370, (ii) an increase in accounts payable and accrued expenses of $687,771 compared with an increase in accounts payable and accrued expenses of $1,608,371 for the same period last year, or a period-to-period cash outflow of $920,600, (iii) an increase in inventory of $388,008 compared with a decrease in inventory of $395,944 for the same period last year, or a period-to-period cash outflow of $783,952, and (iv) an increase in prepaid expenses,

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

deposits and other assets of $38,705 compared with a decrease in prepaid expenses, deposits and other assets of $250,155 for the same period last year, or a period-to-period cash outflow of $288,860.  The previously listed cash outflows were partially offset by a decrease in customers’ advances of $52,906 compared with a decrease in customers’ advances of $511,077 for the same period last year, or a period-to-period cash inflow of $458,171.

Cash flows used in investing activities during the three-month period ended April 30, 2011 amounted to $235,679 compared with cash flows used in investing activities of $210,475 for the three-month period ended April 30, 2010, an increase of $25,204.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the three-month period ended April 31, 2011 utilized $682,737 of available resources, compared with $1,023,788 utilized during the three-month period ended April 30, 2010.  The decrease in cash utilized is due primarily to the proceeds received from the Company’s foreign line of credit at Mefiag B.V. partially off-set by the increase in the dividend payment.

The Board of Directors declared quarterly dividends of $.066 per share payable on March 17, 2011 and June 15, 2011 to shareholders of record at the close of business on March 3, 2011 and June 1, 2011, respectively.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below that which is required by our impairment model, while the fiscal year 2011 operating profit was slightly higher than the amount which is required by our impairment model.  During the fiscal year ended January 31, 2011, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge. For the three-month period ended April 30, 2011, the annualized projection for net sales and operating profit for Flex-Kleen currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2012 and we anticipate that Flex-Kleen’s performance during the fiscal year ending January 31, 2012 will be sufficient to avoid an impairment charge. Our projections are forward-looking statements where the actual results may not be as we presently anticipate;

•	materially adverse changes in economic conditions (i) in the markets served by us or (ii) in significant customers of ours;
•	material changes in available technology;
•
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the imposition of punitive damages, the insolvency or liquidation of our insurance carriers, or other adverse developments in the availability of insurance coverage. On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage;

•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of April 30, 2011 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2011.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 for additional information.

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

Accordingly, as of April 30, 2011 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through June 2, 2011 to settle cases involving asbestos-related claims was $626,500, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $31,325.  As of June 2, 2011, there were a total of 118 cases pending against the Company (with a majority of those cases pending in New York, West Virginia, Pennsylvania, Connecticut and Mississippi), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission.  During the period March 17, 2011 through June 2, 2011, 33 new cases were filed against the Company, and the Company was dismissed from seven cases and settled one case.   Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed prospectively the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011 as filed with the Securities and Exchange Commission on March 17, 2011, which could materially affect our business, financial condition, financial results or future performance.  Additionally, we refer you to Part 1, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Concerning Forward-Looking Statements” of this report, and in particular the first item as to the potential write-down of goodwill for our Flex-Kleen business unit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter ended April 30, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its common shares for the quarter ended April 30, 2011:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-28, 2011	0	$ -	0	187,357
March 1-31, 2011	3,717	11.515	3,717	183,640
April 1-30, 2011	0	-	0	183,640
Total	3,717	$ 11.515	3,717	183,640

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

Met-Pro Corporation
(Registrant)

June 2, 2011	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President

June 2, 2011	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director