Form 10-Q
period 2011-07-31
MET PRO CORP
filed 2011-09-01
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2011

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

As of September 1, 2011 the Registrant had 14,659,545 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2011	2011
	(unaudited)
Current assets
Cash and cash equivalents	$29,721,241	$32,400,814
Short-term investments	764,061	497,155
Accounts receivable, net of allowance for
doubtful accounts of approximately
$502,000 and $444,000, respectively	16,747,749	15,311,322
Inventories	16,978,928	15,474,430
Prepaid expenses, deposits and other current assets	1,548,145	1,578,176
Deferred income taxes	84,920	84,155
Total current assets	65,845,044	65,346,052
Property, plant and equipment, net	20,037,462	19,863,031
Goodwill	20,798,913	20,798,913
Other assets	2,445,066	2,038,332
Total assets	$109,126,485	$108,046,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$779,635	$532,540
Accounts payable	6,953,702	4,864,724
Accrued salaries, wages and benefits	1,325,244	1,650,314
Other accrued expenses	2,245,854	2,286,043
Dividend payable	967,530	967,445
Customers’ advances	1,281,454	907,107
Total current liabilities	13,553,419	11,208,173
Long-term debt	2,868,339	3,011,988
Accrued pension retirement benefits	3,801,474	6,553,262
Other non-current liabilities	55,293	54,195
Deferred income taxes	2,728,515	2,745,786
Total liabilities	23,007,040	23,573,404

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,269,134 and 1,270,417 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,809,401	3,448,249
Retained earnings	94,080,929	93,113,247
Accumulated other comprehensive loss	(2,882,580)	(3,201,767)
Treasury shares, at cost	(10,481,173)	(10,479,673)
Total shareholders’ equity	86,119,445	84,472,924
Total liabilities and shareholders’ equity	$109,126,485	$108,046,328
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Net sales	$46,519,246	$43,713,963	$23,089,343	$21,436,886
Cost of goods sold	30,324,060	27,889,272	14,952,362	13,593,734
Gross profit	16,195,186	15,824,691	8,136,981	7,843,152

Operating expenses
Selling	5,840,188	5,699,817	2,924,062	2,766,920
General and administrative	6,049,529	5,714,804	2,990,426	2,769,202
	11,889,717	11,414,621	5,914,488	5,536,122
Income from operations	4,305,469	4,410,070	2,222,493	2,307,030

Interest expense	(98,709)	(109,686)	(49,908)	(27,176)
Other income, net	191,330	190,233	85,344	72,765
Income before taxes	4,398,090	4,490,617	2,257,929	2,352,619

Provision for taxes	1,495,349	1,526,809	767,695	799,889
Net income	$2,902,741	$2,963,808	$1,490,234	$1,552,730

Earnings per share, basic (1)	$.20	$.20	$.10	$.11
Earnings per share, diluted (2)	$.20	$.20	$.10	$.11
Cash dividend per share – declared (3)	$.132	$.12	$.066	$.06
Cash dividend per share – paid (3)	$.132	$.12	$.066	$.06

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 14,659,331 and 14,619,614 for the six-month periods ended July 31, 2011 and 2010, respectively, and 14,659,281 and 14,619,443 for the three-month periods ended July 31, 2011 and 2010, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,824,680 and 14,709,756 for the six-month periods ended July 31, 2011 and 2010, respectively, and 14,833,239 and 14,702,134 for the three-month periods ended July 31, 2011 and 2010, respectively.

(3)
The Board of Directors declared quarterly dividends of $.066 per share payable on March 17, 2011, June 15, 2011 and September 15, 2011 to shareholders of record at the close of business on March 3, 2011, June 1, 2011 and September 1, 2011, respectively. The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010, June 11, 2010 and September 15, 2010 to shareholders of record at the close of business on February 26, 2010, May 28, 2010, and September 1, 2010, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	($3,201,767)	($10,479,673)	$84,472,924

Comprehensive income:
Net income	-	-	2,902,741	-	-
Foreign currency translation
adjustment	-	-	-	346,920	-
Interest rate swap,
net of tax of $16,287	-	-	-	(27,733)	-
Total comprehensive income						3,221,928

Dividends	-	-	(1,935,059)	-	-	(1,935,059)
Stock-based compensation	-	359,652	-	-	-	359,652
Stock option transactions	-	1,500	-	-	41,300	42,800
Purchase of 3,717 treasury shares	-	-	-	-	(42,800)	(42,800)
Balances, July 31, 2011	$1,592,868	$3,809,401	$94,080,929	($2,882,580)	($10,481,173)	$86,119,445

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584

Comprehensive income:
Net income	-	-	2,963,808	-	-
Foreign currency translation
adjustment	-	-	-	(325,895)	-
Interest rate swap,
net of tax of $33,778	-	-	-	(57,514)	-
Total comprehensive income						2,580,399

Dividends	-	-	(1,755,161)	-	-	(1,755,161)
Stock-based compensation	-	322,944	-	-	-	322,944
Stock option transactions	-	8,049	-	-	244,875	252,924
Purchase of 26,895 treasury shares	-	-	-	-	(266,847)	(266,847)
Balances, July 31, 2010	$1,592,868	$3,319,943	$91,871,467	($4,063,050)	($10,609,385)	$82,111,843
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 31,
	2011	2010

Cash flows from operating activities
Net income	$2,902,741	$2,963,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	955,777	882,993
Deferred income taxes	(1,212)	(1,203)
(Gain)/loss on sale of property and equipment, net	(27,496)	668
Stock-based compensation	359,652	322,944
Allowance for doubtful accounts	57,456	(29,709)
Change in operating assets and liabilities:
Accounts receivable	(1,357,446)	(875,673)
Inventories	(1,379,911)	1,151,115
Prepaid expenses, deposits and other assets	(162,928)	282,742
Accounts payable and accrued expenses	1,650,817	1,063,414
Customers’ advances	372,567	(237,335)
Accrued pension retirement benefits	(2,751,787)	(166,385)
Other non-current liabilities	1,098	(165,287)
Net cash provided by operating activities	619,328	5,192,092

Cash flows from investing activities
Proceeds from sale of property and equipment	33,990	-
Acquisitions of property and equipment	(918,049)	(527,064)
Purchase of investments	(1,010,534)	(497,155)
Proceeds from maturities of investments	497,155	240,893
Net cash used in investing activities	(1,397,438)	(783,326)

Cash flows from financing activities
Proceeds from new borrowing	407,759	189,074
Reduction of debt	(385,819)	(263,430)
Exercise of stock options	42,800	252,924
Payment of dividends	(1,934,975)	(1,754,220)
Purchase of treasury shares	(42,800)	(266,847)
Net cash used in financing activities	(1,913,035)	(1,842,499)
Effect of exchange rate changes on cash	11,572	14,506

Net (decrease) increase in cash and cash equivalents	(2,679,573)	2,580,773

Cash and cash equivalents at February 1	32,400,814	30,662,104
Cash and cash equivalents at July 31	$29,721,241	$33,242,877
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Industrial Services, Inc., Bio-Reaction Industries Inc., Met-Pro Holdings LLC and Met-Pro Chile Limitada. Significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2011 and the results of operations for the six-month and three-month periods ended July 31, 2011 and 2010, and changes in shareholders’ equity and cash flows for the six-month periods then ended. The results of operations for the six-month and three-month periods ended July 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.  In addition, the January 31, 2011 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Recent Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605, “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 was effective for the Company in this fiscal year beginning February 1, 2011.  The adoption of this update to ASU No. 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosures on 1) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and 2) in the reconciliation for Level 3 fair value measurements, the separate presentation of information about purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this update to ASC Topic 820 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The amendments in this update eliminate the current option to report other comprehensive income and its components in the statements of shareholders’ equity.  Instead, an entity will be required to present either a single continuous statement of net income and other comprehensive income or in two separate, but consecutive statements.  The amendments in this update are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011.  The new guidance will be effective for the Company beginning February 1, 2012 and will have presentation changes only.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and cash equivalents at July 31, 2011 and January 31, 2011 amounted to $29,721,241 and $32,400,814, respectively. The cash and cash equivalents balance at July 31, 2011 was comprised of the following: (i) cash amounting to $3,959,777 and (ii) cash equivalents consisting of money market funds amounting to $25,761,464.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests and places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At July 31, 2011, the Company’s cash and cash equivalents were held at 19 financial institutions.

Short-term investments:

Short-term investments at July 31, 2011 and January 31, 2011 amounted to $764,061 and $497,155, respectively, and were comprised of certificates of deposit with twelve month maturity dates. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Long-term investments:

Long-term investments at July 31, 2011 and January 31, 2011 amounted to $494,536 and $248,063, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investments at July 31, 2011 were comprised of two certificates of deposit with fourteen and fifteen month maturity dates. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Debt:

The estimated fair value and carrying amount of debt were as follows:

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	July 31,	January 31,
	2011	2011
Estimated fair value	$4,069,920	$3,858,888
Carrying amount	3,647,974	3,544,528

Valuations for debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at July 31, 2011 and January 31, 2011:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	July 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,721,241	$29,721,241	$-	$-
Short-term investments	764,061	764,061	-	-
Long-term investments	494,436	494,436	-	-
Cash surrender value - life insurance policies	1,116,953	-	1,116,953	-
Interest rate swap agreement	(318,328)	-	(318,328)	-
	$31,778,363	$30,979,738	$798,625	$-

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,400,814	$32,400,814	$-	$-
Short-term investments	497,155	497,155	-	-
Long-term investments	248,063	248,063	-	-
Cash surrender value - life insurance policies	912,417	-	912,417	-
Interest rate swap agreement	(274,308)	-	(274,308)	-
	$33,784,141	$33,146,032	$638,109	$-

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers of assets or liabilities between Level 1 and Level 2 in the six-month period ended July 31, 2011 or the fiscal year ended January 31, 2011.

The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  The Company’s cash surrender value of life insurance policies (which are reported in other assets on the consolidated balance sheets) and the interest rate swap agreement are valued using Level 2 measurements.

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

	Six Months Ended July 31,		Three Months Ended July 31,
	2011	2010	2011	2010
Numerator:
Net income	$2,902,741	$2,963,808	$1,490,234	$1,552,730
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,659,331	14,619,614	14,659,281	14,619,443
Dilutive effect of stock-based compensation plans	165,349	90,142	173,958	82,691
Weighted average common shares outstanding during the period for diluted computation	14,824,680	14,709,756	14,833,239	14,702,134

Earnings per share, basic	$.20	$.20	$.10	$.11
Earnings per share, diluted	$.20	$.20	$.10	$.11

For the six and three months ended July 31, 2011, employee stock options to purchase 616,585 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercised were greater than the market price of the Company’s common shares at July 31, 2011. For the six and three months ended July 31, 2010, employee stock options to purchase 517,137 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercised were greater than the market price of the Company’s common shares at July 31, 2010.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes RSU transactions for the six-month period ended July 31, 2011:

Units
Non-vested at February 1, 2011	12,315
Granted	-
Vested	-
Forfeited	-
Non-vested at July 31, 2011	12,315

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option transactions for the six-month period ended July 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2011	1,274,204	$10.1942	6.29
Granted	-	-
Forfeited	-	-
Expired	(26,000)	11.7500
Exercised	(5,000)	8.5600
Outstanding at July 31, 2011	1,243,204	$10.1683	5.94	$1,059,613

Exercisable at July 31, 2011	921,358	$9.9011	5.01	$937,938

There were 5,000 options exercised during the six-month period ended July 31, 2011 and 30,226 options exercised during the six-month period ended July 31, 2010.

The following table summarizes information about the options outstanding and options exercisable as of July 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.50 – 6.99	39,825	1.07	$5.5328	39,825	$5.5328
$7.00 – 8.99	116,450	3.57	7.4110	116,450	7.4110
$9.00 – 9.99	470,344	5.77	9.4848	326,949	9.3948
$10.00 – 10.99	155,337	5.26	10.8975	155,337	10.8975
$11.00 – 11.99	335,800	6.61	11.5426	282,797	11.5796
$12.00 – 12.99	125,448	9.39	12.1800	0	0
	1,243,204	5.94	$10.1683	921,358	$9.9011

As of July 31, 2011, there was $793,628 (excludes an unrecognized compensation cost of $149,997 related to RSUs) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	July 31,	January 31,
	2011	2011
Raw materials	$12,538,152	$11,639,410
Work in progress	2,123,323	1,914,412
Finished goods	2,317,453	1,920,608
	$16,978,928	$15,474,430

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Six Months Ended
	July 31,
	2011	2010
Cash paid during the period for:
Interest	$99,046	$108,940
Income taxes	1,074,259	1,042,039

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

As of the fiscal year ended January 31, 2011, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of July 31, 2011, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2011.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,431,910 which can be used for working capital.  Of the total lines of credit available, the foreign unsecured line of credit totals $431,910, or 300,000 Euro.  As of July 31, 2011 and January 31, 2011, the Company had zero outstanding borrowings from its domestic line of credit.  The Company’s foreign line of credit had outstanding borrowings of $293,971, or  204,189 Euro, and zero as of July 31, 2011 and January 31, 2011, respectively.

Short-term and long-term debt consisted of the following:

	July 31,	January 31,
	2011	2011

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at July 31, 2011), maturing April, 2021, collateralized
by the Telford, PA building	$2,279,958	$2,396,878

Note payable, bank, payable in quarterly installments of
$35,993, or 25,000 Euro, plus interest at a fixed rate of 3.82%,
maturing January, 2016	647,865	684,600

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	107,852	188,742

Line of credit, $293,971, or 204,189 Euro, payable upon
demand, plus interest at a rate of 70 basis points over
the thirty day EURIBOR rate (effective interest rate of
2.13% at July 31, 2011)	293,971	-

	3,329,646	3,270,220
Less current portion	779,635	532,540
	2,550,011	2,737,680
Fair market value of interest rate swap liability	318,328	274,308
Long-term portion	$2,868,339	$3,011,988

One of the notes payable and the bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of July 31, 2011, the Company was in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of July 31, 2011, the effective fixed interest rate was 7.07% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a fair value hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of July 31, 2011.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $200,547 (net of tax) as of July 31, 2011 and a decrease in equity of $172,814 (net of tax) as of January 31, 2011.  The change in the fair value of the interest rate swap agreement resulted in a $27,733 (net of tax) equity decrease from the fiscal year ended January 31, 2011. These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The bank has issued and has outstanding standby letters of credit to customers totaling $1,468,229 as of July 31, 2011, which have expiration dates during the fiscal years ending January 31, 2012 and 2013 in the amounts of $185,261 and $1,282,968, respectively.

Maturities of short-term and long-term debt are as follows:

As of
July 31,
2012	$779,635
2013	377,812
2014	377,812
2015	377,812
2016	305,817
Thereafter	1,110,758
$3,329,646

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	July 31,	January 31,
	2011	2011
Interest rate swap, net of tax	($200,547)	($172,814)
Foreign currency translation adjustment	1,385,043	1,038,123
Minimum pension liability adjustment, net of tax	(4,067,076)	(4,067,076)
	($2,882,580)	($3,201,767)

NOTE 10 – OTHER INCOME, NET

Other income, net consisted of the following:
	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Interest income	$91,911	$106,776	$47,368	$25,542
Other miscellaneous income	99,419	83,457	37,976	47,223
	$191,330	$190,233	$85,344	$72,765

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

The following table provides the components of net periodic pension (income) cost:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Service cost	$102,842	$81,833	$51,442	$64,833
Interest cost	560,764	545,324	280,364	272,574
Expected return on plan assets	(700,981)	(499,279)	(350,481)	(256,029)
Recognized net actuarial loss	104,943	111,985	52,443	55,985
Net periodic benefit cost	$67,568	$239,863	$33,768	$137,363

The Company contributed $2,951,289 to the pension plans during the six-month period ended July 31, 2011 and expects to make an additional contribution of $47,122 during the six-month period ending January 31, 2012.

NOTE 12 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2011, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended July 31, 2011, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore, the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Net sales
Product Recovery/Pollution Control Technologies	$17,957,870	$20,720,407	$9,625,898	$9,707,182
Fluid Handling Technologies	16,960,255	13,039,530	7,407,151	6,508,959
Mefiag Filtration Technologies	6,344,301	4,942,719	3,204,384	2,508,470
Filtration/Purification Technologies	5,256,820	5,011,307	2,851,910	2,712,275
	$46,519,246	$43,713,963	$23,089,343	$21,436,886

Income (loss) from operations
Product Recovery/Pollution Control Technologies	($529,328)	$1,158,397	($49,043)	$642,236
Fluid Handling Technologies	4,142,399	2,603,264	1,901,703	1,314,468
Mefiag Filtration Technologies	390,550	369,965	169,078	163,446
Filtration/Purification Technologies	301,848	278,444	200,755	186,880
	$4,305,469	$4,410,070	$2,222,493	$2,307,030

	July 31,	January 31,
	2011	2011
Identifiable assets
Product Recovery/Pollution Control Technologies	$33,815,944	$34,003,251
Fluid Handling Technologies	19,300,127	18,114,257
Mefiag Filtration Technologies	14,943,245	12,814,143
Filtration/Purification Technologies	8,403,782	8,369,385
	76,463,098	73,301,036
Corporate	32,663,387	34,745,292
	$109,126,485	$108,046,328

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through September 1, 2011 to settle cases involving asbestos-related claims was $626,500, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $31,325.  For the six-months ended July 31, 2011 and through September 1, 2011, the date of the filing, there were a total of 128 cases pending against the Company (with New York, Pennsylvania and West Virginia having the largest number of cases and being the most active jurisdictions), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission.  For the six-months ended July 31, 2011 and through September 1, 2011 48 new cases were filed against the Company, and the Company was dismissed from 12 cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2011, and the related consolidated statements of income for the six-month and three-month periods ended July 31, 2011 and 2010, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended July 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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
September 1, 2011

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the six-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2%	63.8%	64.8%	63.4%
Gross profit	34.8%	36.2%	35.2%	36.6%

Selling expenses	12.6%	13.0%	12.7%	12.9%
General and administrative expenses	13.0%	13.1%	12.9%	12.9%
Income from operations	9.2%	10.1%	9.6%	10.8%

Interest expense	(0.2%)	(0.2%)	(0.2%)	(0.1%)
Other income, net	0.4%	0.4%	0.4%	0.3%
Income before taxes	9.4%	10.3%	9.8%	11.0%

Provision for taxes	3.2%	3.5%	3.3%	3.8%
Net income	6.2%	6.8%	6.5%	7.2%

Six Months Ended July 31, 2011 vs. Six Months Ended July 31, 2010:

Net sales for the six-month period ended July 31, 2011 were $46,519,246 compared with $43,713,963 for the six-month period ended July 31, 2010, an increase of $2,805,283 or 6.4%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $17,957,870, or $2,762,537 lower than the $20,720,407 of sales for the six-month period ended July 31, 2010, a decrease of 13.3%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due principally to lower sales for our Strobic Air laboratory fume hood exhaust systems.  We attribute the lower sales for our Strobic Air systems to the varying delivery schedules of booked orders as well as from the lagging effect of delays in the timing of customer orders for several large projects.

Sales in the Fluid Handling Technologies reporting segment totaled $16,960,255, or $3,920,725 higher than the $13,039,530 of sales for the six-month period ended July 31, 2010, an increase of 30.1%.  Sales in the Fluid Handling Technologies reporting segment were higher as compared with the same period last year due to higher sales for all the product brands within this reporting segment.  The largest percentage of the sales increase in this reporting segment came from the Fybroc product brand due to shipping the remaining $2.4 million of the $3.7 million order which was previously announced on October 12, 2010.

Sales in the Mefiag Filtration Technologies reporting segment were $6,344,301, or $1,401,582 higher than the $4,942,719 of sales for the six-month period ended July 31, 2010, an increase of 28.4%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to an increase in sales across all Mefiag product lines which we attribute to an apparent improvement in the economic environment of the industrial markets serviced by this reporting segment which are primarily the automotive and housing industries.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Sales in the Filtration/Purification Technologies segment were $5,256,820, or $245,513 higher than the $5,011,307 of sales for the six-month period ended July 31, 2010, an increase of 4.9%.  This increase was due primarily to increased demand in our Keystone Filter business unit partially offset by decreased demand in our Pristine Water Solutions business unit as a result of inclement weather as well as continued weakness in the municipal markets served by this business unit.

The Company’s backlog of orders totaled $26,346,245 and $17,736,458 as of July 31, 2011 and 2010, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer’s purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of July 31, 2011 will be shipped during the current fiscal year.

Income from operations for the six-month period ended July 31, 2011 was $4,305,469 compared with $4,410,070 for the six-month period ended July 31, 2010, a decrease of $104,601 or 2.4%.

The loss from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $529,328, or $1,687,725 lower than the income of $1,158,397 for the six-month period ended July 31, 2010.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to the following: (i) lower sales for our Strobic Air laboratory fume hood exhaust systems, (ii) lower gross margins experienced amongst all product brands within this reporting segment due primarily to product mix, increases in material cost and competitive pricing pressures and (iii) severance expense of approximately $300,000 as a result of the Company offering an enhanced voluntary employee retirement program.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4,142,399, or $1,539,135 higher than the income of $2,603,264 for the six-month period ended July 31, 2010, an increase of 59.1%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to the increase in sales, as well as higher gross margins, within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $390,550, or $20,585 higher than the income of $369,965 for the six-month period ended July 31, 2010, an increase of 5.6%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment resulted from a 28.4% increase in sales, offset by lower gross margins.

Income from operations in the Filtration/Purification Technologies segment was $301,848 or $23,404 higher than the income of $278,444 for the six-month period ended July 31, 2010, an increase of 8.4%.  The increase in income from operations in the Filtration/Purification Technologies segment resulted from a 4.9% increase in sales, offset by slightly lower gross margins.

Net income for the six-month period ended July 31, 2011 was $2,902,741 compared with $2,963,808 for the six-month period ended July 31, 2010, a decrease of $61,067, or 2.1%.

The gross profit margin for the six-month periods ended July 31, 2011 and July 31, 2010 was 34.8% and 36.2%, respectively.  The gross profit margin in our Fluid Handling Technologies reporting segment was higher than the same period last year with the Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments as well as the Filtration/Purification Technologies segment all having lower gross profit margins than the same period last year.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Selling expense was $5,840,188 for the six-month period ended July 31, 2011, an increase of $140,371 compared with the same period last year.  This increase was primarily due to higher payroll and related payroll benefit expenses as well as higher representative and distributor commission expense.  Selling expense as a percentage of net sales was 12.6% for the six-month period ended July 31, 2011 compared with 13.0% for the same period last year.

General and administrative expense was $6,049,529 for the six-month period ended July 31, 2011 compared with $5,714,804 for the same period last year, an increase of $334,725.  This increase was primarily related to severance expense of approximately $300,000 as a result of the Company offering an enhanced voluntary employee retirement program for employees within the Product Recovery/Pollution Control Technologies reporting segment.  As of July 31, 2011, the Company ended the enhanced voluntary employee retirement program.  General and administrative expense as a percentage of net sales was 13.0% for the six-month period ended July 31, 2011, compared with 13.1% for the same period last year.

Interest expense was $98,709 for the six-month period ended July 31, 2011, compared with $109,686 for the same period in the prior year, a decrease of $10,977.  This slight decrease was due principally to the reduction of debt.

Other income, net, was $191,330 for the six-month period ended July 31, 2011 compared with $190,233 for the same period in the prior year, an increase of $1,097.

The effective tax rates for both the six-month periods ended July 31, 2011 and 2010 were 34.0%.  Our analysis of our current tax position led us to continue using 34.0% as our effective tax rate for the second quarter of fiscal year 2012.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Three Months Ended July 31, 2011 vs. Three Months Ended July 31, 2010:

Net sales for the three-month period ended July 31, 2011 were $23,089,343 compared with $21,436,886 for the three-month period ended July 31, 2010, an increase of $1,652,457 or 7.7%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $9,625,898 compared with $9,707,182 for the three-month period ended July 31, 2010, a decrease of $81,284 or 0.8%.   The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due primarily to lower sales of our Strobic Air laboratory fume hood exhaust systems as compared with the same quarter last year.

Sales in the Fluid Handling Technologies reporting segment were $7,407,151 compared with $6,508,959 for the three-month period ended July 31, 2010, an increase of $898,192 or 13.8%.  The sales increase in the Fluid Handling Technologies reporting segment was due to an increase in demand for all product brands within this reporting segment.

Sales in the Mefiag Filtration Technologies reporting segment were $3,204,384, or $695,914 higher than the $2,508,470 of sales for the three-month period ended July 31, 2010, an increase of 27.7%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to shipping the majority of the approximately $500,000 order from a large German automotive component manufacturer, as well as an increase in sales across all Mefiag product lines, which we attribute to an apparent improvement in the economic environment of the industrial markets serviced by this reporting segment which are primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $2,851,910 compared with $2,712,275 for the three-month period ended July 31, 2010, an increase of $139,635 or 5.1%.  This increase was due primarily to increased demand in our Keystone Filter business unit as well as slightly higher sales in our Pristine Water Solutions business unit.

Income from operations for the three-month period ended July 31, 2011 was $2,222,493 compared with $2,307,030 for the three-month period ended July 31, 2010, a decrease of $84,537 or 3.7%.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

The loss from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $49,043, or $691,279 lower than the income of $642,236 for the three-month period ended July 31, 2010.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to the following: (i) lower sales for our Strobic Air laboratory fume hood exhaust systems, (ii) lower gross margins experienced amongst all product brands within this reporting segment due primarily to product mix, increases in material cost and competitive pricing pressures and (iii) severance expense of approximately $300,000 as a result of the Company offering an enhanced voluntary employee retirement program.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,901,703, or $587,235 higher than the income of $1,314,468 for the three-month period ended July 31, 2010, an increase of 44.7%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to the increase in sales, as well as higher gross margins, within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $169,078, or $5,632 higher than the income of $163,446 for the three-month period ended July 31, 2010, an increase of 3.4%.

Income from operations in the Filtration/Purification Technologies segment was $200,755 or $13,875 higher than the income of $186,880 for the three-month period ended July 31, 2010, an increase of 7.4%.

Net income for the three-month period ended July 31, 2011 was $1,490,234 compared with $1,552,730 for the three-month period ended July 31, 2010, a decrease of $62,496 or 4.0%.

The gross profit margin for the three-month periods ended July 31, 2011 and July 31, 2010 was 35.2% and 36.6%, respectively.  The gross profit margin in our Fluid Handling Technologies reporting segment was higher than the same period last year with the Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments as well as the Filtration/Purification Technologies segment all having lower gross profit margins than the same period last year.

Selling expense was $2,924,062 for the three-month period ended July 31, 2011, an increase of $157,142 compared with the same period last year.  This increase was primarily due to higher payroll and related payroll benefit expenses as well as higher representative and distributor commission expense.  Selling expense as a percentage of net sales was 12.7% for the three-month period ended July 31, 2011 compared with 12.9% for the same period last year.

General and administrative expense was $2,990,426 for the three-month period ended July 31, 2011 compared with $2,769,202 for the three-month period ended July 31, 2010, an increase of $221,224.  This increase was primarily related to severance expense of approximately $300,000 as a result of the Company offering an enhanced voluntary employee retirement program for employees within the Product Recovery/Pollution Control Technologies reporting segment. As of July 31, 2011, the Company ended the enhanced voluntary employee retirement program.  General and administrative expense as a percentage of net sales was 12.9% for both the three-month periods ended July 31, 2011 and 2010.

Interest expense was $49,908 for the three-month period ended July 31, 2011 compared with $27,176 for the same period in the prior year, an increase of $22,732.  As disclosed in the Company’s Form 10-Q for the quarter ended July 31, 2010, the Company corrected, in the second quarter July 31, 2010, the three-month period ended April 30, 2010 elimination of interest income and expense related to an intercompany loan between the Company and one of its subsidiaries.  The actual interest expense for the first quarter ended April 30, 2010 was $54,798 making the actual interest expense for the second quarter ended July 31, 2010 $54,888.  Comparing the interest expense of $49,908 for the second quarter ended July 31, 2011 with the second quarter ended July 31, 2010 adjusted interest expense of $54,888 results in a slight decrease of $4,980.  This slight decrease was due principally to the reduction of debt.  The omission of the intercompany loan interest income and expense elimination from the three-month period ended April 30, 2010, and subsequent correction in the second quarter July 31, 2010, did not have an impact on reported net income for either period.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Other income, net, was $85,344 for the three-month period ended July 31, 2011 compared with $72,765 for the same period in the prior year, an increase of $12,579.  As mentioned in the preceding paragraph, the Company corrected, in the second quarter July 31, 2010, the three-month period ended April 30, 2010 elimination of interest income and expense related to an intercompany loan between the Company and one of its subsidiaries.  The actual other income, net for the first quarter ended April 30, 2010 was $89,755 making the actual other income, net for the second quarter ended July 31, 2010, $100,478.  Comparing the other income, net of $85,344 for the second quarter ended July 31,  2011 with the second quarter ended July 31, 2010 adjusted other income, net of $100,478 results in a slight decrease of $15,134.  The slight decrease in other income, net, primarily related to lower interest income earned on our cash balance.  The omission of the intercompany loan interest income and expense elimination from the three-month period ended April 30, 2010, and subsequent correction in the second quarter July 31, 2010, did not have an impact on reported net income for either period.

The effective tax rates for both the three-month periods ended July 31, 2011 and 2010 were 34.0%.  Our analysis of our current tax position led us to continue using 34.0% as our effective tax rate for the second quarter of fiscal year 2012.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Liquidity:

The Company’s cash and cash equivalents were $29,721,241 on July 31, 2011 compared with $32,400,814 on January 31, 2011, a decrease of $2,679,573.  The decrease in the Company’s cash and cash equivalents is primarily the net result of quarterly cash dividend payments amounting to $1,934,975, the purchase of investments amounting to $1,010,534, investment in property and equipment of $918,049, and payments on debt totaling $385,819, offset by cash provided by operating activities of $619,328, proceeds from maturities of investments of $497,155 and proceeds from new borrowings amounting to $407,759.  The single largest item contributing to the Company’s cash flows from operating activities of $619,328 for the six-months ended July 31, 2011, and the overall decrease in cash and cash equivalents from January 31, 2011, was the Company’s contribution of $2,951,289 to its hourly and salary pension plans, of which $2,929,061 was contributed during the first quarter ended April 30, 2011.  We expect that the increased contribution, which was above our minimum funding requirement, will improve the funded status of the pension plans and, along with the accrual of future benefits being frozen, will therefore improve our risk profile.  For the remaining six months of the fiscal year ending January 31, 2012, the Company expects to make an additional pension contribution of $47,122.  The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $16,747,749 on July 31, 2011 compared with $15,311,322 on January 31, 2011, which represents an increase of $1,436,427.  This increase in accounts receivable is reflective of the higher sales for the three and six-months ended July 31, 2011.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories totaled $16,978,928 on July 31, 2011 compared with $15,474,430 on January 31, 2011, an increase of $1,504,498.  Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved.  We have been reducing our inventory where possible.

Current liabilities amounted to $13,553,419 on July 31, 2011, compared with $11,208,173 on January 31, 2011, an increase of $2,345,246.  This increase is due primarily to increases in accounts payable, customers’ advances and current portion of debt, partially offset by a decrease in accrued salaries, wages and benefits.

As of July 31, 2011 and January 31, 2011, working capital was $52,291,625 and $54,137,879, respectively, and the current ratio was 4.9 and 5.8, respectively.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

We expect that our major source of funding for normalized operations during the fiscal year 2012 and the immediate future thereafter will be our operating cash flow and cash, cash equivalents, and short-term investments.  We believe we have sufficient liquidity for the next several years to fund, at anticipated levels of growth, operations, research and development, capital expenditures, scheduled debt repayments and dividend payments.

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit through November 2011, subject to terms thereof.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At July 31, 2011, we were in compliance with both financial covenants.  The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At July 31, 2011 and January 31, 2011, our liability/tangible net worth ratio using this measure was 0.37 times and 0.39 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At July 31, 2011 and January 31, 2011, our fixed charge coverage ratio using this measure was 1.38 times and 1.43 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of July 31, 2011, we were in compliance with all such provisions.

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

Capital Resources and Requirements:

Cash flows provided by operating activities during the six-month period ended July 31, 2011 amounted to $619,328 compared with $5,192,092 in the six-month period ended July 31, 2010, a decrease of $4,572,764.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a decrease in accrued pension retirement benefits of $2,751,787 compared with a decrease in accrued pension retirement benefits of $166,385 for the same period last year, or a period-to-period cash outflow of $2,585,402, (ii) an increase in inventories of $1,379,911 compared with a decrease in inventories of $1,151,115 for the same period last year, or a period-to-period cash outflow of $2,531,026, (iii) an increase in accounts receivable of $1,357,446 compared with an increase in accounts receivable of $875,673 for the same period last year, or a negative impact on cash flow of $481,773 and (iv) an increase in prepaid expenses, deposits and other assets of $162,928 compared with a decrease in prepaid expenses, deposits and other assets of $282,742 for the same period last year, or a period-to-period cash outflow of $445,670.  The previously listed cash outflows were partially offset by the following: (i) an increase in customers’ advances of $372,567 compared with a decrease in customers’ advances of $237,335 for the same period last year, or a period-to-period cash inflow of $609,902, (ii) an increase in accounts payable and accrued expenses of $1,650,817 compared with an increase in accounts payable and accrued expenses of $1,063,414, or a positive impact on cash flow of $587,403 and (iii) an increase in other non-current liabilities of $1,098 compared with a decrease in other non-current liabilities of $165,287, or a positive impact on cash flow of $166,385.

Cash flows used in investing activities during the six-month period ended July 31, 2011 amounted to $1,397,438 compared with cash flows used in investing activities of $783,326 for the six-month period ended July 31, 2010, an increase of $614,112.  The increase in cash flows used for investing activities is principally due to the following: (i) purchase of investments of $1,010,534 compared with purchase of investments of $497,155 for the same period last

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

year, or a period-to-period cash outflow of $513,379 and (ii) routine purchases of property and equipment of $918,049 compared with purchases of property and equipment of $527,064 for the same period last year, or a period-to-period cash outflow of $390,985.  The previously listed cash outflows were partially offset by proceeds from maturities of investments of $497,155 compared with proceeds from maturities of investments of $240,893 for the same period last year, or a period-to-period cash inflow of $256,262.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the six-month period ended July 31, 2011 utilized $1,913,035 of available resources, compared with $1,842,499 utilized during the six-month period ended July 31, 2010.  The increase in cash utilized amounting to $70,536 is principally due to an increase in the payment of dividends as well as an increase in the reduction of debt, partially offset by proceeds received from the Company’s foreign line of credit at Mefiag B.V.

The Board of Directors declared quarterly dividends of $.066 per share payable on March 17, 2011, June 15, 2011 and September 15, 2011 to shareholders of record at the close of business on March 3, 2011, June 1, 2011 and September 1, 2011, respectively.

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

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 13 of the January 31, 2011 consolidated financial statements included in Form 10-K and include, among others, the discount rate and the expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below that which is required by our impairment model, while the fiscal year 2011 operating profit was slightly higher than the amount which is required by our impairment model.  During the fiscal year ended January 31, 2011, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge. For the six-month period ended July 31, 2011, the annualized projection for net sales and operating profit for Flex-Kleen currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2012 and we anticipate that Flex-Kleen’s performance during the fiscal year ending January 31, 2012 will be sufficient to avoid an impairment charge. Our projections are forward-looking statements where the actual results may not be as we presently anticipate;

•	materially adverse changes in economic conditions (i) in the markets served by us or (ii) in significant customers of ours;
•	material changes in available technology;
•
adverse developments in the asbestos cases that have been filed against the Company, including without limitation the exhaustion of insurance coverage, the imposition of punitive damages, the insolvency or liquidation of our insurance carriers, or other adverse developments in the availability of insurance coverage. On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage;

•	changes in accounting rules promulgated by regulatory agencies, including the SEC, which could result in an impact on earnings;
•	the cost of compliance with Sarbanes-Oxley and other applicable legal and listing requirements, and the unanticipated possibility that Met-Pro may not meet these requirements;
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of July 31, 2011 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

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

Accordingly, as of July 31, 2011 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives and there were no significant changes in disclosure controls and procedures during the quarter ended July 31, 2011.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through September 1, 2011 to settle cases involving asbestos-related claims was $626,500, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $31,325.  For the six-months ended July 31, 2011 and through September 1, 2011, the date of the filing, there were a total of 128 cases pending against the Company (with New York, Pennsylvania and West Virginia having the largest number of cases and being the most active jurisdictions), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission.  For the six-months ended July 31, 2011 and through September 1, 2011 48 new cases were filed against the Company, and the Company was dismissed from 12 cases and settled one case.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter ended July 31, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended July 31, 2011:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2011	-	$ -	-	183,640
June 1-30, 2011	-	-	-	183,640
July 1-31, 2011	-	-	-	183,640
Total	-	$ -	-	183,640

(1)
On November 3, 2008, our Board of Directors authorized a Common Share repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

None.

Index
MET-PRO CORPORATION

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)(ch)	Amendment No. 1 to the Met-Pro Corporation
2008 Equity Incentive Plan in Respect of Performance-Based
Compensation Under Code Section 162(m), incorporated by
reference to the Company’s definitive proxy statement for
the 2011 Annual Meeting of Shareholders filed on
April 11, 2011. *

	(31.1)	Certification of the Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.**

	(31.2)	Certification of the Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.**

	(32.1)	Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

	(32.2)	Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

	(100.INS)	XBRL Instance**

	(100.SCH)	XBRL Taxonomy Extension Schema**

	(100.CAL)	XBRL Taxonomy Extension Calculation**

	(100.LAB)	XBRL Taxonomy Extension Labels**

	(100.PRE)	XBRL Taxonomy Extension Presentation**

	(100.DEF)	XBRL Taxonomy Extension Definition**

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.

Index
MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

September 1, 2011	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President

September 1, 2011	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director