Form 10-Q
period 2011-10-31
MET PRO CORP
filed 2011-12-08
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2011

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

As of December 8, 2011 the Registrant had 14,659,545 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION

INDEX

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2011	2011
Current assets	(unaudited)
Cash and cash equivalents	$32,674,159	$32,400,814
Short-term investments	764,061	497,155
Accounts receivable, net of allowance for
doubtful accounts of approximately
$498,000 and $444,000, respectively	16,134,931	15,311,322
Inventories	17,653,829	15,474,430
Prepaid expenses, deposits and other current assets	1,667,011	1,578,176
Deferred income taxes	85,342	84,155
Total current assets	68,979,333	65,346,052

Property, plant and equipment, net	20,178,001	19,863,031
Goodwill	20,798,913	20,798,913
Other assets	2,367,577	2,038,332
Total assets	$112,323,824	$108,046,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$639,950	$532,540
Accounts payable	6,484,748	4,864,724
Accrued salaries, wages and benefits	1,620,519	1,650,314
Other accrued expenses	2,765,020	2,286,043
Dividend payable	1,040,828	967,445
Customers’ advances	3,357,674	907,107
Total current liabilities	15,908,739	11,208,173

Long-term debt	2,773,613	3,011,988
Accrued pension retirement benefits	3,806,208	6,553,262
Other non-current liabilities	55,842	54,195
Deferred income taxes	2,716,481	2,745,786
Total liabilities	25,260,883	23,573,404

Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,269,134 and 1,270,417 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	3,989,227	3,448,249
Retained earnings	95,121,987	93,113,247
Accumulated other comprehensive loss	(3,159,968)	(3,201,767)
Treasury shares, at cost	(10,481,173)	(10,479,673)
Total shareholders’ equity	87,062,941	84,472,924
Total liabilities and shareholders’ equity	$112,323,824	$108,046,328
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Net sales	$71,764,377	$65,098,637	$25,245,131	$21,384,674
Cost of goods sold	46,234,343	41,478,910	15,910,283	13,589,638
Gross profit	25,530,034	23,619,727	9,334,848	7,795,036

Operating expenses
Selling	8,784,207	8,549,038	2,944,019	2,849,221
General and administrative	9,437,146	8,478,717	3,387,617	2,763,913
	18,221,353	17,027,755	6,331,636	5,613,134
Income from operations	7,308,681	6,591,972	3,003,212	2,181,902

Interest expense	(145,862)	(159,887)	(47,153)	(50,201)
Other income, net	389,647	208,834	198,317	18,601
Income before taxes	7,552,466	6,640,919	3,154,376	2,150,302

Provision for taxes	2,567,839	2,257,912	1,072,490	731,103
Net income	$4,984,627	$4,383,007	$2,081,886	$1,419,199

Earnings per share, basic (1)	$.34	$.30	$.14	$.10
Earnings per share, diluted (2)	$.34	$.30	$.14	$.10
Cash dividend per share – declared (3)	$.203	$.186	$.071	$.066
Cash dividend per share – paid (3)	$.198	$.180	$.066	$.060

(1)
Basic earnings per share are based upon the weighted average number of shares outstanding of 14,659,402 and 14,621,802 for the nine-month periods ended October 31, 2011 and 2010, respectively, and 14,659,383 and 14,620,439 for the three-month periods ended October 31, 2011 and 2010, respectively.

(2)
Diluted earnings per share are based upon the weighted average number of shares outstanding of 14,788,493 and 14,717,084 for the nine-month periods ended October 31, 2011 and 2010, respectively, and 14,799,814 and 14,711,056 for the three-month periods ended October 31, 2011 and 2010, respectively.

(3)
The Board of Directors declared a quarterly dividend of $.071 per share payable on December 16, 2011 to shareholders of record at the close of business on December 2, 2011.  The Board of Directors declared quarterly dividends of $.066 per share payable on December 17, 2010, March 17, 2011, June 15, 2011 and September 15, 2011 to shareholders of record at the close of business on December 3, 2010, March 3, 2011, June 1, 2011 and September 1, 2011, respectively.  The Board of Directors declared quarterly dividends of $.06 per share payable on March 12, 2010, June 11, 2010 and September 15, 2010 to shareholders of record at the close of business on February 26, 2010, May 28, 2010 and September 1, 2010, respectively.

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	($3,201,767)	($10,479,673)	$84,472,924

Comprehensive income:
Net income	-	-	4,984,627	-	-
Foreign currency translation
adjustment	-	-	-	80,375	-
Interest rate swap,
net of tax of $22,656	-	-	-	(38,576)	-
Total comprehensive income						5,026,426

Dividends	-	-	(2,975,887)	-	-	(2,975,887)
Stock-based compensation	-	539,478	-	-	-	539,478
Stock option transactions	-	1,500	-	-	41,300	42,800
Purchase of 3,717 treasury shares	-	-	-	-	(42,800)	(42,800)
Balances, October 31, 2011	$1,592,868	$3,989,227	$95,121,987	($3,159,968)	($10,481,173)	$87,062,941

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	($3,679,641)	($10,587,413)	$80,977,584

Comprehensive income:
Net income	-	-	4,383,007	-	-
Foreign currency translation
adjustment	-	-	-	(6,615)	-
Interest rate swap,
net of tax of $43,318	-	-	-	(73,757)	-
Total comprehensive income						4,302,635

Dividends	-	-	(2,721,259)	-	-	(2,721,259)
Stock-based compensation	-	484,416	-	-	-	484,416
Stock option transactions	-	(133,034)	-	-	680,266	547,232
Purchase of 62,735 treasury shares	-	-	-	-	(660,019)	(660,019)
Balances, October 31, 2010	$1,592,868	$3,340,332	$92,324,568	($3,760,013)	($10,567,166)	$82,930,589

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 31,
	2011	2010

Cash flows from operating activities
Net income	$4,984,627	$4,383,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,433,018	1,344,262
Deferred income taxes	(4,646)	(1,809)
(Gain) on sale of property and equipment, net	(26,003)	(13,236)
Stock-based compensation	539,478	484,416
Allowance for doubtful accounts	53,654	(31,473)
Changes in operating assets and liabilities:
Accounts receivable	(839,188)	364,097
Inventories	(2,138,267)	214,319
Prepaid expenses, deposits and other assets	(246,406)	(269,599)
Accounts payable and accrued expenses	2,028,062	1,839,376
Customers’ advances	2,451,901	(324,249)
Accrued pension retirement benefits	(2,747,053)	(33,569)
Other non-current liabilities	1,647	1,647
Net cash provided by operating activities	5,490,824	7,957,189

Cash flows from investing activities
Proceeds from sale of property and equipment	33,848	36,037
Acquisitions of property and equipment	(1,636,866)	(1,128,403)
Purchases of investments	(1,010,534)	(497,155)
Proceeds from maturities of investments	497,155	240,893
Payment for acquisition of business	-	(955,268)
Net cash used in investing activities	(2,116,397)	(2,303,896)

Cash flows from financing activities
Proceeds from new borrowing	426,802	189,074
Reduction of debt	(625,413)	(584,864)
Exercises of stock options	42,800	547,232
Payments of dividends	(2,902,505)	(2,631,441)
Purchases of treasury shares	(42,800)	(660,019)
Net cash used in financing activities	(3,101,116)	(3,140,018)
Effect of exchange rate changes on cash	34	38,386

Net increase in cash and cash equivalents	273,345	2,551,661

Cash and cash equivalents at February 1	32,400,814	30,662,104
Cash and cash equivalents at October 31	$32,674,159	$33,213,765
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its direct and indirect wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Industrial Services, Inc., Bio-Reaction Industries Inc., Met-Pro Holdings LLC and Met-Pro Chile Limitada.  Significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2011 and the results of operations for the nine-month and three-month periods ended October 31, 2011 and 2010, and changes in shareholders’ equity and cash flows for the nine-month periods then ended. The results of operations for the nine-month and three-month periods ended October 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.  In addition, the January 31, 2011 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy in order to increase the comparability of disclosures between reporting entities applying U.S. GAAP and those applying IFRSs.  Additionally, the amendments expand the disclosures for fair value measurements categorized within Level 3 where a reporting entity will need to include the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The adoption of  this update will not have a material impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  The amendments in this update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt ASU No. 2011-08 during the fiscal fourth quarter ended January 31, 2012. The Company does not expect such adoption will have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and cash equivalents at October 31, 2011 and January 31, 2011 amounted to $32,674,159 and $32,400,814, respectively. The cash and cash equivalents balance at October 31, 2011 was comprised of the following: (i) cash amounting to $7,957,437 and (ii) cash equivalents consisting of money market funds amounting to $24,716,722.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests and places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At October 31, 2011, the Company’s cash and cash equivalents were held at 20 financial institutions.

Short-term investments:

Short-term investments at October 31, 2011 and January 31, 2011 amounted to $764,061 and $497,155, respectively, and were comprised of certificates of deposit with twelve month maturity dates. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term investments:

Long-term investments at October 31, 2011 and January 31, 2011 amounted to $494,537 and $248,063, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investments at October 31, 2011 were comprised of two certificates of deposit with fourteen and fifteen month maturity dates. The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Debt:

The estimated fair value and carrying amount of debt were as follows:

	October 31,	January 31,
	2011	2011
Estimated fair value	$3,840,838	$3,858,888
Carrying amount	3,413,563	3,544,528

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

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at October 31, 2011 and January 31, 2011:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	October 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,674,159	$32,674,159	$-	$-
Short-term investments	764,061	764,061	-	-
Long-term investments	494,537	494,537	-	-
Cash surrender value - life insurance policies	1,062,571	-	1,062,571	-
Interest rate swap agreement	(335,540)	-	(335,540)	-
	$34,659,788	$33,932,757	$727,031	$-

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no transfers of assets or liabilities between Level 1 and Level 2 in the nine-month period ended October 31, 2011 or the fiscal year ended January 31, 2011.

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

	Nine Months Ended October 31,		Three Months Ended October 31,
	2011	2010	2011	2010
Numerator:
Net income	$4,984,627	$4,383,007	$2,081,886	$1,419,199
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,659,402	14,621,802	14,659,383	14,620,439
Dilutive effect of stock-based compensation plans	129,091	95,282	140,431	90,617
Weighted average common shares outstanding during the period for diluted computation	14,788,493	14,717,084	14,799,814	14,711,056

Earnings per share, basic	$.34	$.30	$.14	$.10
Earnings per share, diluted	$.34	$.30	$.14	$.10

For the nine and three months ended October 31, 2011, employee stock options to purchase 1,086,929 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options exercised were greater than the market price of the Company’s common shares at October 31, 2011. For the nine and three months ended October 31, 2010, employee stock options to purchase 361,800 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options exercised were greater than the average market price of the Company’s common shares at October 31, 2010.

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

Restricted Stock Units:

On December 17, 2010, the Company awarded an aggregate of 12,315 RSUs to its five non-employee Directors. Each RSU entitles the grantee to receive, from the Company, one common share at the one year anniversary vesting date in accordance with the terms of the award agreement. The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the Board of Directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on December 17, 2010 was $12.18 (which is the average of the high and low price of the Company’s common shares as quoted on the NYSE that day). As of October 31, 2011, there was $37,499 of unrecognized compensation expense for these RSUs.  Prior to December 17, 2010, the Company had never granted any RSUs.

The following table summarizes RSU transactions for the nine-month period ended October 31, 2011:

Units
Non-vested at February 1, 2011	12,315
Granted	-
Vested	-
Forfeited	-
Non-vested at October 31, 2011	12,315

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

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Nine Months Ended
	October 31,
	2011	2010
Expected term (years)	-	5.0
Risk-free interest rate	-	1.90% - 3.53%
Expected volatility	-	29% - 45%
Dividend yield	-	1.88% - 2.48%

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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2011	1,274,204	$10.1942	6.29
Granted	-	-
Forfeited	-	-
Expired	(26,000)	11.7500
Exercised	(5,000)	8.5600
Outstanding at October 31, 2011	1,243,204	$10.1683	5.69	$324,693

Exercisable at October 31, 2011	921,358	$9.9011	4.76	$324,693

There were 5,000 options exercised during the nine-month period ended October 31, 2011 and 83,561 options exercised during the nine-month period ended October 31, 2010.

The following table summarizes information about the options outstanding and options exercisable as of October 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.50 – 6.99	39,825	0.82	$5.5328	39,825	$5.5328
$7.00 – 8.99	116,450	3.32	7.4110	116,450	7.4110
$9.00 – 9.99	470,344	5.52	9.4848	326,949	9.3948
$10.00 – 10.99	155,337	5.01	10.8975	155,337	10.8975
$11.00 – 11.99	335,800	6.36	11.5426	282,797	11.5796
$12.00 – 12.99	125,448	9.14	12.1800	0	0
	1,243,204	5.69	$10.1683	921,358	$9.9011

As of October 31, 2011, there was $651,301 (excludes an unrecognized compensation cost of $37,499 related to RSUs) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.1 years.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2011	2011
Raw materials	$12,048,145	$11,639,410
Work in progress	3,175,810	1,914,412
Finished goods	2,429,874	1,920,608
	$17,653,829	$15,474,430

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flows from operating activities reflect cash payments for interest and income taxes as follows:

	Nine Months Ended
	October 31,
	2011	2010
Cash paid during the period for:
Interest	$146,586	$159,288
Income taxes	1,822,681	1,549,286

NOTE 7 – INCOME TAXES

In its interim financial statements the Company follows the guidance in FASB ASC Topic 270, “Interim Reporting”, and FASB ASC Topic 740, “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the period.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies ASC Topic 740 to all tax positions for which the statute of limitations remains open.

As of the fiscal year ended January 31, 2011, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of October 31, 2011, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2011.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the tax years before 2008.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,415,770 which can be used for working capital.  Of the total lines of credit available, the foreign unsecured line of credit totals $415,770, or 300,000 Euro.  As of October 31, 2011 and January 31, 2011, the Company had zero outstanding borrowings from its domestic line of credit. The Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had outstanding borrowings of $200,110, or 144,390 Euro, as of October 31, 2011 and zero as of January 31, 2011.

Short-term and long-term debt consisted of the following:

	October 31,	January 31,
	2011	2011

Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of 2.50%
at October 31, 2011), maturing April, 2021, collateralized
by the Telford, PA building	$2,221,497	$2,396,878

Note payable, bank, payable in quarterly installments of
$34,647, or 25,000 Euro, plus interest at a fixed rate of 3.82%, maturing January, 2016, collateralized by
the Heerenveen, Netherlands building	589,008	684,600

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	67,408	188,742

Line of credit, $200,110, or 144,390 Euro, payable upon
demand, plus interest at a rate of 70 basis points over
the thirty day EURIBOR rate (effective interest rate of
2.07% at October 31, 2011)	200,110	-

	3,078,023	3,270,220
Less current portion	639,950	532,540
	2,438,073	2,737,680
Fair market value of interest rate swap liability	335,540	274,308
Long-term portion	$2,773,613	$3,011,988

One of the notes payable and the bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of October 31, 2011, the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of October 31, 2011, the effective fixed interest rate was 7.12% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of October 31, 2011. The fair value of the interest rate swap agreement resulted in a decrease in equity of $211,390 (net of tax) as of October 31, 2011 and a decrease in equity of $172,814 (net of tax) as of January 31, 2011.  The change in the fair value of the interest rate swap agreement resulted in a $38,576 (net of

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax) equity decrease from the fiscal year ended January 31, 2011.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $1,354,834 as of October 31, 2011, which have expiration dates during the fiscal years ending January 31, 2012 and 2013 in the amounts of $117,075 and $1,237,759, respectively.

Maturities of short-term and long-term debt are as follows:

As of
October 31,
2012	$639,950
2013	372,428
2014	372,428
2015	372,428
2016	268,496
Thereafter	1,052,293
$3,078,023

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	October 31,	January 31,
	2011	2011
Interest rate swap, net of tax	($211,390)	($172,814)
Foreign currency translation adjustment	1,118,498	1,038,123
Minimum pension liability adjustment, net of tax	(4,067,076)	(4,067,076)
	($3,159,968)	($3,201,767)

NOTE 10 – OTHER INCOME, NET

Other income, net consisted of the following:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Interest income	$139,241	$167,024	$47,330	$60,248
Other miscellaneous income (expense)	250,406	41,810	150,987	(41,647)
	$389,647	$208,834	$198,317	$18,601

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

The following table provides the components of net periodic pension (income) cost:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Service cost	$154,284	$158,625	$51,442	$76,792
Interest cost	841,128	838,505	280,364	293,181
Expected return on plan assets	(1,051,462)	(758,266)	(350,481)	(258,987)
Recognized net actuarial loss	157,386	182,730	52,443	70,745
Net periodic benefit cost	$101,336	$421,594	$33,768	$181,731

The Company contributed $2,974,850 to the pension plans during the nine-month period ended October 31, 2011 and expects to make an additional contribution of $23,561 during the three-month period ending January 31, 2012.

NOTE 12 – BUSINESS SEGMENT DATA

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

As reported in the Company’s Annual Report on Form 10-K as of January 31, 2011, the Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in ASC Topic 280-10-50-12. The Company’s analysis is that ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal quarter ended October 31, 2011, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore, the Company determined the aggregation of these operating segments into this other segment was appropriate under ASC Topic 280-10-50-12.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial segmentation information, adjusted as a result of the ASC Topic 280 aggregation criteria, is shown below:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Net sales
Product Recovery/Pollution Control Technologies	$29,851,166	$29,924,788	$11,893,296	$9,204,381
Fluid Handling Technologies	24,307,152	20,070,626	7,346,897	7,031,096
Mefiag Filtration Technologies	9,630,925	7,421,375	3,286,624	2,478,656
Filtration/Purification Technologies	7,975,134	7,681,848	2,718,314	2,670,541
	$71,764,377	$65,098,637	$25,245,131	$21,384,674

Income from operations
Product Recovery/Pollution Control Technologies	$534,986	$1,483,092	$1,064,314	$324,695
Fluid Handling Technologies	5,890,077	4,166,526	1,747,678	1,563,262
Mefiag Filtration Technologies	517,572	459,248	127,022	89,283
Filtration/Purification Technologies	366,046	483,106	64,198	204,662
	$7,308,681	$6,591,972	$3,003,212	$2,181,902

	October 31,	January 31,
	2011	2010
Identifiable assets
Product Recovery/Pollution Control Technologies	$35,446,058	$34,003,251
Fluid Handling Technologies	18,855,469	18,114,257
Mefiag Filtration Technologies	14,476,332	12,814,143
Filtration/Purification Technologies	8,376,056	8,369,385
	77,153,915	73,301,036
Corporate	35,169,909	34,745,292
	$112,323,824	$108,046,328

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through December 8, 2011 to settle these cases involving asbestos-related claims was $675,000, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of December 8, 2011, the date of the filing of this Report, there were a total of 137 cases pending against the Company (with New York, Pennsylvania and West Virginia having the largest number of cases and being the most active jurisdictions), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission. During the current fiscal year commencing February 1, 2011 through December 8, 2011, 68 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2011, and the related consolidated statements of income for the nine-month and three-month periods ended October 31, 2011 and 2010, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended October 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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
December 8, 2011

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table sets forth, for the nine-month and three-month periods indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4%	63.7%	63.0%	63.6%
Gross profit	35.6%	36.3%	37.0%	36.4%

Selling expenses	12.2%	13.1%	11.7%	13.3%
General and administrative expenses	13.2%	13.1%	13.4%	12.9%
Income from operations	10.2%	10.1%	11.9%	10.2%

Interest expense	(0.2%)	(0.2%)	(0.2%)	(0.2%)
Other income, net	0.5%	0.3%	0.8%	0.1%
Income before taxes	10.5%	10.2%	12.5%	10.1%

Provision for taxes	3.6%	3.5%	4.2%	3.5%
Net income	6.9%	6.7%	8.3%	6.6%

Nine Months Ended October 31, 2011 vs. Nine Months Ended October 31, 2010:

Net sales for the nine-month period ended October 31, 2011 were $71,764,377 compared with $65,098,637 for the nine-month period ended October 31, 2010, an increase of $6,665,740 or 10.2%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $29,851,166 or $73,622 lower than the $29,924,788 of sales for the nine-month period ended October 31, 2010, a decrease of 0.2%.  The slight sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was due principally to lower sales for our Strobic Air systems, attributable to the varying delivery schedules of booked orders as well as from the lagging effect of delays in the timing of customer orders for large projects, partially offset by an increase in sales for all product brands within the Met-Pro Environmental Air Solutions business unit.

Sales in the Fluid Handling Technologies reporting segment totaled $24,307,152, or $4,236,526 higher than the $20,070,626 of sales for the nine-month period ended October 31, 2010, an increase of 21.1%.  Sales in the Fluid Handling Technologies reporting segment were higher as compared with the same period last year due to higher sales for all the product brands within this reporting segment.  The largest percentage of the sales increase in this reporting segment is attributable to the shipment of the $2.4 million balance of a $3.7 million order for Fybroc brand pumps that was announced on October 12, 2010.

Sales in the Mefiag Filtration Technologies reporting segment were $9,630,925, or $2,209,550 higher than the $7,421,375 of sales for the nine-month period ended October 31, 2010, an increase of 29.8%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to an increase in sales across all Mefiag product lines which we attribute to an apparent improvement in the economic environment of the industrial markets serviced by this reporting segment which are primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $7,975,134, or $293,286 higher than the $7,681,848 of sales for the nine-month period ended October 31, 2010, an increase of 3.8%.  This increase was due primarily to increased demand in our Keystone Filter business unit partially offset by decreased demand in our Pristine Water

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Solutions business unit as a result of inclement weather as well as continued weakness in the municipal markets served by this business unit.

The Company’s backlog of orders totaled $28,641,981 and $21,169,085 as of October 31, 2011 and 2010, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  We have also observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer’s purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects a majority of the backlog that existed as of October 31, 2011 will be shipped during the current fiscal year.

Income from operations for the nine-month period ended October 31, 2011 was $7,308,681 compared with $6,591,972 for the nine-month period ended October 31, 2010, an increase of $716,709 or 10.9%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $534,986, or $948,106 lower than the $1,483,092 for the nine-month period ended October 31, 2010, a decrease of 63.9%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to the following: (i) lower sales for our Strobic Air laboratory fume hood exhaust systems, (ii) lower gross profit margins experienced amongst all product brands within this reporting segment due primarily to product mix, increases in material cost and competitive pricing pressures and (iii) severance expense of approximately $300,000 recognized in the Company’s second quarter ended July 31, 2011 as a result of the Company offering a voluntary employee early retirement program.

Income from operations in the Fluid Handling Technologies reporting segment totaled $5,890,077, or $1,723,551 higher than the $4,166,526 for the nine-month period ended October 31, 2010, an increase of 41.4%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales, as well as higher gross profit margins, within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $517,572, or $58,324 higher than the income of $459,248 for the nine-month period ended October 31, 2010, an increase of 12.7%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment resulted from a 29.8% increase in sales, partially offset by lower gross profit margins.

Income from operations in the Filtration/Purification Technologies segment was $366,046 or $117,060 lower than the $483,106 for the nine-month period ended October 31, 2010, a decrease of 24.2%.  The decrease in income from operations was related to decreased sales and lower gross margins in our Pristine Water Solutions business unit.  The lower gross margins experienced in our Pristine Water Solutions business unit was due primarily to product mix, increases in material cost and competitive pricing pressures.

Net income for the nine-month period ended October 31, 2011 was $4,984,627 compared with $4,383,007 for the nine-month period ended October 31, 2010, an increase of $601,620 or 13.7%.

The gross profit margin for the nine-month period ended October 31, 2011 was 35.6% compared with 36.3% for the nine-month period ended October 31, 2010.  The gross profit margin in our Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments as well as the Filtration/Purification Technologies segment all had lower gross profit margins as compared with the same period last year, partially offset by higher gross profit margins in our Fluid Handling Technologies reporting segment as compared with the same period last year.

Selling expense was $8,784,207 for the nine-month period ended October 31, 2011 compared with $8,549,038 for the same period last year, an increase of $235,169.  The increase in selling expense was primarily due to higher

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

payroll expenses.  Selling expense as a percentage of net sales was 12.2% for the nine-month period ended October 31, 2011 compared with 13.1% for the same period last year.

General and administrative expense was $9,437,146 for the nine-month period ended October 31, 2011 compared with $8,478,717 for the same period last year, an increase of $958,429.  The increase in general and administrative expense was primarily related to (i) higher payroll expenses, (ii) severance expense of approximately $300,000 recognized in the Company’s second quarter ended July 31, 2011 as a result of the Company offering a voluntary employee early retirement program, (iii) higher personnel acquisition expenses and (iv) higher management incentive accruals.  General and administrative expense as a percentage of net sales was 13.2% for the nine-month period ended October 31, 2011, compared with 13.1% for the same period last year.

Interest expense was $145,862 for the nine-month period ended October 31, 2011, compared with $159,887 for the same period in the prior year, a decrease of $14,025.  This slight decrease was due principally to the reduction of debt.

Other income, net, was $389,647 for the nine-month period ended October 31, 2011 compared with $208,834 for the same period in the prior year, an increase of $180,813.  The increase in other income, net, primarily related to a gain on currency exchange.

The effective tax rates for both the nine-month periods ended October 31, 2011 and 2010 were 34.0%.   Our analysis of our current tax position led us to continue using 34.0% as our effective tax rate for the third quarter of fiscal year 2012.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Three Months Ended October 31, 2011 vs. Three Months Ended October 31, 2010:

Net sales for the three-month period ended October 31, 2011 were $25,245,131 compared with $21,384,674 for the three-month period ended October 31, 2010, an increase of $3,860,457 or 18.1%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $11,893,296 compared with $9,204,381 for the three-month period ended October 31, 2010, an increase of $2,688,915 or 29.2%.   The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due to higher sales for all product brands within this reporting segment as compared to the same quarter last year.

Sales in the Fluid Handling Technologies reporting segment were $7,346,897 compared with $7,031,096 for the three-month period ended October 31, 2010, an increase of $315,801 or 4.5%.  The sales increase in the Fluid Handling Technologies reporting segment was due to an increase in demand for all product brands within this reporting segment.

Sales in the Mefiag Filtration Technologies reporting segment were $3,286,624 or $807,968 higher than the $2,478,656 of sales for the three-month period ended October 31, 2010, an increase of 32.6%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to an increase in sales across all Mefiag product lines which we attribute to an apparent improvement in the economic environment of the industrial markets serviced by this reporting segment which are primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $2,718,314 compared with $2,670,541 for the three-month period ended October 31, 2010, an increase of $47,773 or 1.8%.  The sales increase was due primarily to increased demand in our Keystone Filter business unit, partially offset by decreased demand in our Pristine Water Solutions business unit.

Income from operations for the three-month period ended October 31, 2011 was $3,003,212 compared with $2,181,902 for the three-month period ended October 31, 2010, an increase of $821,310 or 37.6%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1,064,314, or $739,619 higher than the $324,695 for the three-month period ended October 31, 2010, an increase of 227.8%.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was due to a 29.2% increase in sales as well as higher gross profit margins in our Met-Pro Environmental Air Solutions business unit, partially offset by lower gross profit margins in our Strobic Air business unit as compared to the same quarter last year.

Income from operations in the Fluid Handling Technologies reporting segment totaled $1,747,678, or $184,416 higher than the $1,563,262 for the three-month period ended October 31, 2010, an increase of 11.8%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was primarily related to the increase in sales and higher gross profit margins within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $127,022, or $37,739 higher than the $89,283 for the three-month period ended October 31, 2010, an increase of 42.3%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment was due primarily to a 32.6% increase in sales partially offset by lower gross profit margins within this reporting segment.

Income from operations in the Filtration/Purification Technologies segment was $64,198 or $140,464 lower than the $204,662 for the three-month period ended October 31, 2010, a decrease of 68.6%.  The decrease in income from operations was primarily related to lower gross profit margins for both the Keystone Filter and Pristine Water Solutions business units.

Net income for the three-month period ended October 31, 2011 was $2,081,886 compared with $1,419,199 for the three-month period ended October 31, 2010, an increase of $662,687 or 46.7%.

The gross profit margin for the three-month period ended October 31, 2011 was 37.0% versus 36.4% for the three-month period ended October 31, 2010.  The gross profit margins in our Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments were higher than the same period last year with the Mefiag Filtration Technologies reporting segment as well as the Filtration/Purification Technologies segment both having lower gross profit margins than the same period last year.

Selling expense was $2,944,019 for the three-month period ended October 31, 2011, an increase of $94,798 compared with the same period last year.  The increase in selling expense was primarily due to higher payroll expenses.  As a percentage of net sales, selling expenses were 11.7% for the three-month period ended October 31, 2011 compared with 13.3% for the three-month period ended October 31, 2010.

General and administrative expense was $3,387,617 for the three-month period ended October 31, 2011, an increase of $623,704 compared with the same period last year.  The increase in general and administrative expense was due primarily to (i) higher payroll expenses, (ii) higher personnel acquisition expenses and (iii) higher management incentive accruals.  General and administrative expense as a percentage of net sales was 13.4% for the three-month period ended October 31, 2011, compared with 12.9% of net sales for the same period last year.

Interest expense was $47,153 for the three-month period ended October 31, 2011 compared with $50,201 for the same period in the prior year, a decrease of $3,048.

Other income, net, was $198,317 for the three-month period ended October 31, 2011 compared with $18,601 for the same period in the prior year, an increase of $179,716.  The increase in other income, net, primarily related to a gain on currency exchange.

The effective tax rates for both the three-month periods ended October 31, 2011 and 2010 were 34.0%.  Our analysis of our current tax position led us to continue using 34.0% as our effective tax rate for the third quarter of the fiscal year 2012.  We will continue to analyze our tax position in future quarters, and could increase or decrease our effective tax rate depending upon our analysis at that time.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Liquidity:

The Company’s cash and cash equivalents were $32,674,159 on October 31, 2011 compared with $32,400,814 on January 31, 2011, an increase of $273,345.  The increase in the Company’s cash and cash equivalents is primarily the net result of positive cash flows provided by operating activities of $5,490,824, proceeds from maturities of investments of $497,155 and proceeds from new borrowings amounting to $426,802, offset by quarterly cash dividend payments amounting to $2,902,505, investment in property and equipment of $1,636,866, the purchases of investments amounting to $1,010,534 and payments on debt totaling $625,413.  The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable (net) totaled $16,134,931 on October 31, 2011 compared with $15,311,322 on January 31, 2011, which represents an increase of $823,609.  This increase in accounts receivable is reflective of the higher sales for the three and nine-months ended October 31, 2011.  In addition to changes in sales volume, the timing and size of shipments and retainage on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories totaled $17,653,829 on October 31, 2011 compared with $15,474,430 on January 31, 2011, an increase of $2,179,399.  Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved.  We have been reducing our inventory where possible.

Current liabilities amounted to $15,908,739 on October 31, 2011, compared with $11,208,173 on January 31, 2011, an increase of $4,700,566.  This increase is due primarily to increases in customers’ advances, accounts payable, and other accrued expenses.

As of October 31, 2011 and January 31, 2011, working capital was $53,070,594 and $54,137,879, respectively, and the current ratio was 4.3 and 5.8, respectively.

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

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit, subject to terms thereof.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio.  At October 31, 2011, we were in compliance with both financial covenants.  The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At October 31, 2011 and January 31, 2011, our liability/tangible net worth ratio using this measure was 0.39 times for both periods.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our credit facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of no less than 1.05 times. At October 31, 2011 and January 31, 2011, our fixed charge coverage ratio using this measure was 1.50 times and 1.43 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of October 31, 2011, we were in compliance with all such provisions.

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

Capital Resources and Requirements:

Cash flows provided by operating activities during the nine-month period ended October 31, 2011 amounted to $5,490,824 compared with $7,957,189 in the nine-month period ended October 31, 2010, a decrease of $2,466,365.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a decrease in accrued pension retirement benefits of $2,747,053 compared with a decrease in accrued pension retirement benefits of $33,569 for the same period last year, or a period-to-period cash outflow of $2,713,484, (ii) an increase in inventories of $2,138,267 compared with a decrease in inventories of $214,319 for the same period last year, or a period-to-period cash outflow of $2,352,586 and (iii) an increase in accounts receivable of $839,188 compared with a decrease in accounts receivable of $364,097 for the same period last year, or a negative impact on cash flow of $1,203,285.  The previously listed cash outflows were partially offset by the following: (i) an increase in customers’ advances of $2,451,901 compared with a decrease in customers’ advances of $324,249 for the same period last year, or a period-to-period cash inflow of $2,776,150, (ii) an increase in accounts payable and accrued expenses of $2,028,062 compared with an increase in accounts payable and accrued expenses of $1,839,376, or a positive impact on cash flow of $188,686 and (iii) net income increasing $601,620 from the same period last year as well as adjustments for non-cash charges of depreciation and amortization, stock-based compensation and allowance for doubtful accounts increasing $88,756, $55,062 and $85,127, respectfully, from the same period last year.

Cash flows used in investing activities during the nine-month period ended October 31, 2011 amounted to $2,116,397 compared with cash flows used in investing activities of $2,303,896 for the nine-month period ended October 31, 2010, a decrease of $187,499.  The decrease in cash flows used in investing activities is principally due to the following: (i) the acquisition of assets of Bio-Reaction Industries, LLC for a purchase price of $955,268 taking place in the prior year and (ii) the proceeds from maturities of investments of $497,155 compared with proceeds from maturities of investments of $240,893 for the same period last year, or a period-to-period cash inflow of $256,262 which were partially offset by (i) purchase of investments of $1,010,534 compared with purchase of investments of $497,155 for the same period last year, or a period-to-period cash outflow of $513,379 and (ii) routine purchases of property and equipment of $1,636,866 compared with purchases of property and equipment of $1,128,403 for the same period last year, or a period-to-period cash outflow of $508,463.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the nine-month period ended October 31, 2011 utilized $3,101,116 of available resources, compared with $3,140,018 utilized during the nine-month period ended October 31, 2010.  The decrease in cash utilized amounting to $38,902 is principally due to the decrease in purchase of treasury shares and the increase in proceeds received from the Company’s  Mefiag B.V. subsidiary’s line of credit partially offset by the decrease in exercises of stock options, and increases in payments of dividends and debt payments.

The Board of Directors declared quarterly dividends of $.066 per share payable on December 17, 2010, March 17, 2011, June 15, 2011 and September 15, 2011 to shareholders of record at the close of business on December 3, 2010, March 3, 2011, June 1, 2011 and September 1, 2011. On October 19, 2011 the Board of Directors declared and increased the quarterly dividend by 8%, to $0.071 per share, payable on December 16, 2011 to shareholders of record at the close of business on December 2, 2011.

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

Goodwill:

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  The amendments in this update allow the Company the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, based on its qualitative assessment, the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  Quantitative impairment testing involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions are based upon market and industry forecasts, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital available to the Company.  ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt ASU No. 2011-08 during the fiscal fourth quarter ended January 31, 2012. The Company does not expect such adoption will have a material impact on our financial position, results of operations or cash flows.

During the fiscal year ended January 31, 2011, we performed an impairment analysis in accordance with FASB ASC Topic 350-20, “Goodwill” on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Flex-Kleen which represents 53.5% of the total Company-wide goodwill.  For Flex-Kleen, the carrying value as of January 31, 2011 and 2010 amounted to $9.1 million and $9.5 million, respectively.  The fair value of Flex-Kleen as of January 31, 2011 and 2010 totaled $12.3 million and $12.1 million, respectively.  As a result, the fair value exceeded the carrying amount, including goodwill, by $3.2 million and $2.6 million at January 31, 2011 and 2010, respectively.  Therefore, as of January 31, 2011, Flex-Kleen’s goodwill was not impaired.

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, actual results exceeded the projected results used in our impairment model. During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen. In the fiscal year ended January 31, 2011 Flex-Kleen’s net sales were below the projections but operating profit was slightly above the projections in our impairment model. Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge.

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

The following important factors, along with those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  As of January 31, 2011, the most recent date of the required annual testing for goodwill impairment, Flex-Kleen was the only one of our reporting units that carries goodwill where the fair value of the unit did not exceed

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

the carrying value, including goodwill, by a significant amount. Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below that which is required by our impairment model, while the fiscal year 2011 operating profit was slightly higher than the amount which is required by our impairment model.  During the fiscal year ended January 31, 2011, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge. For the nine-month period ended October 31, 2011, the annualized projection for net sales and operating profit for Flex-Kleen currently exceeds the projections used in our annual impairment model for the fiscal year ended January 31, 2012 and we anticipate that Flex-Kleen’s performance during the fiscal year ending January 31, 2012 will be sufficient to avoid an impairment charge. During the current fiscal year and in particular during the three months ended October 31, 2011, there has been a decline in sales and profitability of our Pristine Water Solutions business unit that we attribute to a number of factors including raw material price increases, weaknesses in Pristine’s principal market, the municipal market, and wet weather conditions. We carry $3.3 million of goodwill relating to Pristine and at this time we are not able to state whether or not we will be required to write off any of Pristine’s goodwill when we do the annual impairment test during the fourth fiscal quarter. Our projections are forward-looking statements where the actual results may not be as we presently anticipate;

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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of October 31, 2011 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

•	unexpected results in our product development activities;
•	loss of key customers;

Index
MET-PRO CORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

•	changes in product mix, increases in the cost of materials, commoditization, price competition, and other similar changes in our markets, with adverse effect on margins;
•	changes in our existing management;
•	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;
•	lower than anticipated return on investments in the Company’s defined benefit plans, which could affect the amount of the Company’s pension liabilities;
•	the assertion of claims that the Company’s products, including products produced by companies acquired by the Company, infringe third party patents or have caused injury, loss or damage;
•	the effect of acquisitions and other strategic ventures;
•	failure to properly quote and/or execute customer orders, including misspecifications, design, engineering or production errors;
•
customer-directed delays in the completion, or shipment, of purchase orders.  In particular, sales of larger projects sold by our Product Recovery/Pollution Control Technologies reporting segment may vary materially from period-to-period in part due to customer-directed delays in the completion, or shipment, of an order, even though we may be in a position to complete the order or we may be ready to ship it and we have incurred expense in producing the order;

•	unanticipated problems related to international sales;
•	challenges in the implementation of a new enterprise resource planning (ERP) system; and/or
•	failure in execution of acquisition strategy.

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

Accordingly, as of October 31, 2011 the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective to accomplish their objectives and there were no significant changes in disclosure controls and procedures during the quarter ended October 31, 2011.  The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries.  In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through December 8, 2011 to settle these cases involving asbestos-related claims was $675,000, all of which have been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of December 8, 2011, the date of the filing of this Report, there were a total of 137 cases pending against the Company (with New York, Pennsylvania and West Virginia having the largest number of cases and being the most active jurisdictions), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission. During the current fiscal year commencing February 1, 2011 through December 8, 2011, 68 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter ended October 31, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its Common Shares for the quarter ended October 31, 2011:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2011	-	$ -	-	183,640
September 1-30, 2011	-	-	-	183,640
October 1-31, 2011	-	-	-	183,640
Total	-	$ -	-	183,640

(1)
On November 3, 2008, our Board of Directors authorized a Common Share repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

None.

Index
MET-PRO CORPORATION

Item 6.   Exhibits

(a)	Exhibits Required by Item 601 of Regulation S-K

	Exhibit No.	Description

	(10)(cj)	Form of Directors’ Indemnification Agreement*

	(10)(ck)	Third (Qualification) Amendment to the Met-Pro
Corporation Salaried Employee Stock Ownership
Plan*

	(10)(cl)	Met-Pro Corporation Pension Restoration and Supplemental
Executive Retirement Plan Trust Agreement*

	(10)(cm)	Met-Pro Corporation Non-Qualified Defined Contribution
Supplemental Executive Retirement Plan Trust Agreement*

	(10)(cn)	Met-Pro Corporation Directors Retirement Plan Trust
Agreement*

	(31.1)	Certification of the Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002*

	(31.2)	Certification of the Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002*

	(32.1)	Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

	(32.2)	Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

	(101.INS)	XBRL Instance*

	(101.SCH)	XBRL Taxonomy Extension Schema*

	(101.CAL)	XBRL Taxonomy Extension Calculation*

	(101.LAB)	XBRL Taxonomy Extension Labels*

	(101.PRE)	XBRL Taxonomy Extension Presentation*

	(101.DEF)	XBRL Taxonomy Extension Definition*

* Filed herewith.

Index
MET-PRO CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

December 8, 2011	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President

December 8, 2011	/s/ Gary J. Morgan
Gary J. Morgan
Senior Vice President of Finance,
Secretary and Treasurer, Chief
Financial Officer, Chief Accounting
Officer and Director