Form 10-K
period 2012-01-31
MET PRO CORP
filed 2012-03-22
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2012
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

The aggregate market value of the Common Shares, par value $0.10 per share, held by non-affiliates as of (based upon the closing sales price on the New York Stock Exchange on July 31, 2011) the last business day of the Registrant’s most recently completed second fiscal quarter was $154,511,604.

The number of Registrant’s outstanding Common Shares was 14,678,628 as of March 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K Part Number
Portions of Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A
in connection with Registrant’s Annual Meeting of Shareholders to be held on June 6, 2012	III

Index

Page

PART I

PART II

PART III

PART IV
Item 15.	Exhibits and Financial Statement Schedules	70

SIGNATURES	78

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

Index

The following is a description of each segment:

Product Recovery/Pollution Control Technologies Reporting Segment:

This reportable segment consists of one operating segment that provides solutions and manufactures products for the purification of air or liquids.  Many of these products are custom designed and engineered to solve a customer’s product recovery or pollution control issues.  The products are sold worldwide through Company sales personnel and a network of manufacturer’s representatives.  This reporting segment is comprised of the Met-Pro Environmental Air Solutions, Strobic Air Corporation, Met-Pro Product Recovery/Pollution Control Technologies Inc. and Met-Pro Chile Limitada business units.

           Met-Pro Environmental Air Solutions is a leading niche-oriented global provider of solutions and products for product recovery and pollution control applications.  Its diverse and synergistic solutions and products address the world’s growing need to meet the demands of more stringent emission regulations, reduce energy consumption and employ “green technology”.  Product lines include: Duall brand chemical and BIO-PROTM biological odor control systems, fume and emergency gas scrubbers, HydroLanceTM wet particulate collectors, carbon adsorption systems, mist eliminators, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans; Flex-Kleen brand pulse jet fabric filters, product recovery and dry particulate collectors and cyclones; Met-Pro Systems brand custom engineered carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts; Bio-Reaction Industries brand bio-oxidation systems for eliminating volatile organic compounds, hazardous air pollutants and odors; and Met-Pro Industrial Services brand field services including installation, preventative maintenance, trouble shooting, repair, upgrade and performance testing on products related to the Product Recovery/Pollution Control Technologies reporting segment.  Met-Pro Environmental Air Solutions’ product lines are sold to a wide variety of markets including, but not limited to, metal finishing and plating, wastewater treatment, composting, food processing, ethanol production, chemical, petrochemical, printed circuit, semiconductor, steel pickling, battery manufacturing, groundwater remediation, automotive, aerospace, furniture, painting, electronics, printing, and pharmaceutical industries.  These product lines are sold worldwide by a combination of in-house personnel and manufacturer’s representatives, as well as through the Company’s wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc. and the Company’s wholly-owned Chilean subsidiary, Met-Pro Chile Limitada.  Met-Pro Environmental Air Solutions has facilities in Owosso, Michigan; Harleysville, Pennsylvania; Glendale Heights, Illinois; and Tualatin, Oregon.

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

Met-Pro Product Recovery/Pollution Control Technologies Inc. located in Vaughan, Ontario, Canada, markets, sells and distributes in Canada the Duall, Flex-Kleen, Met-Pro Systems and Bio-Reaction brand product lines.

Met-Pro Chile Limitada located in Santiago, Chile, South America, markets, sells and distributes in South America the Duall, Flex-Kleen, Met-Pro Systems and Bio-Reaction brand product lines.

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

Index

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Years Ended January 31,
	2012	2011	2010
United States	72.1%	74.8%	75.5%
Foreign	27.9%	25.2%	24.5%
Net Sales	100.0%	100.0%	100.0%

Customers:

During each of the past three fiscal years, no single customer accounted for 10% or more of the total net sales of the Company in any year.  Also, no single customer accounted for 10% or more of the total accounts receivable of the Company as of January 31, 2012, 2011 and 2010.  The Company does not believe that it would be materially adversely affected by the loss of any single customer.

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

Research and development expenses were $2.5 million, $2.2 million and $2.1 million for the years ended January 31, 2012, 2011 and 2010, respectively.

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

The dollar amount of the Company’s backlog of orders totaled $28,446,566 and $18,129,842 as of January 31, 2012 and 2011, respectively.  The Company expects that substantially all of the backlog that existed as of January 31, 2012 will be shipped during the ensuing fiscal year.  We have observed a trend over the last several years where larger projects are more frequently booked and shipped in the same quarter in which we received the customer purchase order due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.

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

Index

Employees:

As of January 31, 2012, the Company employed 346 people, of whom 134 were involved in manufacturing, and 212 were engaged in administration, sales, engineering, supervision and clerical work.  The Company has had no work stoppages during the past five years and considers its employee relations to be good.

Foreign Operations:

Most of the Company’s operations and assets are located in the United States.  However, the Company also owns a manufacturing operation in Heerenveen, The Netherlands, through its wholly-owned subsidiary, Mefiag B.V., operates a manufacturing facility in the People’s Republic of China through its wholly-owned subsidiary, Mefiag (Guangzhou) Filter Systems Ltd, operates a sales office and warehouse in Vaughan, Ontario, Canada through its wholly-owned subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc., and operates a sales office in Santiago, Chile through its wholly-owned subsidiary, Met-Pro Chile Limitada.

The Company believes that currency fluctuations and political and economic instability do not constitute substantial risks to its business.

For information concerning foreign net sales on a reporting segment basis, reference is made to the consolidated business segment data contained on page 61.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2012, the Company submitted to the New York Stock Exchange (the “NYSE”) the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE’s corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2012, the Chief Executive Officer’s and Chief Financial Officer’s certifications regarding the quality of the Company’s public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Executive Officers of the Registrant:

The following table sets forth certain information regarding the Executive Officers of the Registrant:

Raymond J. De Hont, age 58, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. De Hont was elected Chairman of the Board in September 2003.  He was elected President and Chief Executive Officer in March 2003 and a Director of the Company in February 2003.  Mr. De Hont served as the Chief Operating Officer of the Company from June 2000 to March 2003.  From June 1995 to December 2000, Mr. De Hont was Vice President and General Manager of the Company’s Fybroc business, during which time, starting in October 1999, he also served as General Manager for the Company’s Dean Pump business. Prior to joining Met-Pro Corporation, Mr. De Hont was employed by Air and Water Technologies, where among other positions he was Vice President and General Manager of Flex-Kleen Corporation, the business of which is now owned by the Company.

Gary J. Morgan, CPA, age 57, is Senior Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and a Director of the Company. He was appointed Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in October 1997, and became a Director of the Company in February 1998.  Mr. Morgan joined the Company in 1980.

Neal E. Murphy, age 54, joined the Company as Vice President in February 2012 and is expected to become the Company’s Vice President-Finance, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer effective on the departure of Gary J. Morgan, who presently holds these positions, which is anticipated to occur in April 2012.  Prior to joining the Company Mr. Murphy served as Vice President and Chief Financial Officer of Northern Tier Energy from November 2010 to August 2011, Vice President and Chief Financial Officer of Sunoco Logistics Partners, L.P. from April 2007 to May 2010 and Vice President and Chief Financial Officer of Quaker Chemical Corporation from July 2004 to April 2007.

Paul A. Tetley, age 53, is Executive Vice President of the Company, a position to which he was appointed in March 2006, with responsibilities for the Product Recovery/Pollution Control Technologies reporting segment which includes Strobic Air Corporation, where he also serves as General Manager.  Mr. Tetley joined the Company in 1996 in connection with the Company’s acquisition of the business now conducted by Strobic Air Corporation, where he had worked as the Engineering/Production Manager.

Gennaro A. D’Alterio, age 40, is Vice President of the Company, a position to which he was appointed in February 2009.  Mr. D’Alterio continues to serve as General Manager of the Company’s Met-Pro Global Pump Solutions, which includes the Sethco, Fybroc and Dean Pump product brands, a position he has held since July 2007.  Since joining the Company in 1994, he has served in a variety of roles including: Sales and Marketing Manager for the Company’s Fybroc and Dean Pump businesses and Regional Sales Manager of the Company’s Fybroc and Dean Pump business.

Gregory C. Kimmer, age 57, was appointed General Manager of the Met-Pro Environmental Air Solutions business unit in February 2010.  For more than ten years prior thereto, Mr. Kimmer was General Manager of the Company’s Duall business. Mr. Kimmer is also a Vice President of the Company, having served as such since October 1989.

Lewis E. Osterhoudt, age 61, is Vice President of the Company and General Manager of the Keystone Filter business unit, to which offices he was appointed in June 2004.  Mr. Osterhoudt joined the Company in March 2004, initially serving as Assistant to the President.  For more than five years prior thereto, Mr. Osterhoudt was employed by Hardy Machine and Design Inc. and I.O. Gold Systems Inc., most recently as Operations Manager and President, respectively.

Vincent J. Verdone, age 64, is Vice President of the Company and General Manager of the Company’s Pristine Water Solutions Inc. subsidiary.  Mr. Verdone joined the Company in January 2005.  For more than five years prior thereto, Mr. Verdone was employed by Ashland Inc., in which his last position was North American Corporate Sales Manager.

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

•	increased price competition for our products;
•	increased risk of excess and obsolete inventories;
•	increased risk in the collectability of cash from our customers;
•	increased risk of the impairment of goodwill of our Flex-Kleen business and Pristine Water Solution business unit;
•	increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
•	higher operating costs as a percentage of revenues.

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
Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases often  allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through March 22, 2012 to settle cases involving asbestos-related claims was $675,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of March 22, 2012, there were a total of 130 cases pending against the Company (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission. During the current fiscal year commencing February 1, 2011 through March 22, 2012, 81 new cases were filed against the Company, and the Company was dismissed from 38 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining

Index

insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense, which can affect our earnings results as well as our cash flows.

We maintain defined benefit pension plans that we must fund despite the freezing of the accrual of future benefits for our salaried and non-union hourly employees, effective December 31, 2006, and our union hourly employees, effective December 31, 2008.  In these plans’ fiscal year ended January 31, 2012, we contributed approximately $3.0 million.  As of January 31, 2012, our unfunded pension liability was approximately $9.7 million as compared with $5.9 million at January 31, 2011.  The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense.  The increase in our unfunded pension liability from January 31, 2011 to January 31, 2012, despite the $3.0 million contribution in fiscal year 2012, is attributable in part to a reduction  of the discount rate from 5.50% in fiscal year 2011 to 4.25% in fiscal 2012.  It is possible that the discount rate used in fiscal year 2013 will be further reduced, with a resulting adverse impact upon the reported status of our unfunded pension liability.  Changes in investment performance or a change in the portfolio mix of invested assets also can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. For our fiscal year ended January 31, 2012, we reported expense from our defined benefit plans totaling $0.1 million as compared to expense for the fiscal year ended January 31, 2011 totaling $0.6 million.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.  Performance by our Flex-Kleen and/or Pristine Water Solutions business units must continue to improve to avoid an impairment charge.

We carry approximately $20.8 million of goodwill on our consolidated balance sheets, or approximately 18% of our total assets. Approximately $11.1 million and $3.3 million of the $20.8 million of goodwill relates to our Flex-Kleen and Pristine Water Solutions businesses, respectively. Under United States Generally Accepted Accounting Principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model.  For the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below the projections in our impairment model but operating profit was slightly above the projections in our impairment model. In the fiscal year ended January 31, 2012, Flex-Kleen’s net sales and operating profit exceeded the projections in our impairment model.  We believe the improvement in operating profit for fiscal years 2011 and 2012 as well as the improvement in net sales during fiscal year 2012 is attributable in part to an improvement in global business and economic conditions. In each of the last several fiscal years, including the fiscal year ended January 31, 2012, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment has occurred.  The carrying value of Flex-Kleen as of January 31, 2012 and 2011 amounted to $9.3 million and $9.1 million, respectively.The fair value of Flex-Kleen as of January 31, 2012 and 2011 totaled $13.2 million and $12.3 million, respectively.   As a result, the fair value of Flex-Kleen exceeded our carrying amount, including goodwill, by $3.9 million and $3.2 million at January 31, 2012 and 2011, respectively.  Based on this impairment analysis, the Company concluded Flex-Kleen’s goodwill was not impaired as of January 31, 2012 and 2011.  Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in a write-down of goodwill that would consist of a non-cash charge that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Flex-Kleen by $1.9 million, $1.1

Index

million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill related to Flex-Kleen.
During the fiscal year 2012, there was a substantial decline in net sales and operating profit of our Pristine Water Solutions business unit that we attribute to a number of factors including raw material price increases, weaknesses in Pristine Water Solution’s principal market, the municipal market, increased price competition, product mix and inclement weather in certain geographic areas which affected product demand.  In each of the last several fiscal years, including the fiscal year ended January 31, 2012, we performed an impairment analysis of the $3.3 million of goodwill that the Company carries for Pristine Water Solutions and concluded that no impairment has occurred.  The carrying value of Pristine Water Solutions as of January 31, 2012 and 2011 amounted to $4.6 million at both dates.The fair value of Pristine Water Solutions as of January 31, 2012 and 2011 totaled $5.9 million and $9.8 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $1.3 million and $5.2 million at January 31, 2012 and 2011, respectively.  Based on this impairment analysis, the Company concluded Pristine Water Solution’s goodwill was not impaired as of January 31, 2012 and 2011.  Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Pristine Water Solutions by $0.7 million, $0.5 million, and $0.4 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill related to Pristine Water Solutions.
Our impairment models provide that Flex-Kleen’s and Pristine Water Solution’s performance needs to continue to improve on an annual basis for a number of fiscal years in order for us not to be potentially required to write-off some or all of their goodwill.  If in the future we determine that there has been an impairment of Flex-Kleen’s and/or Pristine Water Solutions’ goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would have an adverse impact upon our results of operations and financial position.  We anticipate that Flex-Kleen’s and Pristine Water Solutions’ performance during the fiscal year beginning February 1, 2012 will be at a level that will not indicate impairment of their goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate. Please refer to page 25, “Critical Accounting Policies and Estimates”, for additional information concerning goodwill impairment.

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

Index

A substantial portion of our business is sold internationally, we also manufacture outside the United States, and we plan to increase our international distribution and manufacturing of our products.  These international activities subject us to additional business risks.

In the fiscal year ended January 31, 2012, 27.9% of our sales were to customers outside the United States, as compared with 25.2% in the prior fiscal year.  As part of our business strategy, we intend to increase our international sales, although we cannot assure you that we will be able to do so.  Conducting business outside of the United States subjects us to significant additional risks, including:

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
The products we sell are continually changing as a result of improved technology.  Although we and our suppliers attempt to avoid infringing on known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, of third parties’ patents, trade secrets, trademarks or copyrights.
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

Item 1B.  Unresolved Staff Comments:

None.

Index

Item 2.  Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

User	Structure	Property/Location	Status

Product Recovery/Pollution	73,000 square foot, cement	17 acres in Harleysville,	Owned
Control Technologies	building, with finestone facing	Pennsylvania(1)

	45,500 square foot, brick	2.3 acres in Glendale Heights,	Owned
	building	Illinois

	3,239 square foot, masonry	Vaughan, Ontario,	Leased(2)
	building	Canada

	63,000 square foot, metal	7 acres in Owosso,	Owned
	and masonry building	Michigan(3)

	5,758 square foot, masonry	Tualatin, Oregon	Leased(4)
building

Fluid Handling Technologies	93,500 square foot, cement	8 acres in Telford,	Owned
	building with brick facing	Pennsylvania

	66,000 square foot, metal	17.1 acres in Indianapolis,	Owned
	building	Indiana

Mefiag Filtration	34,000 square foot, metal	1.7 acres in Heerenveen,	Owned
Technologies	and masonry building	The Netherlands

	Vacant land	3 acres in Heerenveen,	Owned
The Netherlands

	11,000 square foot cement	Guangzhou, People’s Republic	Leased(5)
	building	of China

Filtration/Purification	31,000 square foot, cement	2.3 acres in Hatfield,	Owned
Technologies	block building	Pennsylvania

	22,000 square foot, cement	2.55 acres in Waukegan,	Owned
	block building	Illinois

(1)	Executive offices are housed in the building located in Harleysville, Pennsylvania.
(2)	Lease expires on March 31, 2013.
(3)	Mefiag Filtration Technologies leases space in the Product Recovery/Pollution Control Technologies facility located in Owosso, Michigan.
(4)	Lease expires on September 30, 2012. The Company expects to renew the lease.
(5)	Lease expires on July 31, 2014.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases often allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through March 22, 2012 to settle cases involving asbestos-related claims was $675,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of March 22, 2012, there were a total of 130 cases pending against the Company (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission. During the current fiscal year commencing February 1, 2011 through March 22, 2012, 81 new cases were filed against the Company, and the Company was dismissed from 38 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2012.

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

	Quarter ended
Year ended January 31, 2012	April	July	October	January

Price range of common shares:
High	$12.10	$11.98	$10.52	$10.49
Low	10.52	9.77	8.05	8.20
Cash dividend paid	.0660	.0660	.0660	.0710

Year ended January 31, 2011	April	July	October	January

Price range of common shares:
High	$10.59	$11.07	$11.42	$12.50
Low	9.07	9.04	8.99	10.59
Cash dividend paid	.0600	.0600	.0600	.0660

Index

(b) Performance Graph. The following graph sets forth the Company's total cumulative shareholder return as compared to the Standard and Poor’s (the “S&P”) 600 Small Cap Industrial Machinery Index, the S&P 500 Index and the Russell 2000 Index.

The total return on investment assumes $100 invested at the beginning of the period in (i) the Common Shares of the Company, (ii) S&P Small Cap Machinery Index, (iii) S&P 500 Index, and (iv) the Russell 2000 Index.  Total return assumes reinvestment of dividends and reflects stock splits.  Historical stock price performance is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Met-Pro Corporation, S&P SC Industrial Machinery Index,
S&P 500 Index and Russell 2000 Index

	January 31,
	2007	2008	2009	2010	2011	2012
Met-Pro Corporation	$100.00	$91.23	$98.61	$86.52	$102.68	$101.86
S&P SC Industrial Machinery Index	100.00	98.79	61.33	80.68	111.62	116.16
S&P 500 Index	100.00	97.69	59.97	79.84	97.55	101.67
Russell 2000 Index	100.00	90.23	56.98	78.54	103.16	106.09

(c) Holders. There were 525 registered shareholders on January 31, 2012, and the Company estimates that there are approximately 2,000 additional shareholders with shares held in street name.

(d) Dividends. The Board of Directors declared quarterly dividends of $0.066 per share payable on March 17, 2011, June 15, 2011 and September 15, 2011 to shareholders of record at the close of business on March 3, 2011, June 1, 2011 and September 1, 2011, respectively. The Board of Directors declared quarterly dividends of $0.071 per share payable on December 16, 2011 and March 16, 2012 to shareholders of record at the close of business on December 2, 2011 and March 2, 2012, respectively (which amounts to an 8% increase over the $0.066 dividend previously declared).

Index

 (e) Securities Authorized For Issuance Under Equity Compensation Plans.  Set forth below is information aggregated as of January 31, 2012 with respect to four equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	For Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Restricted	Outstanding Restricted	Compensation Plans
	Stock Units, Options,	Stock Units, Options	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
	(A)	(B)	(C)
Equity compensation plans approved by
security holders	1,231,677 (1)	$10.23	832,075 (2)
Equity compensation plans not approved
by security holders	-	-	-

(1)
The number of securities to be issued upon exercise of outstanding options and restricted stock units for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to 25,832; 435,680; 750,322 and 19,843 shares, respectively.

(2)
The number of securities remaining available for future issuance under equity compensation plans for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to zero (0); zero (0); 101,918 and 730,157 shares, respectively.

(f) Stock Repurchases. The Company’s purchases of its Common Shares during the fiscal year ended January 31, 2012, represented in the table below, were made pursuant to the Company’s stock repurchase program first announced on November 5, 2008 (the “2008 Stock Buy Back Program”) covering 300,000 Common Shares.  This program has no fixed expiration date.

                           Issuer Purchases of
                           Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
February 1-28, 2011	-	$ -	-	187,357
March 1-31, 2011	3,717	11.515	3,717	183,640
April 1-30, 2011	-	-	-	183,640
May 1-31, 2011	-	-	-	183,640
June 1-30, 2011	-	-	-	183,640
July 1-31, 2011	-	-	-	183,640
August 1-31, 2011	-	-	-	183,640
September 1-30, 2011	-	-	-	183,640
October 1-31, 2011	-	-	-	183,640
November 1-30, 2011	-	-	-	183,640
December 1-31, 2011	-	-	-	183,640
January 1-31, 2012	13,144	9.490	13,144	170,496
Total	16,861	$9.936	16,861	170,496

Index

Item 6.  Selected Financial Data:

		Years ended January 31,
	2012	2011	2010	2009	2008

Selected Operating Statement Data
Net sales	$100,161,392	$88,865,426	$80,132,493	$103,391,926	$106,867,849
Income from operations	10,591,284	8,970,321	6,512,555	14,057,079	17,597,491	(1)
Net income	7,133,701	6,139,132	4,439,811	9,861,065	11,906,165	(2)
Earnings per share, basic	.49	.42	.30	.66	.79	(3)
Earnings per share, diluted	.48	.42	.30	.65	.78	(4)

Selected Balance Sheet Data
Current assets	$72,435,534	$65,346,052	$63,245,243	$64,161,732	$68,095,140
Current liabilities	16,802,384	11,208,173	10,198,047	12,239,667	16,850,801
Working capital	55,633,150	54,137,879	53,047,196	51,922,065	51,244,339
Current ratio	4.3	5.8	6.2	5.2	4.0
Total assets	115,509,215	108,046,328	104,608,359	104,752,304	109,410,903
Long-term obligations	2,687,971	3,011,988	3,536,755	3,753,228	4,075,682
Total shareholders’ equity	83,821,971	84,472,924	80,977,584	78,777,481	83,243,168
Total capitalization	86,509,942	87,484,912	84,514,339	82,530,709	87,318,850
Return on average total assets, %	6.4	5.8	4.2	9.2	11.6
Return on average shareholders’ equity, %	8.5	7.4	5.6	12.2	15.3

Other Financial Data
Net cash flows from operating activities	$8,959,787	$8,597,505	$15,645,713	$12,142,087	$9,875,144
Capital expenditures	2,097,234	1,665,949	2,133,807	1,580,528	5,456,418
Dollar value of share repurchases	167,534	935,631	251,612	7,694,333	630,515
Shareholders’ equity per share	5.71	5.76	5.54	5.40	5.56
Cash dividends paid per share	.269	.246	.240	.230	.207
Average common shares, basic	14,662,055	14,629,215	14,602,276	14,909,809	15,002,012
Average common shares, diluted	14,774,692	14,758,659	14,675,735	15,219,540	15,328,368
Common shares outstanding	14,678,628	14,658,262	14,617,015	14,600,109	15,039,030

(1)	Includes $3,513,940 from the sale of a building owned by the Company in Hauppauge, New York.
(2)	Includes $2,213,782 (net of tax) from the sale of a building owned by the Company in Hauppauge, New York.
(3)	Includes $0.14 per share from the sale of a building owned by the Company in Hauppauge, New York.
(4)	Includes $0.15 per share from the sale of a building owned by the Company in Hauppauge, New York.

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

	Years ended January 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.7%	63.7%	65.8%
Gross profit	35.3%	36.3%	34.2%

Selling, general and administrative expense	24.7%	26.2%	26.1%
Income from operations	10.6%	10.1%	8.1%

Interest expense	(.2%)	(.2%)	(.3%)
Other income, net	.4%	.4%	.4%
Income before taxes	10.8%	10.3%	8.2%

Provision for taxes	3.7%	3.4%	2.7%
Net income	7.1%	6.9%	5.5%

FYE 2012 vs FYE 2011:

Net sales for the fiscal year ended January 31, 2012 were $100.2 million compared with $88.9 million for the fiscal year ended January 31, 2011, an increase of $11.3 million or 12.7%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $43.6 million, or $2.2 million higher than the $41.4 million of sales for the fiscal year ended January 31, 2011, an increase of 5.2%. The sales increase was due primarily to higher sales for all product brands within the Met-Pro Environmental Air Solutions business unit, partially offset by lower sales for our Strobic Air systems that we attribute to, among other factors, elongated delivery schedules of booked orders, delays in the timing of customer orders for large projects and reduced construction in the pharmaceutical, university and other industries that purchase Strobic Air's products.

Sales in the Fluid Handling Technologies reporting segment totaled $33.3 million, or $5.8 million higher than the $27.5 million of sales for the fiscal year ended January 31, 2011, an increase of 21.0%.  The sales increase was due to higher sales for all product brands within this reporting segment.  A large percentage of the $5.8 million increase over the previous year was attributable to the shipment of the $2.4 million balance of a $3.7 million order for Fybroc brand pumps that was announced on October 12, 2010.

Sales in the Mefiag Filtration Technologies reporting segment totaled $12.9 million, or $3.0 million higher than the $9.9 million of sales for the year ended January 31, 2011, an increase of 30.8%.  The sales increase in the Mefiag Filtration Technologies reporting segment was due to an increase in sales across all Mefiag product lines which we attribute to an apparent improvement in the industrial markets serviced by this reporting segment which are primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $10.4 million, or $0.3 million higher than the $10.1 million of sales for the fiscal year ended January 31, 2011, an increase of 3.3%. This increase in sales was due primarily to increased demand in our Keystone Filter business unit partially offset by decreased demand in our Pristine Water Solutions

Index

business unit as a result of price competition, inclement weather in certain geographic areas and continued weakness in the municipal markets serviced by this business unit.

Foreign sales were $28.0 million for the fiscal year ended January 31, 2012, compared with $22.4 million for the same period last year, an increase of 24.9%. Compared with the prior fiscal year, foreign sales increased 42.1% in the Fluid Handling Technologies reporting segment, 40.8% in the Mefiag Filtration Technologies reporting segment and 29.1% in the Filtration/Purification Technologies segment, offset by a decrease of 5.3% in the Product Recovery/Pollution Control Technologies reporting segment.

Income from operations for the fiscal year ended January 31, 2012 was $10.6 million compared with $9.0 million for the fiscal year ended January 31, 2011, an increase of $1.6 million or 18.1%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1.2 million, or $0.8 million lower than the $2.0 million for the fiscal year ended January 31, 2011, a decrease of 41.4%.  The decrease in income from operations in this reporting segment was primarily related to the following: (i) lower sales for our Strobic Air systems, (ii) lower gross profit margins experienced amongst all product brands within this reporting segment due primarily to product mix, increases in material cost and competitive pricing pressures and (iii) severance expense of approximately $300,000 recognized in the Company’s second quarter ended July 31, 2011 as a result of the Company offering a voluntary employee early retirement program.

Income from operations in the Fluid Handling Technologies reporting segment totaled $8.2 million, or $2.3 million higher than the $5.9 million for the fiscal year ended January 31, 2011, an increase of 38.7%.  The increase in income from operations resulted from a 21.0% increase in sales and higher gross profit margins within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $0.8 million, or $0.4 million higher than the $0.4 million for the fiscal year ended January 31, 2011, an increase of 94.3%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment resulted from a 30.8% increase in sales, partially offset by lower gross profit margins.

Income from operations in the Filtration/Purification Technologies segment was $0.4 million, or $0.2 million lower than the $0.6 million for the fiscal year ended January 31, 2011, a decrease of 34.3%.  The decrease in income from operations was related to decreased sales and lower gross margins in our Pristine Water Solutions business unit.  The lower gross margins experienced in our Pristine Water Solutions business unit was due primarily to increases in material cost and competitive pricing pressures.

Net income for the fiscal year ended January 31, 2012 was $7.1 million compared with $6.1 million for the fiscal year ended January 31, 2011, an increase of $1.0 million or 16.2%.

Gross profit margin for the fiscal year ended January 31, 2012 was 35.3% compared with 36.3% for the prior fiscal year. The gross profit margin in our Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments as well as the Filtration/Purification Technologies segment were lower as compared with the same period last year, partially offset by higher gross profit margins in our Fluid Handling Technologies reporting segment as compared with the same period last year.

Selling expense was $12.0 million for the fiscal year ended January 31, 2012 compared with $11.7 million for the prior fiscal year. The slight increase in selling expense was primarily due to higher payroll expenses, web and print advertising and exhibitions.  Selling expense as a percentage of net sales was 12.0% for the fiscal year ended January 31, 2012 compared with 13.1% for the same period last year.

General and administrative expense was $12.8 million for the fiscal year ended January 31, 2012, compared with $11.6 million in the prior fiscal year, an increase of $1.2 million.  The increase in general and administrative expense was primarily related to (i) higher payroll expenses, (ii) severance expense of approximately $300,000 recognized in the Company’s second quarter ended July 31, 2011 as a result of the Company offering a voluntary employee early retirement program and (iii) higher personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 12.7% for the fiscal year ended January 31, 2012, compared with 13.1% for the prior fiscal year.

Interest expense was approximately $0.2 million for each of the fiscal years ended January 31, 2012 and 2011.

Index

Other income was $0.4 million for each of the fiscal years ended January 31, 2012 and 2011.  The increase in other income primarily related to a gain on foreign currency exchange.

The effective tax rates for the fiscal years ended January 31, 2012 and 2011 were 34.1% and 32.7%, respectively.  The increase in the effective tax rate of 1.4% from the previous year was due primarily to an increase in stock option tax expense resulting from a reduction in the exercising of non-qualified stock options from the previous year, as well as due to a reevaluation of the Company’s FASB ASC Topic 740 accrual.

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

Foreign sales were $22.4 million for the fiscal year ended January 31, 2011, compared with $19.6 million for the same period last year, an increase of 14.1%. Compared with the prior fiscal year, foreign sales increased 12.8% in the Product Recovery/Pollution Control Technologies reporting segment, 39.4% in the Fluid Handling Technologies reporting segment, and 8.4% in the Filtration/Purification Technologies segment, offset by a slight decrease of 1.8% in the Mefiag Filtration Technologies reporting segment.

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

Index

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

Other income was $0.4 million for the fiscal year ended January 31, 2011 compared with $0.3 million in the prior year, an increase of $0.1 million.  The increase in other income primarily related to (i) higher interest income, which was due to an increase in our cash balance and (ii) a gain on foreign currency exchange.

The effective tax rates for the fiscal years ended January 31, 2011 and 2010 were 32.7% and 32.2%, respectively.

Liquidity:

The Company’s cash and cash equivalents were $34.6 million on January 31, 2012 compared with $32.4 million on January 31, 2011, an increase of $2.2 million.  The increase in the Company’s cash and cash equivalents is primarily the net result of positive cash flows provided by operating activities of $9.0 million, proceeds from maturities of investments of $0.5 million and proceeds from new borrowings amounting to $0.5 million, offset by quarterly cash dividend payments aggregating to $3.9 million, investment in property and equipment of $2.1 million, the purchases of investments amounting to $1.0 million and payments on debt totaling $0.7 million.  The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Accounts receivable, net were $17.4 million on January 31, 2012, an increase of $2.1 million compared with the prior fiscal year.  This increase in accounts receivable is reflective of the higher sales in the fiscal year ended January 31, 2012.  In addition to changes in sales volume, the timing and size of shipments and retention on contracts, especially in the Product Recovery/Pollution Control Technologies reporting segment, will, among other factors, influence accounts receivable balances at any given point in time.  We endeavor to closely monitor payments and developments which may signal possible customer credit issues.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Inventories totaled $17.8 million on January 31, 2012, an increase of $2.4 million compared with the prior fiscal year. Inventory balances fluctuate depending on sales, market demand and the timing and size of shipments, especially when major systems and contracts are involved. We have been reducing our inventory where possible.

Current liabilities amounted to $16.8 million on January 31, 2012 compared with $11.2 million on January 31, 2011, an increase of $5.6 million. This increase is due primarily to increases in accounts payable, customers’ advances and accrued salaries, wages and benefits.

As of January 31, 2012 and 2011, working capital was $55.6 million and $54.1 million, respectively, and the current ratio was 4.3 and 5.8, respectively.

Index

We expect that our major source of funding for normalized operations during fiscal 2013 and the immediate future thereafter will be our operating cash flow and our cash, cash equivalents, and short-term investments. We believe we have sufficient liquidity for the next several years to fund, at anticipated levels of growth, operations, research and development, capital expenditures, scheduled debt repayments, and dividend payments.

The Company and its subsidiaries also have access to $4.4 million uncommitted, unsecured lines of credit through November 2012, subject to the terms thereof.  If market conditions are favorable, the Company may seek to enter into negotiations with its bank group prior to the expiration date to renew and extend these credit arrangements.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At January 31, 2012, we were in compliance with both financial covenants. The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At January 31, 2012 and 2011, our liability/tangible net worth ratio using this measure was 0.52 times and 0.39 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At January 31, 2012 and 2011, our fixed charge coverage ratio using this measure was 1.54 times and 1.43 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of January 31, 2012, we were in compliance with all such provisions.

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

Capital Resources and Requirements:

Cash flows provided by operating activities during the fiscal year ended January 31, 2012 amounted to $9.0 million compared with $8.6 million in the fiscal year ended January 31, 2011, an increase of $0.4 million.  The increase in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) an increase in accounts payable and accrued expenses of $3.1 million compared with an increase in accounts payable and accrued expenses of $1.0 million, or a positive impact on cash flow of $2.1 million (ii) an increase in customers’ advances of $2.3 million and (iii) net income increasing $1.0 million from the same period last year as well as adjustments for non-cash charges of deferred income taxes increasing $0.8 million from the same period last year.  The previously listed cash inflows were partially offset by the following: (i) a decrease in accrued pension retirement benefits of $2.6 million compared with a decrease in accrued pension retirement benefits of $0.7 million for the same period last year, or a period-to-period cash outflow of $1.9 million, (ii) an increase in inventories of $2.4 million compared with a decrease in inventories of $0.7 million for the same period last year, or a period-to-period cash outflow of $3.1 million and (iii) an increase in accounts receivable of $2.2 million compared with an increase in accounts receivable of $1.5 million for the same period last year, or a negative impact on cash flow of $0.7 million.

Cash flows used in investing activities during the fiscal years ended January 31, 2012 and January 31, 2011 amounted to $2.6 million, in each year.  Although the total cash flows used in investing activities did not change from the prior year, the investing activities were different.  During the fiscal year ended January 31, 2012 the Company utilized $0.4 million more in acquiring property and equipment, utilized $0.3 more in purchasing investments, received $0.2 million less in proceeds from maturities of investments and had no cash outflow related to an acquisition as compared with the same period last year.

Consistent with past practices, the Company intends to continue to invest in new product development programs and to make capital expenditures required to support the ongoing operations during the coming fiscal year.  The Company expects to finance all routine capital expenditure requirements through cash flows generated from operations.

Financing activities during the fiscal year ended January 31, 2012 utilized $4.2 million of available resources, compared with $4.3 million utilized during the fiscal year ended January 31, 2011, a decrease of $0.1 million.  The decrease in cash utilized is principally due to the $0.8 million decrease in purchase of treasury shares and the $0.3 million increase in proceeds received from the Company’s Mefiag B.V. subsidiary’s line of credit, partially offset by the $0.6 million decrease in exercises of stock options, and the $0.3 million increase in payments of dividends.

Index

The Company paid $0.7 million of scheduled debt during the current fiscal year.  The percentage of long-term debt to equity at January 31, 2012 decreased to 3.2% compared with 3.6% at January 31, 2011.

The Board of Directors declared quarterly dividends of $0.066 per share payable on March 17, 2011, June 15, 2011 and September 15, 2011 to shareholders of record at the close of business on March 3, 2011, June 1, 2011 and September 1, 2011 respectively. The Board of Directors declared and increased the quarterly dividend by 8%, to $0.071 per share, payable on December 16, 2011 and March 16, 2012 to shareholders of record at the close of business on December 2, 2011 and March 2, 2012, respectively.

The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”.  ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the “Plans”) as an asset or liability in the consolidated balance sheets, with changes in the funded status recognized through other comprehensive income in the year in which they occur, effective for our fiscal years beginning after February 1, 2006.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheets date, effective for fiscal years ending after December 15, 2008.  The impact of adopting ASC Topic 715 resulted in an increase in pension liabilities and a decrease in accumulated other comprehensive income of approximately $6.7 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2012, and a decrease in pension liabilities and an increase in accumulated other comprehensive income of approximately $0.9 million, prior to any deferred tax adjustment, in the fiscal year ended January 31, 2011.  We froze the accrual of future benefits for our salaried and non-union hourly employees effective as of December 31, 2006, and for our union hourly employees effective as of December 31, 2008. As of January 31, 2012, our unfunded pension liability was approximately $9.7 million, and we expect to contribute approximately $1.7 million to the pension plans during the fiscal year ending January 31, 2013.

As part of our commitment to the future, the Company expended $2.5 million and $2.2 million on research and development in the fiscal years ended January 31, 2012 and 2011, respectively.

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

Contractual Obligations:

 The following table summarizes the Company’s contractual cash obligations as of January 31, 2012 by required payment periods:

						Total
						Contractual
Payments Due By	Long-Term	Purchase	Operating	Interest	Pension	Cash
Period	Debt	Obligations	Leases	Expense	Contributions	Obligations
Less than 1 Year	$657,216	$8,073,806	$108,969	$161,794	$1,694,583	$10,696,368
1 – 3 Years	729,344	-	77,545	251,999	3,383,254	4,442,142
3 – 5 Years	598,504	-	-	169,656	2,060,964	2,829,124
More than 5 Years	993,837	-	-	143,275	380,065	1,517,177
Total	$2,978,901	$8,073,806	$186,514	$726,724	$7,518,866	$19,484,811

Future expected obligations under the Company’s pension plans are included in the contractual cash obligations table above.  The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will contribute $1.7 million to its pension plans during the fiscal year ending January 31, 2013.

Index

Recent Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605, “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. Generally Accepted Accounting Principles (“GAAP”).  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 was effective for the Company in this fiscal year beginning February 1, 2011.  The adoption of this update to ASC Topic 605 did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  The amendments in this update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  ASU No. 2011-08 is

Index

effective for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial position, results of operations or cash flows.

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

During the fiscal year ended January 31, 2012, we performed a quantitative impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Flex-Kleen and Pristine Water Solutions which represents 69.6% of the total Company-wide goodwill.

For Flex-Kleen, the carrying value as of January 31, 2012 and 2011 amounted to $9.3 million and $9.1 million, respectively.  The fair value of Flex-Kleen as of January 31, 2012 and 2011 totaled $13.2 million and $12.3 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $3.9 million and $3.2 million at January 31, 2012 and 2011, respectively.  Therefore, as of January 31, 2012, Flex-Kleen’s goodwill was not impaired.

Flex-Kleen, which initially performed well after being acquired in 1998, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  In the fiscal years ended January 31, 2007, 2008 and 2009, actual results exceeded the projected results used in our impairment model. During the fiscal year ended January 31, 2010, Flex-Kleen’s net sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn

Index

in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.   In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below the projections but operating profit was slightly above the projections in our impairment model.  In the fiscal year ended January 31, 2012, Flex-Kleen’s net sales and operating profit exceeded the projections in our impairment model.   Our impairment model requires that Flex-Kleen’s sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Flex-Kleen by $1.9 million, $1.1 million, and $0.9 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of Flex-Kleen’s goodwill.

For Pristine Water Solutions, the carrying value as of January 31, 2012 and 2011 amounted to $4.6 million at both dates.  The fair value of Pristine Water Solutions as of January 31, 2012 and 2011 totaled $5.9 million and $9.8 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $1.3 million and $5.2 million at January 31, 2012 and 2011, respectively.  Therefore, as of January 31, 2012, Pristine Water Solutions’ goodwill was not impaired.

During the fiscal year 2012, there was a decline in net sales and operating profit of our Pristine Water Solutions business unit that we attribute to a number of factors including raw material price increases, increased price competition, product mix, continued weaknesses in Pristine Water Solutions’ principal market, the municipal market, and inclement weather in certain geographic areas which affected product demand.  Our impairment model requires that Pristine Water Solutions’ sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Pristine Water Solutions by $0.7 million, $0.5 million, and $0.4 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill related to Pristine Water Solutions.

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

Index

The following important factors, along with those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial condition and results of operations, and could cause our future financial condition and results of operations to differ materially from those expressed in our SEC filings and in our forward-looking statements:

•
the write-down of goodwill, as a result of the determination that the acquired business is impaired.  As of January 31, 2012, the most recent date of the required annual testing for goodwill impairment, Flex-Kleen and Pristine Water Solutions were the only reporting units that carry goodwill where the fair value of the unit did not exceed the carrying value, including goodwill, by a significant amount. Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets, followed by improved performance in the fiscal years ended January 31, 2007, 2008 and 2009.  During the fiscal year ended January 31, 2010, Flex-Kleen’s sales and operating profit were below the projections in our impairment model, which we believe was a reflection of the downturn in global business and economic conditions during this period of time and was not due to any new development specific to Flex-Kleen.  In the fiscal year ended January 31, 2011, Flex-Kleen’s net sales were below that which is required by our impairment model, while the fiscal year 2011 operating profit was slightly higher than the amount which is required by our impairment model.  In the fiscal year ended January 31, 2012, Flex-Kleen’s net sales and operating profit exceeded that which is required by our impairment model.  During the fiscal year ended January 31, 2012, we performed an impairment analysis of the $11.1 million of goodwill that the Company carries for Flex-Kleen and concluded that no impairment had occurred.  During the fiscal year ended January 31, 2012, there has been a decline in sales and profitability of our Pristine Water Solutions business unit that we attribute to a number of factors including raw material price increases, price competition, product mix, weaknesses in Pristine Water Solutions’ principal market, the municipal market, and wet weather conditions.  During the fiscal year ended January 31, 2012, we performed an impairment analysis of the $3.3 million of goodwill that the Company carries for Pristine Water Solutions and concluded that no impairment had occurred.  Our impairment models require that Flex-Kleen’s and Pristine Water Solutions’ sales and operating profit improve during each of the next several fiscal years in order for us to avoid a potential impairment charge.  While we project that Flex-Kleen’s and Pristine Water Solutions’ performance during the fiscal year ending January 31, 2013 will be sufficient to avoid an impairment charge, our projections are forward-looking statements where the actual results may not be as we presently anticipate;

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
•
weaknesses in our internal control over financial reporting, which either alone or combined with actions by our employees intended to circumvent our internal control over financial reporting, to violate our policies, or to commit fraud or other bad acts, could lead to incorrect reporting of financial results.  We believe that our internal control over financial reporting as of January 31, 2012 is effective; however, there are limits to any control system and we cannot give absolute assurance that our internal control is effective or that financial statement misstatements will not occur or that policy violations and/or fraud within the Company will not occur;

•	unexpected results in our product development activities;
•	loss of key customers;
•	changes in product mix, increases in the cost of materials, commoditization, price competition, and other similar changes in our markets, with adverse effect on margins;
•	changes in our existing management;
•	exchange rate fluctuations;
•	changes in federal laws, state laws and regulations;

Index

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2012 was $3.3 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2012. Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As of January 31, 2012 the effective fixed interest rate was 7.00% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2012.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $230,760 (net of tax) and $172,814 (net of tax) at January 31, 2012 and 2011, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in The Netherlands, Canada, the People’s Republic of China and Chile.  In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results.  Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the fact that most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ending January 31, 2013.

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

As of January 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of January 31, 2012 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of January 31, 2012, has been audited by Marcum LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012.

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
March 22, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited the accompanying consolidated balance sheets of Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2012. Our audits also included the financial statement schedule as of and for the years ended January 31, 2012, 2011 and 2010 included on page 70. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
March 22, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited Met-Pro Corporation’s (the “Company”) internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting; and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Met-Pro Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows and the related financial statement schedule for the years then ended of the Company, and our report dated March 22, 2012 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
March 22, 2012

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years ended January 31,
	2012	2011	2010
Net sales	$100,161,392	$88,865,426	$80,132,493
Cost of goods sold	64,792,385	56,587,326	52,755,941
Gross profit	35,369,007	32,278,100	27,376,552

Operating expenses
Selling	12,017,123	11,674,270	9,741,528
General and administrative	12,760,600	11,633,509	11,122,469
	24,777,723	23,307,779	20,863,997
Income from operations	10,591,284	8,970,321	6,512,555

Interest expense	(191,181)	(212,470)	(224,143)
Other income	434,207	362,046	260,177
Income before taxes	10,834,310	9,119,897	6,548,589

Provision for taxes	3,700,609	2,980,765	2,108,778
Net income	$7,133,701	$6,139,132	$4,439,811

Earnings per share
Basic	$.49	$.42	$.30
Diluted	$.48	$.42	$.30

Average number of common and
common equivalent shares outstanding
Basic	14,662,055	14,629,215	14,602,276
Diluted	14,774,692	14,758,659	14,675,735
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$34,581,394	$32,400,814
Short-term investments	764,061	497,155
Accounts receivable, net of allowance for
doubtful accounts of approximately
$491,000 and $444,000, respectively	17,373,121	15,311,322
Inventories	17,847,143	15,474,430
Prepaid expenses, deposits and other current assets	1,683,486	1,578,176
Deferred income taxes	186,329	84,155
Total current assets	72,435,534	65,346,052

Property, plant and equipment, net	19,322,436	19,290,808
Goodwill	20,798,913	20,798,913
Other assets	2,952,332	2,610,555
Total assets	$115,509,215	$108,046,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$657,216	$532,540
Accounts payable	7,684,739	4,864,724
Accrued salaries, wages and benefits	1,827,603	1,650,314
Other accrued expenses	2,357,929	2,286,043
Dividend payable	1,042,297	967,445
Customers’ advances	3,232,600	907,107
Total current liabilities	16,802,384	11,208,173

Long-term debt	2,687,971	3,011,988
Accrued pension retirement benefits	10,618,047	6,553,262
Other non-current liabilities	56,391	54,195
Deferred income taxes	1,522,451	2,745,786
Total liabilities	31,687,244	23,573,404
Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,250,051 and 1,270,417 shares were reacquired
and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	4,058,735	3,448,249
Retained earnings	96,228,764	93,113,247
Accumulated other comprehensive loss	(7,718,883)	(3,201,767)
Treasury shares, at cost	(10,339,513)	(10,479,673)
Total shareholders’ equity	83,821,971	84,472,924
Total liabilities and shareholders’ equity	$115,509,215	$108,046,328
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended January 31,
	2012	2011	2010

Cash flows from operating activities
Net income	$7,133,701	$6,139,132	$4,439,811
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,914,418	1,824,685	1,931,512
Deferred income taxes	1,197,654	439,069	406,754
(Gain) loss on sales of property and equipment, net	102,386	8,231	(20,585)
Stock-based compensation	744,306	645,891	645,967
Allowance for doubtful accounts	46,986	240,133	37,189
Change in operating assets and liabilities:
Accounts receivable	(2,173,195)	(1,464,863)	6,409,090
Inventories	(2,450,559)	676,071	4,280,330
Prepaid expenses, deposits and other assets	(350,416)	(243,598)	(9,904)
Accounts payable and accrued expenses	3,116,045	977,454	(2,551,921)
Customers’ advances	2,323,603	22,004	524,678
Accrued pension retirement benefits	(2,647,339)	(668,901)	(449,405)
Other non-current liabilities	2,197	2,197	2,197
Net cash provided by operating activities	8,959,787	8,597,505	15,645,713

Cash flows from investing activities
Proceeds from sales of property and equipment	33,566	36,387	40,318
Acquisitions of property and equipment	(2,097,233)	(1,665,949)	(2,133,807)
Purchase of investments	(1,010,535)	(745,218)	(1,445,004)
Proceeds from maturities of investments	497,155	725,004	720,000
Payment for acquisition of business	-	(955,268)	-
Net cash used in investing activities	(2,577,047)	(2,605,044)	(2,818,493)

Cash flows from financing activities
Proceeds from new borrowings	477,692	189,074	485,336
Reduction of debt	(727,399)	(717,134)	(926,497)
Exercise of stock options	152,970	780,834	225,584
Payment of dividends	(3,943,332)	(3,597,539)	(3,504,026)
Purchase of treasury shares	(167,534)	(935,631)	(251,612)
Net cash used in financing activities	(4,207,603)	(4,280,396)	(3,971,215)
Effect of exchange rate changes on cash	5,443	26,645	56,446
Net increase in cash and cash equivalents	2,180,580	1,738,710	8,912,451
Cash and cash equivalents at beginning of year	32,400,814	30,662,104	21,749,653
Cash and cash equivalents at end of year	$34,581,394	$32,400,814	$30,662,104
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2009	$1,592,868	$2,465,193	$89,727,308	($4,324,293)	($10,683,595)	$78,777,481
Comprehensive income:
Net income	-	-	4,439,811	-	-
Foreign currency translation adjustment	-	-	-	439,575	-
Interest rate swap, net of tax of ($35,603)	-	-	-	60,621	-
Minimum pension liability adjustment,
net of tax of ($84,838)	-	-	-	144,456	-
Total comprehensive income						5,084,463
Dividends	-	-	(3,504,299)	-	-	(3,504,299)
Stock-based compensation	-	645,967	-	-	-	645,967
Stock option transactions	-	(122,210)	-	-	347,794	225,584
Purchase of 26,237 treasury shares	-	-	-	-	(251,612)	(251,612)
Balances, January 31, 2010	1,592,868	2,988,950	90,662,820	(3,679,641)	(10,587,413)	80,977,584
Comprehensive income:
Net income	-	-	6,139,132	-	-
Foreign currency translation adjustment	-	-	-	(82,149)	-
Interest rate swap, net of tax of $6,040	-	-	-	(10,284)	-
Minimum pension liability adjustment,
net of tax of ($334,943)	-	-	-	570,307	-
Total comprehensive income						6,617,006
Dividends	-	-	(3,688,705)	-	-	(3,688,705)
Stock-based compensation	-	645,891	-	-	-	645,891
Stock option transactions	-	(262,537)	-	-	1,043,371	780,834
Purchase of 86,406 treasury shares	-	-	-	-	(935,631)	(935,631)
Stock option tax benefit	-	75,945	-	-	-	75,945
Balances, January 31, 2011	1,592,868	3,448,249	93,113,247	(3,201,767)	(10,479,673)	84,472,924
Comprehensive income:
Net income	-	-	7,133,701	-	-
Foreign currency translation adjustment	-	-	-	(230,532)	-
Interest rate swap, net of tax of $34,032	-	-	-	(57,946)	-
Minimum pension liability adjustment,
net of tax of $2,483,486	-	-	-	(4,228,638)	-
Total comprehensive income						2,616,585
Dividends	-	-	(4,018,184)	-	-	(4,018,184)
Stock-based compensation	-	744,306	-	-	-	744,306
Stock option transactions	-	(53,002)	-	-	205,972	152,970
Restricted stock unit transactions	-	(101,722)	-	-	101,722	-
Purchase of 16,861 treasury shares	-	-	-	-	(167,534)	(167,534)
Stock option tax benefit	-	20,904	-	-	-	20,904
Balances, January 31, 2012	$1,592,868	$4,058,735	$96,228,764	($7,718,883)	($10,339,513)	$83,821,971
The notes to consolidated financial statements are an integral part of the above statements.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

Basis of presentation:

The consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its direct and indirect wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Industrial Services Inc., Bio-Reaction Industries Inc., Met-Pro Holdings LLC and Met-Pro Chile Limitada.  Significant intercompany accounts and transactions have been eliminated.

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
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

The carrying amount of all long-lived assets is evaluated periodically to determine if an adjustment to the depreciation period or the non-depreciated balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2012.

Goodwill:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  The amendments in this update allow the Company the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, based on its qualitative assessment, the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  Quantitative impairment testing involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions are based upon market and industry forecasts, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital available to the Company.  ASU No. 2011-08 is effective for annual and interim reporting periods beginning after December 15, 2011.  The Company will adopt ASU No. 2011-08 during the first quarter of fiscal year 2013.

No impairment was present upon performing this test since the fair value of each reporting unit exceeded its carrying value, including goodwill.  At January 31, 2012, the goodwill associated with the Company’s three reporting segments and one other segment totaled $20,798,913.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The changes in the carrying amount of goodwill by the three reporting segments and one other segment for the fiscal year ended January 31, 2012 are as follows:

	Product Recovery/ Pollution Control Technologies	Fluid Handling Technologies	Mefiag Filtration Technologies	Filtration/ Purification Technologies	Total
Balance as of February 1, 2011	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913
Goodwill acquired during the period	-	-	-	-	-
Balance as of January 31, 2012	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913

Other intangible assets:

The Company maintains intangible assets with finite and indefinite lives.  The following is a summary of the Company’s components of other intangible assets, which are reported in other assets on the consolidated balance sheets.

	January 31, 2012		January 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Patents	$761,821	($131,665)	$709,132	($70,453)
Customer lists	384,000	(275,667)	384,000	(261,264)
Intellectual property	195,886	(195,886)	195,886	(195,886)
Other	181,337	(110,753)	181,337	(78,517)
	$1,523,044	($713,971)	$1,470,355	($606,120)

Unamortized intangible assets
Trademarks	$11,963	$0	$10,500	$0

The following is a summary of the amortization expense related to the Company’s components of other intangible assets:

Amortization Expense
For the year ended January 31, 2010	$37,047
For the year ended January 31, 2011	52,017
For the year ended January 31, 2012	107,851

Estimated Amortization Expense
For the year ended January 31, 2013	$97,315
For the year ended January 31, 2014	80,648
For the year ended January 31, 2015	80,201
For the year ended January 31, 2016	79,256
For the year ended January 31, 2017	77,589
Thereafter	394,064
$809,073

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

For financial reporting purposes, provisions for amortization are calculated on a straight-line basis over the following estimated useful lives for the identified intangible assets:

Years
Patents	6-20
Customer Lists	10
Intellectual Property	10
Other	2-20

Asset Available for Sale:

The Company maintains a vacant plot of land available for sale in Heerenveen, The Netherlands amounting to $546,771 and $572,223 as of January 31, 2012 and 2011, respectively.  This asset available for sale is reported in other assets on the consolidated balance sheets.

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

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,258,220, $988,217 and $938,046 for the years ended January 31, 2012, 2011, and 2010, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $2,512,923, $2,242,052 and $2,145,716 for the years ended January 31, 2012, 2011, and 2010, respectively.

Stock-based compensation:

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires the recognition of the fair value of stock-based compensation.  Under the fair value recognition provisions for FASB ASC Topic 718, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  The Company uses the Black-Scholes valuation model to estimate fair value of stock-based awards, which requires various assumptions including estimating stock price volatility, forfeiture rates and expected life.
Income Taxes:

Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Under ASC Topic 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed.  Certain items of income and expense are not reported in tax returns and financial statements in the same

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

year. The tax effect of such temporary differences is reported in deferred income taxes.  Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years.  The Company establishes a valuation allowance for deferred tax assets for which realization is not more likely than not.

Income tax contingencies are accounted for in accordance with FASB ASC Topic 740-10-20, “Income Taxes”. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain.  The Company is examined by various Federal, State, and foreign tax authorities.  The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  The Company continually assesses the likelihood and amount of potential adjustments and records any necessary adjustments in the period in which the facts that give rise to a revision become known.

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in general and administrative expenses.  No such interest and penalties were recognized during the years ended January 31, 2012, 2011 and 2010.

Earnings per share:

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) and awards of restricted stock units during each year.

Dividends payable:

On December 16, 2011, the Board of Directors declared a $0.071 per share quarterly cash dividend payable on March 16, 2012 to shareholders of record at the close of business on March 2, 2012, amounting to an aggregate of $1,042,297.

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

Supplemental cash flow information:

	2012	2011	2010
Cash paid during the year for:
Interest	$192,971	$210,497	$220,919
Income taxes	2,394,238	2,096,789	1,608,485

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Recent accounting pronouncements:

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, an amendment of ASC Topic 605, “Revenue Recognition”.  ASU No. 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. Generally Accepted Accounting Principles (“GAAP”).  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  ASU No. 2009-13 was effective for the Company in this fiscal year beginning February 1, 2011.  The adoption of this update to ASC Topic 605 did not have a material impact on our financial position, results of operations or cash flows.

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
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  The amendments in this update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  ASU No. 2011-08 is effective for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of this update is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 2:                BUSINESS COMBINATION

On October 8, 2010, the Company’s newly-formed wholly-owned subsidiary, Bio-Reaction Industries Inc. (“BRI”), completed its acquisition of substantially all of the assets of Bio-Reaction Industries, LLC. As a result of this combination, the Company is now able to offer products that utilize microbes to digest pollutants and odors, which we intend to sell to both commercial and municipal markets. These products extend our Duall brand product line of chemical and biological odor control systems as well as our Systems brand product line of thermal and oxidation equipment. BRI is included in our Product Recovery/Pollution Control Technologies reporting segment.

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

NOTE 3:                FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and cash equivalents at January 31, 2012 and 2011 amounted to $34,581,394 and $32,400,814, respectively. The cash and cash equivalents balance at January 31, 2012 was comprised of the following: (i) cash amounting to $8,777,483 and (ii) cash equivalents consisting of money market funds amounting to $25,803,911.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests and places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At January 31, 2012, the Company’s cash and cash equivalents were held at 20 financial institutions.

Short-term investments:

Short-term investments at January 31, 2012 and 2011 amounted to $764,061 and $497,155, respectively.  The short-term investment balance at January 31, 2012 was comprised of two certificates of deposit with nine month maturity dates and one certificate of deposit with a twelve month maturity date.  The short-term investment balance at January 31, 2011 was comprised of two certificates of deposit with twelve month maturity dates.  The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Long-term investments:

Long-term investments at January 31, 2012 and 2011 amounted to $494,537 and $248,063, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investment balance at January 31, 2012 was comprised of two certificates of deposit with fourteen and fifteen month maturity dates. The long-term investment balance at January 31, 2011 was comprised of a certificate of deposit with a fourteen month maturity date.  The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Debt:

The estimated fair value and carrying amount of debt were as follows:

	January 31,
	2012	2011
Fair value	$3,747,061	$3,858,888
Carrying amount	3,345,187	3,544,528

Valuations for debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The Company uses an interest rate swap (see Note 7) to minimize its exposure to fluctuations in interest rates.  The interest rate differential to be paid or received under this agreement is recognized over the term of the loan and is included in interest expense.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at January 31, 2012 and 2011:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,581,394	$34,581,394	$-	$-
Short-term investments	764,061	764,061	-	-
Long-term investments	494,537	494,537	-	-
Cash surrender value - life insurance policies	1,089,989	-	1,089,989	-
Interest rate swap agreement	(366,286)	-	(366,286)	-
	$36,563,695	$35,839,992	$723,703	$-

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,400,814	$32,400,814	$-	$-
Short-term investments	497,155	497,155	-	-
Long-term investments	248,063	248,063	-	-
Cash surrender value - life insurance policies	912,417	-	912,417	-
Interest rate swap agreement	(274,308)	-	(274,308)	-
	$33,784,141	$33,146,032	$638,109	$-

There were no transfers of assets or liabilities between Level 1 and Level 2 in the fiscal years ended January 31, 2012 or 2011.

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
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

The following table summarizes the shares used in computing basic and diluted net income per common share:

	January 31,
	2012	2011	2010
Numerator:
Net income	$7,133,701	$6,139,132	$4,439,811
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,662,055	14,629,215	14,602,276
Dilutive effect of stock-based compensation plans	112,637	129,444	73,459
Weighted average common shares outstanding during the period for diluted computation	14,774,692	14,758,659	14,675,735

Earnings per share, basic	$.49	$.42	$.30
Earnings per share, diluted	$.48	$.42	$.30

For the fiscal years ended January 31, 2012, 2011 and 2010, employee stock options to purchase 616,585, 642,585 and 944,096 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares during these periods.

NOTE 5:                INVENTORIES

Inventories consisted of the following:

	January 31,
	2012	2011
Raw materials	$12,673,210	$11,639,410
Work in process	2,808,747	1,914,412
Finished goods	2,365,186	1,920,608
	$17,847,143	$15,474,430

At January 31, 2012 and 2011, inventories valued at the last-in, first-out method (“LIFO”) were $1,790,705 and $1,863,303, respectively.  The LIFO value of inventories was lower than replacement cost by $1,553,153 and $1,536,993 at January 31, 2012 and 2011, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $866,900 and $902,000 at January 31, 2012 and January 31, 2011, respectively, as a result of applying the provisions of FASB ASC Topic 805, “Business Combinations”, to an acquisition completed in a prior year.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

NOTE 6:                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2012	2011
Land	$1,946,228	$1,950,190
Buildings and improvements	20,980,144	20,051,371
Machinery and equipment	14,201,851	13,769,406
Furniture and fixtures	5,514,662	5,612,378
Automotive equipment	1,504,380	1,459,614
Construction in progress	1,654,176	1,546,477
	45,801,441	44,389,436
Less accumulated depreciation	26,479,005	25,098,628
	$19,322,436	$19,290,808

Depreciation of property, plant and equipment charged to operations amounted to $1,806,567, $1,772,668 and $1,894,465 for the fiscal years ended in 2012, 2011 and 2010, respectively.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

NOTE 7:                DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,392,490 which can be used for working capital.  Of the total lines of credit available, the foreign unsecured line of credit totals $392,490 (300,000 Euro).  As of January 31, 2012 and 2011 the Company had zero outstanding borrowings from its domestic line of credit.  The Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had outstanding borrowings of $265,581, or 202,997 Euro, as of January 31, 2012 and zero as of January 31, 2011.

Short-term and long-term debt consisted of the following:

	January 31,
	2012	2011
Bond payable, bank, payable in quarterly installments of
$58,460, plus interest at a rate equal to the greater of
(i) 16 basis points below the ninety day LIBOR rate
or (ii) 250 basis points (effective interest rate of
2.50% at both January 31, 2012 and 2011), maturing
April, 2021, collateralized by the Telford, PA building	$2,163,037	$2,396,878

Note payable, bank, payable in quarterly installments of
$32,708 (25,000 Euro), plus interest at a fixed rate of
3.82%, maturing January, 2016, collateralized by	523,320	684,600
the Heerenveen, Netherlands building

Equipment note, payable in monthly installments of
$13,482, no interest, maturing March 2012	26,963	188,742

Line of credit, $265,581, or 202,997 Euro, payable upon
demand, plus interest at a rate of 70 basis points over
the thirty day EURIBOR rate (effective interest rate of
1.41% at January 31, 2012)	265,581	-

	2,978,901	3,270,220
Less current portion	657,216	532,540
	2,321,685	2,737,680
Fair market value of interest rate swap liability	366,286	274,308
Long-term portion	$2,687,971	$3,011,988

One of the notes payable and the bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of January 31, 2012, the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%. As of January 31, 2012, the effective fixed interest rate was 7.00% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2012.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $230,760 (net of tax), $172,814 (net of tax) and $162,530 (net of tax) at January

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

 31, 2012, 2011 and 2010, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

The bank has issued and has outstanding standby letters of credit to customers totaling $1,243,850 as of January 31, 2012, which have expiration dates during the fiscal years ending January 31, 2013 and 2014, in the amounts of $1,232,850 and $11,000, respectively.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2013	$657,216
2014	364,672
2015	364,672
2016	364,664
2017	233,840
Thereafter	993,837
$2,978,901

NOTE 8:                ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of January 31 was comprised of the following:

	2012	2011
Interest rate swap, net of tax	($230,760)	($172,814)
Foreign currency translation adjustment	807,591	1,038,123
Minimum pension liability adjustment, net of tax	(8,295,714)	(4,067,076)
	($7,718,883)	($3,201,767)

NOTE 9:                SHAREHOLDERS’ EQUITY

During the fiscal year ended January 31, 2012, the Company repurchased 16,861 shares pursuant to a 300,000 share stock repurchase program authorized by the Company’s Board of Directors on November 5, 2008.  The 300,000 share stock repurchase program has no fixed expiration date and, as of January 31, 2012, there were 170,496 shares remaining under the program.

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
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

NOTE 10:              STOCK-BASED COMPENSATION

The Company grants equity awards to its senior executives and non-employee Directors, typically in December of each year.  Historically, this has consisted of stock option awards. In December 2010, the Company’s Board of Directors approved a change in practice to begin awarding non-employee Directors restricted stock units (“RSUs”).

Restricted Stock Units:

On December 16, 2011, the Company awarded an aggregate of 8,385 RSUs to its five non-employee Directors. Each RSU entitles the grantee to receive, from the Company, one Common Share at the June 6, 2012 vesting date in accordance with the terms of the award agreement. The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the Board of Directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on December 16, 2011 was $8.945 (which is the average of the high and low price of the Company’s Common Shares as quoted on the NYSE that day).  As of January 31, 2012, there was $50,003 of unrecognized compensation expense for these RSUs.

The following table summarizes RSU transactions for the fiscal year ended January 31, 2012:

Units
Non-vested at February 1, 2011	12,315
Granted	8,385
Vested	(12,315)
Forfeited	-
Non-vested at January 31, 2012	8,385

Stock options:

On December 17, 2010, and December 11, 2009, the Company issued 125,448 and 236,083 stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  The December 2010 awards were made to the Company’s senior executives; the awards in the prior two years were made to the Company’s senior executives as well as the Company’s non-employee Directors. In the event of a “change of control”, any unvested options shall become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  On March 27, 2009, the Company issued 5,000 stock options fully exercisable on the grant date with an expiration date of June 3, 2011.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted in the month of December during the fiscal years ended January 31, 2011 and 2010 were  $3.95 and $3.26 per option, respectively. The per share fair value weighted-average at the date of grant for stock options granted on March 27, 2009 was $2.01 per option.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Fiscal Years Ended
	January 31,
	2012	2011	2010

Expected term (years)	-	5.0	3.0 - 5.0
Risk-free interest rate	-	1.90% - 3.53%	1.90% - 4.50%
Expected volatility	-	29% - 45%	29% - 39%
Dividend yield	-	1.88% - 2.48%	1.86% - 2.80%

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

The following table summarizes stock option transactions for the fiscal year ended January 31, 2012:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Life (years)	Value
Options:
Outstanding at February 1, 2011	1,274,204	$10.1942	6.29
Granted	-	-
Forfeited	-	-
Expired	(26,000)	11.7500
Exercised	(24,912)	6.1404
Outstanding at January 31, 2012	1,223,292	$10.2437	5.52	$930,082

Exercisable at January 31, 2012	1,067,951	$10.1292	5.10	$873,125

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2012, 2011 and 2010 was $93,570, $617,594 and $187,577, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$5.50 – 6.99	19,913	0.57	$5.5328	19,913	$5.5328
$7.00 – 8.99	116,450	3.06	7.4110	116,450	7.4110
$9.00 – 9.99	470,344	5.26	9.4848	398,640	9.4479
$10.00 – 10.99	155,337	4.76	10.8975	155,337	10.8975
$11.00 – 11.99	335,800	6.11	11.5426	335,800	11.5426
$12.00 – 12.99	125,448	8.88	12.1800	41,811	12.1800
	1,223,292	5.52	$10.2437	1,067,951	$10.1292

As of January 31, 2012, there was $502,811 (excludes an unrecognized compensation cost of $50,003 related to RSUs) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 11:              INCOME TAXES

The provision (benefit) for income taxes was comprised of the following:

	2012	2011	2010
Current
Federal	$2,010,929	$2,106,753	$1,464,160
State	290,461	299,616	199,327
Foreign	201,565	135,327	38,537
	2,502,955	2,541,696	1,702,024
Deferred
Federal	1,112,827	429,442	377,441
State	98,191	37,892	33,304
Foreign	(13,364)	(28,265)	(3,991)
	$3,700,609	$2,980,765	$2,108,778

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	January 31,
	2012	2011
Deferred tax assets
Inventory cost capitalization	$110,306	$131,255
Pension cost	3,964,282	2,460,898
Management incentive	262,612	178,825
Stock options	458,468	363,429
Interest rate swap	135,526	101,494
Other	446,576	433,005
Total deferred tax assets	5,377,770	3,668,906

Deferred tax liabilities
Property, plant and equipment	2,348,541	2,255,538
Inventory – LIFO	320,759	333,764
Prepaid expenses	205,501	200,876
Goodwill	3,839,091	3,540,359
Total deferred tax liabilities	6,713,892	6,330,537
Net deferred tax (liabilities)	($1,336,122)	($2,661,631)

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2012		2011		2010
Computed expected
federal tax expense	$3,683,665	34.0%	$3,100,765	34.0%	$2,226,520	34.0%
Manufacturing exemption	(205,457)	(1.9)	(207,968)	(2.3)	(129,428)	(2.0)
State income taxes,
net of federal
income tax benefit	191,704	1.8	197,747	2.2	131,556	2.0
Research and
development tax credits	(149,728)	(1.4)	(143,361)	(1.5)	(121,917)	(1.9)
Stock option tax expense	78,473.7		20,076.2		82,030	1.3
Other	101,952.9		13,506.1		(79,983)	(1.2)
Effective income taxes	$3,700,609	34.1%	$2,980,765	32.7%	$2,108,778	32.2%

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

During the fiscal year ended January 31, 2012, the Company performed an evaluation of its position with regards to state, federal and foreign tax matters.  The Company’s conclusion was to increase the unrecognized tax benefits by $49,000 in order to account for state tax matters in the United States as a result of changes in tax positions with relevant tax authorities.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:
2012
Balance at February 1, 2011	$-
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	49,000
Balance at January 31, 2012	$49,000

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The following table summarizes tax years that remain subject to examination by major jurisdictions:

Open Tax Year
	Examination in Progress	Examination Not Yet Initiated
United States
Federal	n/a	2010 – 2012
State	n/a	2008 – 2012
Canada	n/a	2007 – 2012
The Netherlands	n/a	2008 – 2012
People’s Republic of China	n/a	2011 – 2012
Chile	n/a	2012

NOTE 12:              LEASES AND OTHER COMMITMENTS

The Company has various real estate operating leases for warehouse space and office space for sales, general and administrative purposes.  Future minimum lease payments under these non-cancelable operating leases at January 31, 2012 are as follows:
2013	$108,969
2014	53,765
2015	23,780
$186,514

Rental expense for the above operating leases during the fiscal years ended in 2012, 2011, and 2010 was $138,518, $111,878 and $89,602, respectively.

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
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

On January 31, 2012, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation).  This difference is principally due to the decline in the discount rate and market value of investments during the fiscal year ended January 31, 2012.

A pension liability adjustment was recorded in the fourth quarter of the fiscal year ended January 31, 2012 as an increase to the pension liability with a corresponding decrease to shareholders’ equity.  During the fiscal year ended January 31, 2012, the Company recorded an after-tax decrease to shareholders’ equity of $4,228,638.

The following table provides the components of net periodic pension (income) cost:

	2012	2011	2010
Service cost	$205,725	$211,500	$69,225
Interest cost	1,121,492	1,118,007	1,134,779
Expected return on plan assets	(1,401,943)	(1,011,021)	(785,901)
Recognized net actuarial loss	209,830	243,640	240,890
Net periodic benefit cost	$135,104	$562,126	$658,993

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheets at January 31, 2012 and 2011:

	2012	2011

Change in benefit obligation:
Benefit obligation at beginning of year	$20,675,319	$19,711,075
Service cost	205,725	211,500
Interest cost	1,121,492	1,118,007
Actuarial loss	5,371,311	841,333
Administrative expenses	(259,229)	(204,011)
Benefits paid	(1,054,855)	(1,002,585)
Benefit obligation at end of year	$26,059,763	$20,675,319

Change in plan assets:
Fair value of plan assets at beginning of year	$14,807,545	$11,930,933
Actual gain (loss) on plan assets	(148,700)	2,513,964
Employer contribution	2,998,411	1,569,244
Administrative expenses	(259,229)	(204,011)
Benefits paid	(1,054,855)	(1,002,585)
Fair value of plan assets at end of year	$16,343,172	$14,807,545

Funded status:	($9,716,591)	($5,867,774)
Unrecognized actuarial loss	13,167,800	6,455,676
Net amount recognized	$3,451,209	$587,902

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability – short term	($94,583)	($97,815)
Accrued benefit liability – long term	(9,622,008)	(5,769,959)
Accumulated other comprehensive loss	13,167,800	6,455,676
Net amount recognized	$3,451,209	$587,902

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $26,059,763, $26,059,763 and $16,343,172, respectively, as of January  31, 2012, and $20,675,319, $20,675,319 and $14,807,545, respectively, as of January  31, 2011.

The Company contributed $2,998,411 to the pension plans during the plan year ended January 31, 2012 and expects an additional contribution of $1,694,583 during the Company’s fiscal year ending January 31, 2013.

The following benefit payments are expected to be paid:

Year Ending
January 31,
2013	$1,202,606
2014	1,251,257
2015	1,315,922
2016	1,370,919
2017	1,404,089
2018 – 2022	7,517,424
$14,062,217

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2012	2011	2010
Discount rate	4.25%	5.50%	5.75%
Expected long-term rate of
return on assets	7.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2012	2011	2010
Discount rate	5.50%	5.75%	6.50%
Expected long-term rate of
return on assets	8.50%	8.50%	8.50%
Rate of increase in
compensation levels
(where applicable)	4.50%	4.50%	4.50%

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans.  This included considering the trust’s asset allocation and the expected returns likely to be earned over the lives of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	January 31,	January 31,
	2012	2011
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation:
Equity securities	61-77%	80%
Debt securities	23-39%	20%
Total	100%	100%

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The fair value of the Company’s pension plans’ assets at January 31, 2012 by asset class are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class:
Equity securities
Domestic equities (a)	$7,162,837	$-	$7,162,837	$-
Foreign equities (a)	2,839,026	-	2,839,026	-
Fixed income securities
Intermediate duration corporate and
government bonds (b)	5,468,502	-	5,468,502	-
Cash and cash equivalents (c)	872,807	-	872,807	-
Total pension assets	$16,343,172	$-	$16,343,172	$-

The fair value of the Company’s pension plans’ assets at January 31, 2011 by asset class are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class:
Equity securities
Domestic equities (a)	$11,770,186	$-	$11,770,186	$-
Foreign equities (a)	-	-	-	-
Fixed income securities
Intermediate duration corporate and
government bonds (b)	2,923,014	-	2,923,014	-
Cash and cash equivalents (c)	114,345	-	114,345	-
Total pension assets	$14,807,545	$-	$14,807,545	$-

(a)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.

(b)	Investments in this category consist of a fixed income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds.

(c)	Cash is comprised of money market funds, which are valued utilizing the net asset value per unit based on the fair value of the underlying assets as determined by the fund’s investment managers.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded.  The Plan is designed to provide pension benefits based on the category of the Director and length of service.  The aggregate benefit obligation payable in the future under the terms of the Plan was $561,061 and $584,870 at January 31, 2012 and 2011, respectively.  The current portion of the benefit obligation amounted to $79,000 and $82,333, respectively, and is presented under the accrued salaries, wages and benefits category on the consolidated balance sheets.  The non-current portion of the benefit obligation amounted to $482,061 and $502,537, respectively, and is presented under the accrued pension retirement benefits category on the consolidated balance sheets.  The amounts applicable are included in the tables above.  This plan was discontinued in December 1999 with respect to non-vested Directors.

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21.  Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan.  The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation.  Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service.  Effective February 1, 2008, the non-bargaining unit employees in the United States were eligible for the discretionary contributions under the Plan.  The discretionary contribution is (i) 2% for employees under 45 years old or with less than five years of service, (ii) 3% for employees 45 years or older and between five to nine years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service.  The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level.  The Company provided cash contributions to the 401(k) profit sharing plan of $780,673, $709,470 and $673,135 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the Plan.  There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended January 31, 2012, 2011 and 2010.  All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The status of the plans was as follows (adjusted for stock splits):

1997 Plan	2012	2011	2010
Options outstanding, beginning	35,788	69,924	113,067
Grants	-	-	-
Exercises	(9,956)	(34,136)	(43,143)
Cancellations	-	-	-
Options outstanding, ending	25,832	35,788	69,924

Options price range at January 31	$5.5476	$5.5476	$5.1047
	to	to	to
	$9.6440	$9.6440	$9.6440

Options exercisable at January 31	25,832	35,788	69,924
Options available for grant at January 31	0	0	0
2001 Plan	2012	2011	2010
Options outstanding, beginning	445,636	488,037	500,483
Grants	-	51,116	-
Exercises	(9,956)	(93,517)	-
Cancellations	-	-	(12,446)
Options outstanding, ending	435,680	445,636	488,037

Options price range at January 31	$5.5181	$5.5181	$5.5181
	to	to	to
	$12.1800	$12.1800	$11.7500

Options exercisable at January 31	401,599	394,520	485,370
Options available for grant at January 31	0	0	51,116
2005 Plan	2012	2011	2010
Awards outstanding, beginning	785,252	815,066	579,983
Grants (a)	8,385	66,804	241,083
Exercises (b)	(17,315)	-	-
Cancellations	(26,000)	(96,618)	(6,000)
Awards outstanding, ending (a)	750,322	785,252	815,066

Exercise price at January 31	$9.6900	$8.5600	$8.5600
	to	to	to
	$12.1800	$12.1800	$11.7500

Awards exercisable at January 31	635,156	522,050	383,778
Awards available for grant at January 31	101,918	84,303	54,489
2008 Plan	2012	2011	2010
Awards outstanding, beginning	19,843	-	-
Grants	-	19,843	-
Exercises	-	-	-
Cancellations	-	-	-
Awards outstanding, ending	19,843	19,843	-

Exercise price at January 31	$12.1800	$12.1800	-

Awards exercisable at January 31	5,364	-	-
Awards available for grant at January 31	730,157	730,157	750,000
(a)	Grants under the 2005 Plan for the fiscal year ending January 31, 2012 were comprised of 8,385 RSUs.
(b)	Exercises under the 2005 Plan for the fiscal year ending January 31, 2012 include 12,315 RSUs which vested as of December 17, 2011.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

The weighted average exercise prices (adjusted for stock split) of the Company’s stock options for the fiscal year ended January 31 were as follows:

	2012	2011	2010
Options outstanding, beginning	$10.1942	$9.6866	$9.5374
Grants	-	$12.1800	$9.6666
Exercises	$6.1404	$6.1168	$5.2287
Cancellations	$11.7500	$10.9450	$10.1973
Options outstanding, ending	$10.2437	$10.1942	$9.6866

NOTE 14:              OTHER INCOME

Other income was comprised of the following for the fiscal year ended January 31:

	2012	2011	2010
Interest income	$179,602	$221,972	$218,165
Other miscellaneous income	254,605	140,074	42,012
	$434,207	$362,046	$260,177

NOTE 15:              BUSINESS SEGMENTS AND OTHER INFORMATION

The segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

The Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in FASB ASC Topic 280-10-50-12. The Company’s analysis is that FASB ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal years ended January 31, 2012, 2011 and 2010, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under FASB ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

Financial information for the three reporting segments and one other segment is as follows:

	Years ended January 31,

	2012	2011	2010
Net sales to unaffiliated customers
Product Recovery/Pollution Control Technologies	$43,568,042	$41,426,858	$35,899,630
Fluid Handling Technologies	33,264,149	27,488,559	24,527,998
Mefiag Filtration Technologies	12,945,610	9,897,038	9,526,908
Filtration/Purification Technologies	10,383,591	10,052,971	10,177,957
	$100,161,392	$88,865,426	$80,132,493

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$1,198,674	$2,046,716	$1,924,005
Fluid Handling Technologies	8,220,768	5,926,592	4,325,853
Mefiag Filtration Technologies	780,586	401,695	(34,886)
Filtration/Purification Technologies	391,256	595,318	297,583
	$10,591,284	$8,970,321	$6,512,555

Depreciation and amortization expense
Product Recovery/Pollution Control Technologies	$708,507	$657,724	$620,734
Fluid Handling Technologies	720,841	672,072	703,644
Mefiag Filtration Technologies	265,192	265,261	331,065
Filtration/Purification Technologies	219,878	229,628	276,069
	$1,914,418	$1,824,685	$1,931,512

Capital expenditures
Product Recovery/Pollution Control Technologies	$692,383	$305,803	$312,221
Fluid Handling Technologies	580,354	476,104	291,452
Mefiag Filtration Technologies	420,187	138,384	29,740
Filtration/Purification Technologies	110,886	57,679	59,278
	1,803,810	977,970	692,691
Corporate	293,424	687,979	1,441,116
	$2,097,234	$1,665,949	$2,133,807

Identifiable assets at January 31
Product Recovery/Pollution Control Technologies	$36,444,763	$34,003,251	$34,466,168
Fluid Handling Technologies	19,290,035	18,114,257	18,068,428
Mefiag Filtration Technologies	14,017,572	12,814,143	12,257,281
Filtration/Purification Technologies	8,368,652	8,369,385	8,257,837
	78,121,022	73,301,036	73,049,714
Corporate	37,388,193	34,745,292	31,558,645
	$115,509,215	$108,046,328	$104,608,359
The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

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

	2012	2011	2010
Net sales:
United States	$72,180,541	$66,459,905	$60,499,608
Foreign	27,980,851	22,405,521	19,632,885
	$100,161,392	$88,865,426	$80,132,493

Foreign Sales by Segment:
Product Recovery/Pollution Control Technologies	$7,492,321	$7,912,462	$7,017,041
Fluid Handling Technologies	10,072,782	7,086,069	5,081,925
Mefiag Filtration Technologies	10,290,964	7,310,354	7,444,774
Filtration/Purification Technologies	124,784	96,636	89,145
	$27,980,851	$22,405,521	$19,632,885

Income from operations:
United States	$6,264,686	$5,721,656	$4,991,481
Foreign	4,326,598	3,248,665	1,521,074
	$10,591,284	$8,970,321	$6,512,555

Total assets:
United States	$104,812,114	$97,875,243	$94,035,051
Foreign	10,697,101	10,171,085	10,573,308
	$115,509,215	$108,046,328	$104,608,359

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

NOTE 16:             CONTINGENCIES AND COMMITTMENTS

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases often allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases. The sum total of all payments through March 22, 2012 to settle cases involving asbestos-related claims was $675,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $32,000. As of March 22, 2012, there were a total of 130 cases pending against the Company (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 93 cases that were pending as of March 17, 2011, the date which our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 was filed with the Securities and Exchange Commission. During the current fiscal year commencing February 1, 2011 through March 22, 2012, 81 new cases were filed against the Company, and the Company was dismissed from 38 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial.  On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company. It appears that our remaining insurers have assumed the share of the defense and indemnity obligations that Atlantic Mutual Insurance Company had agreed to assume, and despite the liquidation of Atlantic Mutual Insurance Company and Centennial Insurance Company, the Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

On November 22, 2011, the Company entered into a Separation Agreement and General Release with Gary J. Morgan, the Company’s Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer.  The agreement stipulates that provided Mr. Morgan agrees to remain employed through April 30, 2012 and absent a termination of his employment by the Company for certain reasons the Company will provide him with certain specified benefits including severance pay totaling $236,640 payable over a twelve month period. Additionally, if Mr. Morgan is not re-employed under specified conditions at a minimum salary of $160,000 as of April 30, 2013, Mr. Morgan shall be paid $20,000 per month for three months, subject to three months additional payments if Mr. Morgan is not so re-employed as of July 31, 2013. Additionally, under certain circumstances the Company shall pay the COBRA premium for certain healthcare benefits during the time Mr. Morgan receives severance pay. The Company also agreed to accelerate the vesting of certain stock options and to extend the exercise date of Mr. Morgan’s stock options. The agreement also grants Mr. Morgan certain other specified rights and benefits.

Index
MET-PRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

NOTE 17:        SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended January 31, 2012 and 2011:

				Earnings	Earnings
		Gross		Per Share,	Per Share,
2012	Net Sales	Profit	Net Income	Basic	Diluted
First Quarter	$23,429,903	$8,058,205	$1,412,507	$.10	$.10
Second Quarter	23,089,343	8,136,981	1,490,234.10		.10
Third Quarter	25,245,131	9,334,848	2,081,886.14		.14
Fourth Quarter	28,397,015	9,838,973	2,149,074.15		.15

				Earnings	Earnings
		Gross		Per Share,	Per Share,
2011	Net Sales	Profit	Net Income	Basic	Diluted
First Quarter	$22,277,077	$7,981,539	$1,411,078	$.10	$.10
Second Quarter	21,436,886	7,843,152	1,552,730.11		.11
Third Quarter	21,384,674	7,795,036	1,419,199.10		.10
Fourth Quarter	23,766,789	8,658,373	1,756,125.12		.12

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of January 31, 2012.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.   Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

(c) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information:

None.

Index
PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2012 Annual Meeting of Shareholders.

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

The information required by this Item (except for the information set forth on page 7 of this Report with respect to Executive Officers of Registrant) is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2012 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Section 16(a) Beneficial Ownership Reporting Compliance

Neal E. Murphy joined the Company as a Vice President on February 7, 2012, and the Form 3 required to be filed in connection therewith was not filed until March 2, 2012.  There were no transactions or beneficial ownership to report on the Form 3.  The Company granted Mr. Murphy two sets of stock options on February 27, 2012 and the Form 4 to report these grants was not filed until March 2, 2012.

The Company granted Vincent J. Verdone certain stock options on February 27, 2012 and the Form 4 to report this grant was not filed until March 7, 2012.

Item 11.  Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2012 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Management Development Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

           The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2012 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Index
PART III

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2012 Annual Meeting of Shareholders, including the information set forth under the captions “Election of   Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Item 14.  Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2012 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements/Schedules:

	(1)	Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data that appears on page 29 of this report.

	(2)	Financial Statement Schedule – See “Schedule II – Valuation and Qualifying Accounts” below.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows:

Fiscal Year End	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
January 31, 2010	$166,830	$157,653	($120,464)	$204,019
January 31, 2011	204,019	368,983	(128,850)	444,152
January 31, 2012	444,152	56,654	(9,668)	491,138
(1) Includes amounts written-off as uncollectible, net of recoveries.

(3)	Exhibits, including those incorporated by reference:

Exhibit No.	Description

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

(10)(ch)
Amendment No. 1 to the Met-Pro Corporation 2008 Equity Incentive Plan in Respect of Performance-Based Compensation Under Code Section 162(m), incorporated by reference to the Company's definitive proxy statement for the 2011 Annual Meeting of Shareholders filed on April 11, 2011.*

(10)(ci)
Separation Agreement and General Release effective as of November 29, 2011 between Met-Pro Corporation and Gary J. Morgan, incorporated by reference to the Company's Current Report filed on Form 8-K filed on December 5, 2011.*

(10)(cj)	Form of Indemnification Agreement incorporated by reference to the Company's Current Report filed on Form 10-Q filed on December 8, 2011.*

(10)(ck)
Third (Qualification) Amendment to the Met-Pro Corporation Salaried Employee Stock Ownership Plan incorporated by reference to the Company's Current Report filed on Form 10-Q filed on December 8, 2011.*

(10)(cl)	Met-Pro Corporation Pension Restoration and Supplemental Executive Retirement Plan Trust Agreement incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 8, 2011.*

(10)(cm)
Met-Pro Corporation Non-Qualified Defined Contribution Supplemental Executive Retirement Plan Trust Agreement incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 8, 2011.*

(10)(cn)	Met-Pro Corporation Directors Retirement Plan Trust Agreement incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 8, 2011.*

(10)(co)	Reaffirmation of Discretionary Demand Line of Credit dated February 28, 2012, incorporated by reference to the Company's Current Report filed on Form 8-K filed on February 29, 2012.*

(11)	Statement Re-computation of Per Share Earnings. See page 33 of Item 8.

(21)	List of Subsidiaries of Registrant as of January 31, 2012:

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
subsidiary of Met-Pro Corporation

Met-Pro Product	Ontario, Canada	Met-Pro Product Recovery/Pollution
Recovery/Pollution Control		Control Technologies Inc.,
Technologies Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Index

Exhibit No.	Description

Corporate	Jurisdiction of	Name under which Business
Name	Incorporation	is Conducted

Pristine Water Solutions	Delaware	Pristine Water Solutions Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Met-Pro Industrial Services	Pennsylvania	Met-Pro Industrial Services Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Bio-Reaction Industries	Delaware	Bio-Reaction Industries Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.	China	a wholly-owned subsidiary of Met-Pro
(Hong Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary of
Met-Pro Corporation

Met-Pro Holdings LLC	Delaware	Met-Pro Holdings LLC, a wholly-owned
a wholly- owned subsidiary of
Met-Pro Corporation

Met-Pro Chile Limitada	Chile	Met-Pro Chile Limitada,
a wholly-owned subsidiary of
Met-Pro Corporation

(23)	Independent Registered Public Accounting Firm’s Consent **

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(101.INS)	XBRL Instance*

(101.SCH)	XBRL Taxonomy Extension Schema*

(101.CAL)	XBRL Taxonomy Extension Calculation*

(101.LAB)	XBRL Taxonomy Extension Labels*

(101.PRE)	XBRL Taxonomy Extension Presentation*

(101.DEF)	XBRL Taxonomy Extension Definition*

Index

Exhibit No.	Description

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

MET-PRO CORPORATION

March 22, 2012	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	March 22, 2012
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	March 22, 2012
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ George H. Glatfelter II	Director	March 22, 2012
George H. Glatfelter II

/s/ Michael J. Morris	Director	March 22, 2012
Michael J. Morris

/s/ Judith A. Spires	Director	March 22, 2012
Judith A. Spires

/s/ Stanley W. Silverman	Director	March 22, 2012
Stanley W. Silverman

/s/ Robin L. Wiessmann	Director	March 22, 2012
Robin L. Wiessmann