Form 10-K/A
period 2012-01-31
MET PRO CORP
filed 2012-03-26
CIK 65201

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of Met-Pro Corporation (the “Company”) for the fiscal year ended January 31, 2012, as originally filed on March 22, 2012 (“Original Filing”), is solely to correct the reports of the independent registered public accounting firm in the Original Filing to make reference to the fact that their opinion on the consolidated financial statements covers the financial statements and financial statement schedule for each of the years in the three-year period ended January 31, 2012 instead of for the years ended January 31, 2012 and 2011 as reflected in the Original Filing.

The only substantive changes made by this Form 10-K/A as compared with the Original Filing are to the reports of the independent registered public accounting firm, which are changed as described in the preceding paragraph.  These reports are contained in Item 8 of Part II of this Form 10-K/A, under the caption “Financial Statements and Supplementary Data”, and this Form 10-K/A contains the corrected reports of the independent registered public accounting firm.  This Form 10-K/A continues to speak as of the date of our original Form 10-K.  We have not updated the disclosures to read as of a later date or to reflect subsequent results, events or developments, and information in the original Form 10-K not affected by the foregoing is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Securities and Exchange Commission filings that we make subsequent to the March 22, 2012 filing of the original Form 10-K, including any amendments to those filings.

Pursuant to the applicable rules, Item 15 of Part IV has been updated to contain currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2012, the Company submitted to the New York Stock Exchange (the “NYSE”) the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE’s corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K/A for the fiscal year ended January 31, 2012, the Chief Executive Officer’s and Chief Financial Officer’s certifications regarding the quality of the Company’s public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows and the related financial statement schedule for each of the years in the three-year period ended January 31, 2012 of the Company, and our report dated March 22, 2012 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of January 31, 2012.

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

MET-PRO CORPORATION

March 26, 2012	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chairman, Chief Executive
Officer and President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chairman,	March 26, 2012
Raymond J. De Hont	Chief Executive Officer
and President

/s/ Gary J. Morgan	Senior Vice President-Finance,	March 26, 2012
Gary J. Morgan	Secretary, Treasurer,
Chief Financial Officer,
Chief Accounting Officer
and Director

/s/ George H. Glatfelter II	Director	March 26, 2012
George H. Glatfelter II

/s/ Michael J. Morris	Director	March 26, 2012
Michael J. Morris

/s/ Judith A. Spires	Director	March 26, 2012
Judith A. Spires

/s/ Stanley W. Silverman	Director	March 26, 2012
Stanley W. Silverman

/s/ Robin L. Wiessmann	Director	March 26, 2012
Robin L. Wiessmann