Form 10-Q
period 2012-04-30
MET PRO CORP
filed 2012-06-08
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2012

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

As of June 7, 2012 the Registrant had 14,678,628 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION AND SUBSIDIARIES

INDEX

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	April 30,	January 31,
ASSETS	2012	2012
Current assets	(unaudited)
Cash and cash equivalents	$33,718,966	$34,581,394
Short-term investments	1,019,315	764,061
Accounts receivable, net of allowance for
doubtful accounts of approximately
$452,000 and $491,000, respectively	15,273,701	17,373,121
Inventories	19,239,814	17,847,143
Prepaid expenses, deposits and other current assets	1,531,508	1,683,486
Deferred income taxes	186,742	186,329
Total current assets	70,970,046	72,435,534
Property, plant and equipment, net	19,368,319	19,322,436
Goodwill	20,798,913	20,798,913
Other assets	2,718,549	2,952,332
Total assets	$113,855,827	$115,509,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$366,232	$657,216
Accounts payable	6,658,848	7,684,739
Accrued salaries, wages and benefits	1,664,358	1,827,603
Other accrued expenses	2,701,824	2,357,929
Dividend payable	1,043,373	1,042,297
Customers’ advances	2,196,911	3,232,600
Total current liabilities	14,631,546	16,802,384
Long-term debt	2,575,564	2,687,971
Accrued pension retirement benefits	10,680,616	10,618,047
Other non-current liabilities	56,941	56,391
Deferred income taxes	1,322,781	1,522,451
Total liabilities	29,267,448	31,687,244

Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,250,051 shares were reacquired and held in
treasury at both dates	1,592,868	1,592,868
Additional paid-in capital	4,500,136	4,058,735
Retained earnings	96,444,203	96,228,764
Accumulated other comprehensive loss	(7,609,315)	(7,718,883)
Treasury shares, at cost	(10,339,513)	(10,339,513)
Total shareholders’ equity	84,588,379	83,821,971
Total liabilities and shareholders’ equity	$113,855,827	$115,509,215
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	April 30,
	2012	2011

Net sales	$25,207,061	$23,429,903
Cost of goods sold	16,256,535	15,371,698
Gross profit	8,950,526	8,058,205

Operating expenses
Selling	3,059,581	2,916,126
General and administrative	4,144,089	3,059,103
Total selling, general and administrative	7,203,670	5,975,229
Income from operations	1,746,856	2,082,976

Interest expense	(42,535)	(48,801)
Other income	45,925	105,986
Income before taxes	1,750,246	2,140,161

Provision for taxes	491,548	727,654
Net income	$1,258,698	$1,412,507
Earnings per share, basic	$.09	$.10

Earnings per share, diluted	$.09	$.10

Cash dividend per share – declared	$.071	$.066

Cash dividend per share – paid	$.071	$.066

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	April 30,
	2012	2011

Net income	$1,258,698	$1,412,507
Other comprehensive income, net of tax:
Foreign currency translation adjustment	93,485	468,020
Interest rate swap, net of tax of ($9,446) and $152, respectively	16,083	(259)
Other comprehensive income, net of tax	109,568	467,761
Total comprehensive income	$1,368,266	$1,880,268

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2012	$1,592,868	$4,058,735	$96,228,764	($7,718,883)	($10,339,513)	$83,821,971

Net income	-	-	1,258,698	-	-	1,258,698
Other comprehensive income, net of tax	-	-	-	109,568	-	109,568
Dividends	-	-	(1,043,259)	-	-	(1,043,259)
Stock-based compensation	-	441,401	-	-	-	441,401
Balances, April 30, 2012	$1,592,868	$4,500,136	$96,444,203	($7,609,315)	($10,339,513)	$84,588,379

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	($3,201,767)	($10,479,673)	$84,472,924

Net income	-	-	1,412,507	-	-	1,412,507
Other comprehensive income, net of tax	-	-	-	467,761	-	467,761
Dividends	-	-	(967,529)	-	-	(967,529)
Stock-based compensation	-	179,826	-	-	-	179,826
Stock option transactions	-	1,500	-	-	41,300	42,800
Purchase of 3,717 treasury shares	-	-	-	-	(42,800)	(42,800)
Balances, April 30, 2011	$1,592,868	$3,629,575	$93,558,225	($2,734,006)	($10,481,173)	$85,565,489

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 30,
	2012	2011
Cash flows from operating activities
Net income	$1,258,698	$1,412,507
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	487,599	481,932
Stock-based compensation	441,401	179,826
Deferred income taxes	(209,278)	(606)
Loss on sales of property and equipment, net	1,080	-
Allowance for doubtful accounts	(38,862)	19,215
Change in operating assets and liabilities:
Accounts receivable	2,171,197	(1,636,920)
Inventories	(1,361,633)	(388,008)
Prepaid expenses, deposits and other assets	123,755	(38,705)
Accounts payable and accrued expenses	(862,836)	687,771
Customers’ advances	(1,036,453)	(52,906)
Accrued pension retirement benefits	62,569	(2,776,476)
Other non-current liabilities	549	549
Net cash provided by (used in) operating activities	1,037,786	(2,111,821)
Cash flows from investing activities
Acquisitions of property and equipment	(474,884)	(235,679)
Purchase of investments	(763,264)	-
Proceeds from maturities of investments	756,073	-
Net cash used in investing activities	(482,075)	(235,679)
Cash flows from financing activities
Proceeds from new borrowings	-	407,731
Repayment of debt	(387,451)	(123,023)
Exercise of stock options	-	42,800
Payment of dividends	(1,042,183)	(967,445)
Purchase of treasury shares	-	(42,800)
Net cash used in financing activities	(1,429,634)	(682,737)
Effect of exchange rate changes on cash	11,495	(4,268)
Net decrease in cash and cash equivalents	(862,428)	(3,034,505)

Cash and cash equivalents at February 1	34,581,394	32,400,814
Cash and cash equivalents at April 30	$33,718,966	$29,366,309

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,436	$49,030
Cash paid for income taxes	370,703	228,584

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of Met-Pro Corporation (“Met-Pro” or the “Company”) and its direct and indirect wholly-owned subsidiaries: Mefiag B.V., Met-Pro Product Recovery/Pollution Control Technologies Inc., Strobic Air Corporation, MPC Inc., Pristine Water Solutions Inc., Mefiag (Guangzhou) Filter Systems Ltd., Met-Pro (Hong Kong) Company Limited, Met-Pro Industrial Services Inc., Bio-Reaction Industries Inc., Met-Pro Holdings LLC and Met-Pro Chile Limitada. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts disclosed in the financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of April 30, 2012 and the results of operations for the three-month periods ended April 30, 2012 and 2011, and changes in shareholders’ equity and cash flows for the three-month periods then ended have been included. The results of operations for the three-month period ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2012.  In addition, the January 31, 2012 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Recent Accounting Pronouncements:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update are the result of the work of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy in order to increase the comparability of disclosures between reporting entities applying U.S. GAAP and those applying IFRSs.  Additionally, the amendments expand the disclosures for fair value measurements categorized within Level 3 where a reporting entity will need to include the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The amendments in this update eliminate the current option to report other comprehensive income and its components in the statements of shareholders’ equity.  Instead, an entity will be required to present either a single continuous statement of net income and other comprehensive income or in two separate, but consecutive statements.  The amendments in this update are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011.  The new guidance became effective for the Company beginning February 1, 2012 and resulted in presentation changes only.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  The amendments in this update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative impairment testing is not required.  ASU No. 2011-08 is effective for annual and interim reporting periods beginning after December 15, 2011.  The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – FAIR VALUE DISCLOSURES

Cash and cash equivalents:

Cash and cash equivalents at April 30, 2012 and January 31, 2012 amounted to $33,718,966 and $34,581,394, respectively. The cash and cash equivalents balance at April 30, 2012 was comprised of the following: (i) cash amounting to $10,850,326 and (ii) cash equivalents consisting of money market funds amounting to $22,868,640.  The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests and places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At April 30, 2012, the Company’s cash and cash equivalents were held at 20 financial institutions.

Short-term investments:

Short-term investments at April 30, 2012 and January 31, 2012 amounted to $1,019,315 and $764,061, respectively.  The short-term investment balance at April 30, 2012 was comprised of four certificates of deposit with twelve month maturity dates. The short-term investment balance at January 31, 2012 was comprised of two certificates of deposit with nine month maturity dates and one certificate of deposit with a twelve month maturity date.  The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Long-term investments:

Long-term investments at April 30, 2012 and January 31, 2012 amounted to $246,473 and $494,537, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investment balance at April 30, 2012 was comprised of one certificate of deposit with a fifteen month maturity date.  The long-term investment balance at January 31, 2012 was comprised of two certificates of deposit with fourteen and fifteen month maturity dates.  The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Debt:

The estimated fair value and carrying amount of debt were as follows:

	April 30,	January 31,
	2012	2012
Fair value	$3,347,885	$3,747,061
Carrying amount	2,941,796	3,345,187

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

The following tables summarize the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets.

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	April 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$33,718,966	$33,718,966	$-	$-
Short-term investments	1,019,315	1,019,315	-	-
Long-term investments	246,473	246,473	-	-
Cash surrender value - life insurance policies	1,124,930	-	1,124,930	-
Interest rate swap agreement	(340,757)	-	(340,757)	-
	$35,768,927	$34,984,754	$784,173	$-

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

There were no transfers of assets or liabilities between Level 1 and Level 2 in the three-month period ended April 30, 2012 or the fiscal year ended January 31, 2012.

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

	Three Months Ended April 30,
	2012	2011
Numerator:
Net income	$1,258,698	$1,412,507
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,678,628	14,659,117
Dilutive effect of stock-based compensation plans	66,198	182,603
Weighted average common shares outstanding during the period for diluted computation	14,744,826	14,841,720

Earnings per share, basic	$.09	$.10
Earnings per share, diluted	$.09	$.10

For the three months ended April 30, 2012 and 2011, employee stock options to purchase 669,009 and 125,448 common shares respectively, were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options' exercises were greater than the market price of the Company's common shares during these periods.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

Stock options:

On April 2, 2012 and February 27, 2012, the Company issued 54,628 and 97,299, stock options, respectively, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.  The April 2012 and February 2012 awards were made to the Company’s senior executives.  In the event of a “change of control”, certain unvested options may become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to earlier termination under various conditions.  The fair value of options that we grant is amortized into compensation expense on a straight-line basis over their respective vesting period, net of estimated forfeitures. We estimate the fair value of options as of the grant date using the Black-Scholes option valuation model. The per share fair value weighted-averages at the date of grant for stock options granted in the month of April 2012 and February 2012, were $3.18 and $2.96,  respectively.

The following table summarizes stock option transactions for the three-month period ended April 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2012	1,223,292	$10.2437	5.52
Granted	151,924	10.0514
Forfeited	(2,201)	12.1800
Expired	(9,956)	5.5476
Exercised	-	-
Outstanding at April 30, 2012	1,363,059	$10.2534	5.58	$575,367

Exercisable at April 30, 2012	1,075,225	$10.1895	4.65	$546,962

The aggregate intrinsic value of options exercised during the three-month period ended April 30, 2011 was $14,775.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

In connection with the Separation Agreement between the Company and its former Chief Financial Officer, the Company agreed to accelerate the vesting date and extend the exercise date of certain stock options.  This was considered a stock option modification resulting in additional stock compensation expense of approximately $250,000, which was recorded in the three-month period ended April 30, 2012.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	April 30, 2012	January 31, 2012
Raw materials	$13,081,496	$12,673,210
Work in progress	3,453,168	2,808,747
Finished goods	2,705,150	2,365,186
	$19,239,814	$17,847,143

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – INCOME TAXES

The Company utilizes the expected annual effective tax rate in determining its income tax provisions for interim periods.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

As of the fiscal year ended January 31, 2012, the Company had an unrecognized tax benefit of $49,000 to account for state tax matters in the United States as a result of changes in tax positions with relevant tax authorities.  As of April 30, 2012, the Company filed returns with the relevant state tax authorities upon which the $49,000 unrecognized tax benefit was determined and has concluded that it did not have an unrecognized tax benefit as of April 30, 2012.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2012
Balance at February 1, 2012	$49,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(49,000)
Increases in tax positions for current year	-
Balance at April 30, 2012	$-

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2008.

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,397,170 which can be used for working capital, of which $1,250,155 has been committed to standby letters of credit as of April 30, 2012.  The standby letters of credit have expiration dates during the fiscal years ending January 31, 2013 and 2014 in the amounts of $1,239,155 and $11,000, respectively. Of the total lines of credit available, the foreign unsecured line of credit totals $397,170 (300,000 Euro).  As of April 30, 2012 and January 31, 2012 the Company had zero outstanding borrowings from its domestic line of credit.  The Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had outstanding borrowings of zero as of April 30, 2012 and $265,581, or 202,997 Euro, as of January 31, 2012.

The Company’s long-term debt is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  The Company was in compliance with all applicable covenants as of April 30, 2012.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of April 30, 2012, the effective interest rate was 6.79% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness.  There was no hedge ineffectiveness as of April 30, 2012.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $214,677 (net of tax) as of April 30, 2012 and a decrease in

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

equity of $230,760 (net of tax) as of January 31, 2012.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering eligible employees in the United States.  Effective December 31, 2006, the Company amended its defined benefit pension plans to freeze the accrual of future benefits for all its salaried and non-union hourly employees. Effective December 31, 2008, the Company amended its defined benefit pension plan to freeze the accrual of future benefits for union hourly employees.  The net periodic pension cost is based on estimated values provided by the Company’s independent actuary.

The following table provides the components of net periodic pension (income) cost:

	Three Months Ended April 30,
	2012	2011
Service cost	$56,035	$51,400
Interest cost	272,218	280,400
Expected return on plan assets	(304,822)	(350,500)
Recognized net actuarial loss	109,991	52,500
Net periodic pension cost	$133,422	$33,800

The Company elected to contribute $63,561 to its pension and defined contribution plans during the three-month period ended April 30, 2012.  The Company expects to make an additional contribution of $1,610,683 during the nine-month period ending January 31, 2013.

NOTE 9 – BUSINESS SEGMENT DATA

The Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that meet the criteria for aggregation.

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

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The financial segmentation information is presented in the following table:

	Three Months Ended April 30,
	2012	2011
Net sales
Product Recovery/Pollution Control Technologies	$10,500,840	$8,331,972
Fluid Handling Technologies	9,400,199	9,553,104
Mefiag Filtration Technologies	2,852,166	3,139,917
Filtration/Purification Technologies	2,453,856	2,404,910
	$25,207,061	$23,429,903

Income (loss) from operations
Product Recovery/Pollution Control Technologies	($443,062)	($480,285)
Fluid Handling Technologies	2,384,370	2,240,696
Mefiag Filtration Technologies	(72,088)	221,472
Filtration/Purification Technologies	(122,364)	101,093
	$1,746,856	$2,082,976

	April 30,	January 31,
	2012	2012
Identifiable assets
Product Recovery/Pollution Control Technologies	$34,977,794	$36,444,763
Fluid Handling Technologies	19,136,649	19,290,035
Mefiag Filtration Technologies	15,086,547	14,017,572
Filtration/Purification Technologies	8,985,779	8,368,652
	78,186,769	78,121,022
Corporate	35,669,058	37,388,193
	$113,855,827	$115,509,215

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – CONTINGENCIES AND COMMITTMENTS

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases.  The sum total of all payments through April 30, 2012 to settle cases involving asbestos-related claims was $675,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 134 cases pending against the Company as of April 30, 2012 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  Subsequent to January 31, 2012, twelve new cases were filed against the Company, and the Company was dismissed from thirteen cases and settled zero cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

NOTE 11 – ACCOUNTANTS’ 10-Q REVIEW

Marcum LLP, the Company’s independent registered public accountants, performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended April 30, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2012, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2012 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
June 8, 2012

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Statement Concerning Forward-Looking Statements:

Our prospects are subject to certain uncertainties and risk.  In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition, financial results or future performance, as discussed in Part I, “Item 1A. Risk Factors” and Part II, “Item 7. Forward-Looking Statements; Factors That May Affect Future Results” in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.  This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements may be identified by words describing our belief or expectation, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or “unusual,” or where we express that our view is based upon the “current status” of a given matter, or upon facts as we know them as of the date of the statement.  The content and/or context of other statements that we make may indicate that the statement is “forward-looking”.  We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for all forward-looking statements.

Results may differ materially from our current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, other one time events, other important factors disclosed previously and from time to time in the Company's other filings with the Securities and Exchange Commission.

Introduction:

The following discussion and analysis, should be read in conjunction with Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q,  in addition to Item 8 “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

Results of Operations:

The following table sets forth, for the three-month period indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Three Months Ended
	April 30,
	2012		2011

Net sales	100.0%		100.0%
Cost of goods sold	64.5%		65.6%
Gross profit	35.5%		34.4%

Selling expenses	12.1%		12.4%
General and administrative expenses	16.4%		13.1%
Income from operations	7.0%		8.9%

Interest expense	(0.2%	)	(0.2%	)
Other income, net	0.2%		0.4%
Income before taxes	7.0%		9.1%

Provision for taxes	2.0%		3.1%
Net income	5.0%		6.0%

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Three Months Ended April 30, 2012 vs. Three Months Ended April 30, 2011:

Net sales for the three-month period ended April 30, 2012 were $25,207,061 compared with $23,429,903 for the three-month period ended April 30, 2011, an increase of $1,777,158 or 7.6%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $10,500,840, or $2,168,868 higher than the $8,331,972 of sales for the three-month period ended April 30, 2011, an increase of 26.0%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was due to higher sales in our Met-Pro Environmental Air Solutions and Strobic Air business units, with the Met-Pro Environmental Air Solutions business unit contributing a higher percentage of the overall increase in sales of the reporting segment.

Sales in the Fluid Handling Technologies reporting segment totaled $9,400,199, or $152,905 lower than the $9,553,104 of sales for the three-month period ended April 30, 2011, a decrease of 1.6%.  Sales in the Fluid Handling Technologies reporting segment were slightly lower as compared with the same period last year due to slightly lower sales in our Global Pump Solutions business unit.  Based upon the current level of business activity,  the Company believes that the decrease sales in Global Pump Solutions business unit will recover.

Sales in the Mefiag Filtration Technologies reporting segment were $2,852,166, or $287,751 lower than the $3,139,917 of sales for the three-month period ended April 30, 2011, a decrease of 9.2%.  Sales in the Mefiag Filtration Technologies reporting segment were lower as compared with the same period last year due to decreased sales for our horizontal disc filter systems.  Based upon the current level of business activity, the Company believes that the decrease in sales for our horizontal disc filter systems will recover.

Sales in the Filtration/Purification Technologies segment were $2,453,856, or $48,946 higher than the $2,404,910 of sales for the three-month period ended April 30, 2011, an increase of 2.0%.  This increase was due primarily to increased sales for our Pristine Water Solutions products, partially offset by a decrease in sales of our Keystone Filter products.

The Company’s backlog of orders was $30,455,950 and $20,066,943 as of April 30, 2012 and 2011, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery of which the extent and duration may vary widely from period to period.  The Company has also observed a trend over the last several years wherein larger projects are more frequently booked and shipped in the same quarter in which the customer’s purchase order was received, due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that substantially all of the backlog that existed as of April 30, 2012 will be shipped during the current fiscal year.

The gross profit margin for the three-month period ended April 30, 2012 was 35.5% compared with 34.4% for the three-month period ended April 30, 2011.  The gross profit margin in our Product Recovery/Pollution Control Technologies and Fluid Handling Technologies reporting segments were higher as compared with the same period last year, partially offset by lower gross profit margins in our Mefiag Filtration Technologies reporting segment and Filtration/Purification Technologies segment as compared with the same period last year.

Income from operations for the three-month period ended April 30, 2012 was $1,746,856 compared with $2,082,976 for the three-month period ended April 30, 2011, a decrease of $336,120, or 16.1%.  The decrease in income from operations was primarily the result of one-time costs totaling approximately $695,000 in connection with the Company’s transition to a new Chief Financial Officer.

The loss from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $443,062, or $37,223 less than the loss of $480,285 for the three-month period ended April 30, 2011.  The decrease in the loss from operations in the Product Recovery/Pollution Control Technologies reporting segment was primarily related to the increase in sales of the business units within this reporting segment, partially offset by an increase in operating expenses.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,384,370, or $143,674 higher than the $2,240,696 for the three-month period ended April 30, 2011, an increase of 6.4%.  The increase in income from operations was due to higher gross profit margins in our Global Pump Solutions business unit, partially offset by a small decrease in sales.

Loss from operations in the Mefiag Filtration Technologies reporting segment totaled $72,088 compared with income from operations of $221,472 for the three-month period ended April 30, 2011, a decrease of $293,560.  The loss from operations in the Mefiag Filtration Technologies reporting segment resulted primarily from lower gross profit margins as well as a decrease in sales.

Loss from operations in the Filtration/Purification Technologies segment was $122,364 compared with income from operations of $101,093 for the three-month period ended April 30, 2011, a decrease of $223,457.  The loss from operations was related primarily to lower gross profit margins in our Pristine Water Solutions business unit that were due primarily to increases in material costs and competitive pricing pressures.

Net income for the three-month period ended April 30, 2012 was $1,258,698 compared with $1,412,507 for the three-month period ended April 30, 2011, a decrease of $153,809, or 10.9%.

Selling expense was $3,059,581 for the three-month period ended April 30, 2012, an increase of $143,455 compared with selling expense of $2,916,126 for last year’s first quarter.  The increase in selling expense was primarily due to increased advertising activities.  Selling expense as a percentage of net sales was 12.1% for the three-month period ended April 30, 2012, compared with 12.4% for the same period last year.

General and administrative expense was $4,144,089 for the three-month period ended April 30, 2012 compared with $3,059,103 for the same period last year, an increase of $1,084,986.  The increase in general and administrative expense was due primarily to: (i) costs of approximately $695,000 related to separation expenses, which included salary continuation, stock option modification and transition expenses, associated with the Company’s change in its Chief Financial Officer, as well as (ii) increased healthcare and pension expenses.  General and administrative expense as a percentage of net sales was 16.4% for the three-month period ended April 30, 2012, compared with 13.1% for the same period last year.

Interest expense was $42,535 for the three-month period ended April 30, 2012, compared with $48,801 for the same period in the prior year, a decrease of $6,266.  This decrease was due to the reduction of debt.

Other income was $45,925 for the three-month period ended April 30, 2012 compared with $105,986 for the same period in the prior year, a decrease of $60,061.  The decrease in other income related to lower gains on currency exchange as well as lower interest income earned on our cash balance.

The effective tax rates for the three-month periods ended April 30, 2012 and 2011 were 28.1% and 34.0%, respectively.  The effective tax rate of 28.1% for the three-month period ended April 30, 2012 was a result of a 35.0% tax rate, 1.0% higher compared with the same period last year due to the expiration of government sponsored tax credits, primarily the research and development tax credit.  This was off-set by a one-time benefit of 6.9% attributable to deductible stock compensation expense resulting from a change in the status of outstanding stock options.  The Company will continue to analyze its tax position in future periods, and could increase or decrease the effective tax rate.

Liquidity and Capital Resources:

The Company’s principal sources of liquidity are cash flows from operations, borrowings under existing lines of credit and access to credit markets.  The Company’s principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends and debt service.  Management expects that the Company’s current cash and cash equivalent balances, cash generated from operations and unused borrowing capacity will be sufficient to support the Company’s planned operating and capital requirements for the foreseeable future and at least the next twelve months.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

The Company’s cash and cash equivalents were $33,718,966 on April 30, 2012 compared with $34,581,394 on January 31, 2012, a decrease of $862,428.  The decrease in the Company’s cash and cash equivalents is primarily the net result of quarterly cash dividend payments amounting to $1,042,183, investment in property and equipment of $474,884 and payments on debt totaling $387,451, offset by cash provided by operating activities amounting to $1,037,786.  The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Cash flows provided by operating activities during the three-month period ended April 30, 2012 amounted to $1,037,786 compared with cash used in operating activities of $2,111,821 in the three-month period ended April 30, 2011, an increase of $3,149,607.  The increase in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a positive change in accounts receivable of $2,171,197 compared with a negative change in accounts receivable of $1,636,920 for the same period last year, or a period-to-period cash inflow of $3,808,117, (ii) an increase in accrued pension retirement benefits of $62,569 compared with a decrease in accrued pension retirement benefits of $2,776,476 for the same period last year, or a period-to-period cash inflow of $2,839,045 and (iii) a positive change in prepaid expenses, deposits and other assets of $123,755 compared with a negative change in prepaid expenses, deposits and other assets of $38,705 for the same period last year, or a period-to-period cash inflow of $162,460.  The previously listed cash inflows were partially offset by (i) a decrease in accounts payable and accrued expenses of $862,836 compared with an increase in accounts payable and accrued expenses of $687,771 for the same period last year, or a period-to-period cash outflow of $1,550,607, (ii) a decrease in customers’ advances of $1,036,453 compared with a decrease in customers’ advances of $52,906 for the same period last year, or a period-to-period cash outflow of $983,547 and (iii) an increase in inventory of $1,361,633 compared with an increase in inventory of $388,008 for the same period last year, or a period-to-period cash outflow of $973,625.

Cash flows used in investing activities during the three-month period ended April 30, 2012 amounted to $482,075 compared with cash flows used in investing activities of $235,679 for the three-month period ended April 30, 2011, an increase of $246,396.  The increase in cash outflow from investing activities was due primarily to the acquisition of equipment to be used in normal operations.

Financing activities during the three-month period ended April 30, 2012 utilized $1,429,634 of available resources, compared with $682,737 utilized during the three-month period ended April 30, 2011, an increase of $746,897.  The increase in cash used in financing activities is due primarily to the payment by our Mefiag B.V. subsidiary of amounts advanced under its line of credit, as well as from the increase by the Company in its dividend payment.

The Company and its subsidiaries also have access to $4,397,170 of uncommitted, unsecured domestic and foreign lines of credit, subject to terms thereof, of which $1,250,115 has been committed for standby letters of credit.  The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At April 30, 2012, we were in compliance with both financial covenants.

The Board of Directors declared quarterly dividends of $0.071 per share payable on March 16, 2012 and June 15, 2012 to shareholders of record at the close of business on March 2, 2012 and June 1, 2012, respectively.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Critical Accounting Policies and Estimates:

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition:

The Company recognizes a majority of its revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  Revenue from contracts related to the Company’s subsidiary Bio-Reaction Industries Inc., representing the minority of revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date, compared with the estimated total contract costs for each contract.  This method is used because management considers contract costs to be the best available measure of progress on these contracts related to Bio-Reaction Industries Inc.

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

Goodwill:

The Company assesses the qualitative and quantitative factors which could affect the fair value of goodwill carried in its reporting units on an annual basis or more frequently when an indicator of impairment exists.  Quantitative impairment testing involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which comprise our operating segments.  In calculating the fair value of the reporting units using the present value of estimated future cash flows method, we rely on a number of assumptions including sales and related gross margin projections, operating margins, anticipated working capital requirements and market rate of returns used in discounting projected cash flows.  These assumptions are based upon market and industry forecasts, our business plans and historical data.  Inherent uncertainties exist in determining and applying such factors.  The discount rate used in the projection of fair value represents a weighted average cost of capital available to the Company.

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

Index
MET-PRO CORPORATION AND SUBSIDIARIES

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

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 13 of the January 31, 2012 consolidated financial statements included in Form 10-K/A and include, among others, the discount rate and the expected long-term rate of return on plan assets.  In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2012.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 for additional information.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of April 30, 2012.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

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
Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases.  The sum total of all payments through April 30, 2012 to settle cases involving asbestos-related claims was $675,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 134 cases pending against the Company as of April 30, 2012 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  Subsequent to January 31, 2012, twelve new cases were filed against the Company, and the Company was dismissed from thirteen cases and settled zero cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 31, 2012 as filed with the Securities and Exchange Commission which could materially affect our business, financial condition, financial results or future performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the three months ended April 30, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its common shares for the three months ended April 30, 2012:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-29, 2012	-	$ -	-	170,496
March 1-31, 2012	-	-	-	170,496
April 1-30, 2012	-	-	-	170,496
Total	-	$ -	-	170,496

(1)
On November 3, 2008, our Board of Directors authorized a common share repurchase program that was publicly announced on November 5, 2008, for up to 300,000 shares.  The program has no fixed expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

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
MET-PRO CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Met-Pro Corporation
(Registrant)

June 8, 2012	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President
(Duly Authorized Officer and Principal Executive Officer)

June 8, 2012	/s/ Neal E. Murphy
Neal E. Murphy
Vice President-Finance,
Chief Financial Officer, Secretary and Treasurer
(Duly Authorized Officer and Principal Financial Officer)