Form 10-Q
period 2012-07-31
MET PRO CORP
filed 2012-09-06
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2012

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

As of September 6, 2012 the Registrant had 14,687,013 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION AND SUBSIDIARIES

INDEX

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	July 31,	January 31,
ASSETS	2012	2012
Current assets	(unaudited)
Cash and cash equivalents	$31,173,910	$34,581,394
Short-term investments	1,022,266	764,061
Accounts receivable, net of allowance for
doubtful accounts of approximately
$393,000 and $491,000, respectively	17,782,160	17,373,121
Inventories	17,927,911	17,847,143
Prepaid expenses, deposits and other current assets	2,122,429	1,683,486
Deferred income taxes	186,111	186,329
Total current assets	70,214,787	72,435,534

Property, plant and equipment, net	18,905,209	19,322,436
Goodwill	20,798,913	20,798,913
Other assets	2,859,678	2,952,332
Total assets	$112,778,587	$115,509,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$569,963	$657,216
Accounts payable	7,371,543	7,684,739
Accrued salaries, wages and benefits	1,799,692	1,827,603
Other accrued expenses	2,625,231	2,357,929
Dividend payable	1,043,876	1,042,297
Customers’ advances	1,441,639	3,232,600
Total current liabilities	14,851,944	16,802,384

Long-term debt	2,477,041	2,687,971
Accrued pension retirement benefits	9,196,595	10,618,047
Other non-current liabilities	57,489	56,391
Deferred income taxes	1,314,255	1,522,451
Total liabilities	27,897,324	31,687,244

Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,241,666 and 1,250,051 shares were reacquired and held in
treasury	1,592,868	1,592,868
Additional paid-in capital	4,582,952	4,058,735
Retained earnings	97,020,326	96,228,764
Accumulated other comprehensive loss	(8,044,714)	(7,718,883)
Treasury shares, at cost	(10,270,169)	(10,339,513)
Total shareholders’ equity	84,881,263	83,821,971
Total liabilities and shareholders’ equity	$112,778,587	$115,509,215
See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Net sales	$53,204,303	$46,519,246	$27,997,242	$23,089,343
Cost of goods sold	35,555,673	30,324,060	19,299,138	14,952,362
Gross profit	17,648,630	16,195,186	8,698,104	8,136,981

Operating expenses
Selling	6,088,953	5,840,188	3,029,372	2,924,062
General and administrative	7,392,680	6,049,529	3,248,591	2,990,426
Total selling, general and administrative	13,481,633	11,889,717	6,277,963	5,914,488
Income from operations	4,166,997	4,305,469	2,420,141	2,222,493

Interest expense	(84,398)	(98,709)	(41,863)	(49,908)
Other income	95,672	191,330	49,747	85,344
Income before taxes	4,178,271	4,398,090	2,428,025	2,257,929

Provision for taxes	1,299,574	1,495,349	808,026	767,695
Net income	$2,878,697	$2,902,741	$1,619,999	$1,490,234
Earnings per share, basic	$.20	$.20	$.11	$.10

Earnings per share, diluted	$.20	$.20	$.11	$.10

Cash dividend per share – declared	$.142	$.132	$.071	$.066

Cash dividend per share – paid	$.142	$.132	$.071	$.066

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Net income	$2,878,697	$2,902,741	$1,619,999	$1,490,234
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(331,576)	346,920	(425,061)	(121,100)
Interest rate swap, net of tax of ($3,374), $16,287, $6,072 and $16,135, respectively	5,745	(27,733)	(10,338)	(27,474)
Other comprehensive (loss) income, net of tax	(325,831)	319,187	(435,399)	(148,574)
Total comprehensive income	$2,552,866	$3,221,928	$1,184,600	$1,341,660

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	(Loss)	Shares	Total
Balances, January 31, 2012	$1,592,868	$4,058,735	$96,228,764	($7,718,883)	($10,339,513)	$83,821,971

Net income	-	-	2,878,697	-	-	2,878,697
Other comprehensive (loss), net of tax	-	-	-	(325,831)	-	(325,831)
Dividends	-	-	(2,087,135)	-	-	(2,087,135)
Stock-based compensation	-	593,561	-	-	-	593,561
RSU transactions	-	(69,344)	-	-	69,344	-
Balances, July 31, 2012	$1,592,868	$4,582,952	$97,020,326	($8,044,714)	($10,270,169)	$84,881,263

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	(Loss) Income	Shares	Total
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	($3,201,767)	($10,479,673)	$84,472,924

Net income	-	-	2,902,741	-	-	2,902,741
Other comprehensive income, net of tax	-	-	-	319,187	-	319,187
Dividends	-	-	(1,935,059)	-	-	(1,935,059)
Stock-based compensation	-	359,652	-	-	-	359,652
Stock option transactions	-	1,500	-	-	41,300	42,800
Purchase of 3,717 treasury shares	-	-	-	-	(42,800)	(42,800)
Balances, July 31, 2011	$1,592,868	$3,809,401	$94,080,929	($2,882,580)	($10,481,173)	$86,119,445

See accompanying notes to consolidated financial statements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 31,
	2012	2011
Cash flows from operating activities
Net income	$2,878,697	$2,902,741
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	989,865	955,777
Stock-based compensation	593,561	359,652
Deferred income taxes	(209,897)	(1,212)
Loss/(gain) on sales of property and equipment, net	1,080	(27,496)
Allowance for doubtful accounts	(98,479)	57,456
Change in operating assets and liabilities:
Accounts receivable	(425,173)	(1,357,446)
Inventories	(219,103)	(1,379,911)
Prepaid expenses, deposits and other assets	(695,430)	(162,928)
Accounts payable and accrued expenses	(2,972)	1,650,817
Customers’ advances	(1,788,386)	372,567
Accrued pension retirement benefits	(1,421,452)	(2,751,787)
Other non-current liabilities	1,098	1,098
Net cash (used in) provided by operating activities	(396,591)	619,328
Cash flows from investing activities
Proceeds from sale of property and equipment	-	33,990
Acquisitions of property and equipment	(678,364)	(918,049)
Purchase of investments	(1,022,266)	(1,010,534)
Proceeds from maturities of investments	1,012,123	497,155
Net cash used in investing activities	(688,507)	(1,397,438)
Cash flows from financing activities
Proceeds from new borrowings	223,454	407,759
Reduction of debt	(470,326)	(385,819)
Exercise of stock options	-	42,800
Payment of dividends	(2,085,556)	(1,934,975)
Purchase of treasury shares	-	(42,800)
Net cash used in financing activities	(2,332,428)	(1,913,035)
Effect of exchange rate changes on cash	10,042	11,572
Net decrease in cash and cash equivalents	(3,407,484)	(2,679,573)

Cash and cash equivalents at February 1	34,581,394	32,400,814
Cash and cash equivalents at July 31	$31,173,910	$29,721,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,534	$99,046
Cash paid for income taxes	1,311,076	1,074,259

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of July 31, 2012 and the results of operations for the six-month and three-month periods ended July 31, 2012 and 2011, and changes in shareholders’ equity and cash flows for the six-month periods then ended, have been included. The results of operations for the six-month and three-month periods ended July 31, 2012 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2012.  In addition, the January 31, 2012 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Recent Accounting Pronouncements:

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. This amended standard permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – FAIR VALUE DISCLOSURES

Cash and cash equivalents:

Cash and cash equivalents at July 31, 2012 and January 31, 2012 amounted to $31,173,910 and $34,581,394, respectively. The cash and cash equivalents balance at July 31, 2012 was comprised of the following: (i) cash amounting to $8,255,107 and (ii) cash equivalents consisting of money market funds amounting to $22,918,803.  The Company places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At July 31, 2012, the Company’s cash and cash equivalents were held at 20 financial institutions.

Short-term investments:

Short-term investments at July 31, 2012 and January 31, 2012 amounted to $1,022,266 and $764,061, respectively.  The short-term investment balance at July 31, 2012 was comprised of four certificates of deposit with twelve month maturity dates. The short-term investment balance at January 31, 2012 was comprised of two certificates of deposit with nine month maturity dates and one certificate of deposit with a twelve month maturity date.

Long-term investments:

Long-term investments at July 31, 2012 and January 31, 2012 amounted to $246,473 and $494,537, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investment balance at July 31, 2012 was comprised of one certificate of deposit with a 15 month maturity date.  The long-term investment balance at January 31, 2012 was comprised of two certificates of deposit with fourteen and fifteen month maturity dates.

The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.  The Company’s financial instruments are not held for trading purposes.

Debt:

The estimated fair value and carrying amount of debt were as follows:

	July 31,	January 31,
	2012	2012
Fair value	$3,443,543	$3,747,061
Carrying amount	3,047,004	3,345,187

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

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets.

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	July 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$31,173,910	$31,173,910	$-	$-
Short-term investments	1,022,266	1,022,266	-	-
Long-term investments	246,473	246,473	-	-
Cash surrender value - life insurance policies	1,147,287	-	1,147,287	-
Interest rate swap agreement	(357,167)	-	(357,167)	-
	$33,232,769	$32,442,649	$790,120	$-

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,581,394	$34,581,394	$-	$-
Short-term investments	764,061	764,061	-	-
Long-term investments	494,537	494,537	-	-
Cash surrender value - life insurance policies	1,089,989	-	1,089,989	-
Interest rate swap agreement	(366,286)	-	(366,286)	-
	$36,563,695	$35,839,992	$723,703	$-

There were no transfers of assets or liabilities between Level 1 and Level 2 in the six-month period ended July 31, 2012 or the fiscal year ended January 31, 2012.

The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  The Company’s cash surrender value of life insurance policies (which are reported in other assets on the consolidated balance sheets) and the interest rate swap agreement are valued using Level 2 measurements.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3 – EARNINGS PER SHARE COMPUTATIONS

Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee and non-employee director stock options and awards of restricted stock units are included in the computation of diluted earnings per share. The dilutive effect of stock options is calculated using the treasury stock method and expected proceeds upon exercise of the stock options. The following table summarizes the shares used in computing basic and diluted net income per common share:

	Six Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011
Numerator:
Net income	$2,878,697	$2,902,741	$1,619,999	$1,490,234
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,681,423	14,659,331	14,679,746	14,659,281
Dilutive effect of stock-based compensation plans	54,730	165,349	59,802	173,958
Weighted average common shares outstanding during the period for diluted computation	14,736,153	14,824,680	14,739,548	14,833,239

Earnings per share, basic	$.20	$.20	$.11	$.10
Earnings per share, diluted	$.20	$.20	$.11	$.10

For the six and three months ended July 31, 2012, employee and non-employee director stock options to purchase 1,098,849 common shares, were excluded from the calculations of diluted earnings per share, as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares at July 31, 2012.  For the six and three months ended July 31, 2011, employee and non-employee director stock options to purchase 616,585 common shares were excluded from the calculations of diluted earnings per share, as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares at July 31, 2011.

NOTE 4 – STOCK-BASED COMPENSATION

The Company grants equity awards to its senior executives and non-employee Directors.  Historically, this has consisted of stock option awards.  In December 2010, the Company’s Board of Directors approved a change in practice to begin awarding non-employee Directors restricted stock units (“RSUs”).

Stock options:

On June 6, 2012, April 2, 2012, and February 27, 2012, the Company granted 3,300, 54,625, and 97,299 stock options, respectively, to its senior executives, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.   In the event of a “change of control”, certain unvested options may become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to early termination conditions.  The fair value of options granted is amortized into compensation expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The fair value of the options is estimated as of the grant date using the Black-Scholes option valuation model.  The per share fair value weighted-averages at the date of grant for stock options granted in the months of June 2012, April 2012 and February 2012, were $2.91, $3.18 and $2.96, respectively.  As of July 31, 2012, there was $388,291 of total unrecognized compensation expense related to non-vested stock option awards.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Six Months Ended
	July 31,
	2012	2011
Expected term (years)	5.0	-
Risk-free interest rate	0.88%	-
Expected volatility	44%	-
Dividend yield	2.88% - 2.93%	-

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

The following table summarizes stock option transactions for the six-month period ended July 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2012	1,223,292	$10.2437	5.52
Granted	155,224	10.0439
Forfeited	(3,301)	12.1800
Expired	(9,956)	5.5476
Exercised	-	-
Outstanding at July 31, 2012	1,365,259	$10.2506	5.34	$227,781

Exercisable at July 31, 2012	1,074,125	$10.1874	4.40	$227,781

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

Restricted Stock Units:

On June 6, 2012 and December 16, 2011, the Company awarded an aggregate of 15,465 RSUs and 8,385 RSUs, respectively, to its five non-employee Directors.  Each RSU entitles the grantee to receive, from the Company, one common share at the vesting date in accordance with the terms of the award agreement.  All of the awards granted on December 16, 2011 were issued upon vesting at the Annual Meeting of Shareholders on June 6, 2012.  The awards granted on the date of the 2012 Annual Meeting of Shareholders on June 6, 2012 are scheduled to vest at the 2013 Annual Meeting of Shareholders.  The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the Board of Directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on June 6, 2012 was $9.70 (which is the average of the high and low price of the Company’s

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

common shares on the NYSE that day).  As of July 31, 2012 there was a total of $125,008 of unrecognized compensation expense related to the non-vested RSU awards.

The following table summarizes RSU transactions for the six months ended July 31, 2012:

Units
Non-vested at February 1, 2012	8,385
Granted	15,465
Vested	(8,385)
Forfeited	-
Non-vested at July 31, 2012	15,465

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	July 31, 2012	January 31, 2012
Raw materials	$12,512,078	$12,673,210
Work in progress	2,429,963	2,808,747
Finished goods	2,985,870	2,365,186
	$17,927,911	$17,847,143

NOTE 6 – INCOME TAXES

The Company utilizes the expected annual effective tax rate in determining its income tax provisions for interim periods.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

As of the fiscal year ended January 31, 2012, the Company had an unrecognized tax benefit of $49,000 to account for state tax matters in the United States as a result of changes in tax positions with relevant tax authorities.  As of April 30, 2012, the Company filed returns with the relevant state tax authorities upon which the $49,000 unrecognized tax benefit was determined, and has concluded that it did not have an unrecognized tax benefit as of April 30, 2012.  The Company has determined that there have been no additional changes in its tax positions in the three-months ended July 31, 2012.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

2012
Balance at February 1, 2012	$49,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(49,000)
Increases in tax positions for current year	-
Balance at July 31, 2012	$-

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

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,369,210 which can be used for working capital, of which $2,915,641 has been committed to standby letters of credit as of July 31, 2012.  The standby letters of credit have expiration dates during the fiscal years ending January 31, 2013 and 2014 in the amounts of $2,314,685 and $600,596, respectively.  Of the total lines of credit available, the foreign unsecured line of credit totals $369,120 (300,000 Euro).  As of July 31, 2012 and January 31, 2012 the Company had zero outstanding borrowings from its domestic line of credit other than the amounts committed to standby letters of credit.  The Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had outstanding borrowings of $213,081 or 173,180 Euro as of July 31, 2012 and $265,581, or 202,997 Euro, as of January 31, 2012.

The Company’s long-term debt is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  The Company was in compliance with all applicable covenants as of July 31, 2012.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of July 31, 2012, the effective interest rate was 6.90% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness.  There was no hedge ineffectiveness as of July 31, 2012.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $225,015 (net of tax) as of July 31, 2012 and a decrease in equity of $230,760 (net of tax) as of January 31, 2012.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

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

The following table provides the components of net periodic pension (income) cost:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Service cost	$112,070	$102,842	$56,035	$51,442
Interest cost	544,436	560,764	272,218	280,364
Expected return on plan assets	(609,644)	(700,981)	(304,822)	(350,481)
Recognized net actuarial loss	219,982	104,943	109,991	52,443
Net periodic benefit cost	$266,844	$67,568	$133,422	$33,768

The Company elected to contribute $1,627,122 to its pension and defined contribution plans during the six-month period ended July 31, 2012.  The Company expects to make an additional contribution of $47,122 during the six-month period ending January 31, 2013.  The Company contributed $2,951,289 to its pension and defined benefit plans during the six-month period ended July 31, 2011.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company expects, based upon the current financial performance of its business units, that the current segment reporting will be presented in periods in the foreseeable future using the three reportable segments and the one other segment.

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

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments based upon a percentage of sales.

The financial segmentation information is presented in the following table:

	Six Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Net sales
Product Recovery/Pollution Control Technologies	$23,694,236	$17,957,870	$13,193,396	$9,625,898
Fluid Handling Technologies	17,715,506	16,960,255	8,315,307	7,407,151
Mefiag Filtration Technologies	6,375,331	6,344,301	3,523,165	3,204,384
Filtration/Purification Technologies	5,419,230	5,256,820	2,965,374	2,851,910
	$53,204,303	$46,519,246	$27,997,242	$23,089,343

Income (loss) from operations
Product Recovery/Pollution Control Technologies	($912,229)	($529,328)	($469,167)	($49,043)
Fluid Handling Technologies	4,747,658	4,142,399	2,363,288	1,901,703
Mefiag Filtration Technologies	295,813	390,550	367,901	169,078
Filtration/Purification Technologies	35,755	301,848	158,119	200,755
	$4,166,997	$4,305,469	$2,420,141	$2,222,493

	July 31,	January 31,
	2012	2012
Identifiable assets
Product Recovery/Pollution Control Technologies	$37,284,193	$36,444,763
Fluid Handling Technologies	18,815,811	19,290,035
Mefiag Filtration Technologies	14,916,983	14,017,572
Filtration/Purification Technologies	8,419,428	8,368,652
	79,436,415	78,121,022
Corporate	33,342,172	37,388,193
	$112,778,587	$115,509,215

Index
MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – CONTINGENCIES AND COMMITTMENTS

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases.  The sum total of all payments through July 31, 2012 to settle cases involving asbestos-related claims was $695,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 143 cases pending against the Company as of July 31, 2012 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  Subsequent to January 31, 2012, 25 new cases were filed against the Company, and the Company was dismissed from 15 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of July 31, 2012, and the related consolidated statements of income and comprehensive income for the six-month and three-month periods ended July 31, 2012 and 2011, and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended July 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.

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
September 6, 2012

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

Results may differ materially from our current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, other one-time events, other important factors disclosed previously and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Introduction:

The following discussion and analysis should be read in conjunction with Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, in addition to Item 8 “Financial Statements and Supplementary Data” in  the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

Results of Operations:

The following table sets forth, for the six and three-month periods indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Six Months Ended				Three Months Ended
	July 31,				July 31,
	2012		2011		2012		2011

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	66.8%		65.2%		68.9%		64.8%
Gross profit	33.2%		34.8%		31.1%		35.2%

Selling expenses	11.5%		12.6%		10.8%		12.7%
General and administrative expenses	13.9%		13.0%		11.6%		12.9%
Total selling, general and administrative expenses	25.4%		25.6%		22.4%		25.6%

Income from operations	7.8%		9.2%		8.7%		9.6%

Interest expense	(0.2%	)	(0.2%	)	(0.2%	)	(0.2%	)
Other income	0.2%		0.4%		0.2%		0.4%
Income before taxes	7.8%		9.4%		8.7%		9.8%

Provision for taxes	2.4%		3.2%		2.9%		3.3%
Net income	5.4%		6.2%		5.8%		6.5%

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Six Months Ended July 31, 2012 vs. Six Months Ended July 31, 2011:

Net sales for the six-month period ended July 31, 2012 were $53,204,303 compared with $46,519,246 for the six-month period ended July 31, 2011, an increase of $6,685,057 or 14.4%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $23,694,236, or $5,736,366 higher than the $17,957,870 of sales for the six-month period ended July 31, 2011, an increase of 31.9%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was driven by higher sales in both the Met-Pro Environmental Air Solutions and Strobic Air business units, with the Met-Pro Environmental Air Solutions business unit contributing a higher percentage of the overall sales increase of the reporting segment, in part due to sales of the Bio-Reaction product line which was acquired in October 2010.

Sales in the Fluid Handling Technologies reporting segment totaled $17,715,506, or $755,251 higher than the $16,960,255 of sales for the six-month period ended July 31, 2011, an increase of 4.5%.  Sales in the Fluid Handling Technologies reporting segment were higher as compared with the same period last year due to higher sales in the Met-Pro Global Pump Solutions business unit.

Sales in the Mefiag Filtration Technologies reporting segment were $6,375,331, or $31,030 higher than the $6,344,301 of sales for the six-month period ended July 31, 2011, or essentially flat, which is consistent with the trends in the industrial markets serviced by this reporting segment, which are primarily the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $5,419,230, or $162,410 higher than the $5,256,820 of sales for the six-month period ended July 31, 2011, an increase of 3.1%.  This increase was due primarily to increased sales in both the Keystone Filter and Pristine Water Solutions business units.

The Company’s backlog of orders totaled $33,871,352 and $26,346,245 as of July 31, 2012 and 2011, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery, the extent and duration of which may vary widely from period to period.  The Company has also observed a trend over the last several years wherein larger projects are more frequently booked and shipped in the same quarter in which we received the customer’s purchase order, due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that a majority of the backlog that existed as of July 31, 2012 will be shipped during the current fiscal year.

The gross profit margin for the six-month periods ended July 31, 2012 and July 31, 2011 was 33.2% and 34.8%, respectively.  This was primarily attributable to the Product Recovery/Pollution Control Technologies reporting segment, as well as the Filtration/Purification Technologies segment, both of which had lower gross profit margins than the same period of last year, which offset the gross profit margin improvement the Fluid Handling Technologies reporting segment experienced over the same period last year.

Income from operations for the six-month period ended July 31, 2012 was $4,166,997 compared with $4,305,469 for the six-month period ended July 31, 2011, a decrease of $138,472 or 3.2%. The loss from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $912,229, or $382,901 more than the loss of $529,328 for the six-month period ended July 31, 2011.  The increase in the loss from operations in this segment was primarily related to the following: (i) three large contracts in the Met-Pro Environmental Air Solutions business unit which, although contributing $2.7 million in revenue, were at essentially an aggregate breakeven gross profit, due to lower than normal contract pricing and cost overruns  and (ii) a higher proportion of general corporate expenses which are allocated to the segments based on revenues.  These adverse factors more than offset the higher gross margin in the Strobic Air business unit, as well as the benefit during the period of not having severance expense of approximately $300,000 which was incurred in the six-month period ended July 31, 2011.

Income from operations in the Fluid Handling Technologies reporting segment totaled $4,747,658, or $605,259 higher than the income of $4,142,399 for the six-month period ended July 31, 2011, an increase of 14.6%.  The increase in

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

income from operations in this reporting segment was principally related to the increase in sales, as well as higher gross margins in the Met-Pro Global Pump Solutions business unit.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $295,813, or $94,737 lower than the income of $390,550 for the six-month period ended July 31, 2011, a decrease of 24.3%.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment resulted from slightly lower gross margins.

Income from operations in the Filtration/Purification Technologies segment was $35,755 or $266,093 lower than the income of $301,848 for the six-month period ended July 31, 2011, a decrease of 88.2%.  The decrease in income from operations in the Filtration/Purification Technologies segment was related primarily to lower gross profit margins in the Pristine Water Solutions business unit, attributable to increases in material costs and competitive pricing pressures in the municipal market.

Net income for the six-month period ended July 31, 2012 was $2,878,697 compared with $2,902,741 for the six-month period ended July 31, 2011, a decrease of $24,044, or 0.8%.

Selling expense was $6,088,953 for the six-month period ended July 31, 2012, an increase of $248,765 compared with $5,840,188 for the same period last year.  This increase was primarily due to increased advertising activities.  Selling expense as a percentage of net sales was 11.5% for the six-month period ended July 31, 2012 compared with 12.6% for the same period last year.

General and administrative expense was $7,392,680 for the six-month period ended July 31, 2012 compared with $6,049,529 for the same period last year, an increase of $1,343,151.  This increase was due primarily to: (i) costs of approximately $695,000 related to separation expenses, which included salary continuation, stock option modification and transition expenses, associated with the Company’s change in its Chief Financial Officer, which was recorded in the first fiscal quarter ended April 30, 2012, as well as (ii) increased healthcare and pension expenses.  These expenses more than offset the $300,000 of severance expense that the Company incurred during the six months ended July 31, 2011 as a result of the Company offering an enhanced voluntary employee retirement program for employees within the Product Recovery/Pollution Control Technologies reporting segment.  General and administrative expense as a percentage of net sales was 13.9% for the six-month period ended July 31, 2012, compared with 13.0% for the same period last year.

Interest expense was $84,398 for the six-month period ended July 31, 2012, compared with $98,709 for the same period in the prior year, a decrease of $14,311.  This slight decrease was due principally to reduction of indebtedness.

Other income was $95,672 for the six-month period ended July 31, 2012 compared with $191,330 for the same period in the prior year, a decrease of $95,658.  This decrease is primarily attributable to a reduction in foreign currency gains in the current year.

The effective tax rate for the six-month period ended July 31, 2012 was 31.1%, compared to 34.0% in the comparable period of the prior year.  The reduction in the effective rate on a year-over-year basis was primarily the result of a one-time benefit recorded in the three-months ended April 30, 2012, that is attributable to deductible stock compensation expense resulting from a change in the status of outstanding stock options.  The Company’s analysis of its current tax position led to using a 34.0% rate for fiscal year 2013, before recognition of the aforementioned benefit.  The Company will continue to analyze its tax position in future quarters, and could increase or decrease the effective tax rate, depending upon the analysis at that time.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Three Months Ended July 31, 2012 vs. Three Months Ended July 31, 2011:

Net sales for the three-month period ended July 31, 2012 were $27,997,242 compared with $23,089,343 for the three-month period ended July 31, 2011, an increase of $4,907,899 or 21.3%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $13,193,396, or $3,567,498 higher than the $9,625,898 of sales for the three-month period ended July 31, 2011, an increase of 37.1%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was driven by higher sales in the both the Met-Pro Environmental Air Solutions and Strobic Air business units, with the Met-Pro Environmental Air Solutions business unit contributing a higher percentage of the overall sales increase of the reporting segment, in part due to sales of the Bio-Reaction product line which was acquired in October 2010.

Sales in the Fluid Handling Technologies reporting segment totaled $8,315,307, or $908,156 higher than the $7,407,151 of sales for the three-month period ended July 31, 2011, an increase of 12.3%.  Sales in the Fluid Handling Technologies reporting segment were higher as compared with the same period last year due to higher sales in the Met-Pro Global Pump Solutions business unit.

Sales in the Mefiag Filtration Technologies reporting segment were $3,523,165, or $318,781 higher than the $3,204,384 of sales for the three-month period ended July 31, 2011, an increase of 9.9%.  Sales in the Mefiag Filtration Technologies reporting segment were higher as compared with the same period last year, due to increased sales in our North American operations, offset somewhat by a sales decline in our European operations.

Sales in the Filtration/Purification Technologies segment were $2,965,374, or $113,464 higher than the $2,851,910 of sales for the three-month period ended July 31, 2011, an increase of 4.0%.  This increase was due primarily to increased sales for Keystone Filter products, whereas Pristine Water Solutions products were essentially flat with the comparable period last year.

The gross profit margin for the three-month period ended July 31, 2012 was 31.1% compared with 35.2% for the three-month period ended July 31, 2011.  This was primarily attributable to the gross profit margin in the Product Recovery/Pollution Control Technologies reporting segment which was significantly lower compared with the same period last year, partially offset by higher gross profit margins in the Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments, as compared with the same period last year.

Income from operations for the three-month period ended July 31, 2012 was $2,420,141 compared with $2,222,493 for the three-month period ended July 31, 2011, an increase of $197,648, or 8.9%.  The increase in income from operations was primarily the result of higher gross profit dollars on the increased level of net sales, partially offset by the increase in total selling, general and administrative expense, as compared with the same period in last year.

The loss from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $469,167, or $420,124 greater than the loss of $49,043 for the three-month period ended July 31, 2011.  The increase in the loss from operations in this segment was primarily related to the following: (i) three large contracts in the Met-Pro Environmental Air Solutions business unit which, although contributing $2.0 million in revenue, were at an aggregate negative gross profit margin, due to lower than normal contract pricing and cost overruns and (ii) a higher proportion of general corporate expenses which are allocated to the segments based on revenues.  These adverse factors more than offset the higher gross margin in the Strobic Air business unit, as well as the benefit of not having severance expense of approximately $300,000 which was incurred in the three-month period ended July 31, 2011.

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,363,288, or $461,585 higher than the $1,901,703 for the three-month period ended July 31, 2011, an increase of 24.3%.  The increase in income from operations was due to the higher sales and gross profit margins in the Met-Pro Global Pump Solutions business unit.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $367,901 compared with income from operations of $169,078 for the three-month period ended July 31, 2011, an increase of $198,823, or 117.6%.  The increase in income from operations in the Mefiag Filtration Technologies reporting segment resulted primarily from higher sales and gross profit margins.

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Income from operations in the Filtration/Purification Technologies segment was $158,119 compared with income from operations of $200,755 for the three-month period ended July 31, 2011, a decrease of $42,636.  The decrease in income from operations was related primarily to lower gross profit margins in the Pristine Water Solutions business unit, due primarily to increases in material costs and competitive pricing pressures in the municipal market.

Net income for the three-month period ended July 31, 2012 was $1,619,999 compared with $1,490,234 for the three-month period ended July 31, 2011, an increase of $129,765, or 8.7%.

Selling expense was $3,029,372 for the three-month period ended July 31, 2012, an increase of $105,310 compared with selling expense of $2,924,062 for last year’s second quarter.   This increase was primarily due to higher representative and distributor commission expense as well as increased advertising activities.  Selling expense as a percentage of net sales was 10.8% for the three-month period ended July 31, 2012, compared with 12.7% for the same period last year.

General and administrative expense was $3,248,591 for the three-month period ended July 31, 2012 compared with $2,990,426 for the same period last year, an increase of $258,165.  The increase in general and administrative expense was due primarily to increased healthcare and pension expenses.  General and administrative expense as a percentage of net sales was 11.6% for the three-month period ended July 31, 2012, compared with 12.9% for the same period last year.

Interest expense was $41,863 for the three-month period ended July 31, 2012, compared with $49,908 for the same period in the prior year, a decrease of $8,045.  This decrease was due to reduction of indebtedness.

Other income was $49,747 for the three-month period ended July 31, 2012 compared with $85,344 for the same period in the prior year, a decrease of $35,597.  The decrease in other income related to lower gains on currency exchange as well as lower interest income earned on cash balances.

The effective tax rates for the three-month periods ended July 31, 2012 and 2011 were 33.3% and 34.0%, respectively.  The effective tax rate of 33.3% for the three-month period ended July 30, 2012 was a result of an estimated 34.0% tax rate for fiscal 2013, whereas an effective tax rate of 35.0% had been estimated for the three-month period ended April 30, 2012.  The Company will continue to analyze its tax position for future periods, and could increase or decrease the effective tax rate in subsequent periods of fiscal 2013.

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

The Company’s cash and cash equivalents were $31,173,910 on July 31, 2012 compared with $34,581,394 on January 31, 2012, a decrease of $3,407,484.  The decrease in the Company’s cash and cash equivalents is primarily the net result of quarterly cash dividend payments amounting to $2,085,556, investment in property and equipment of $678,364 and payments on debt totaling $470,326 and cash used in operating activities amounting to $396,591.  The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Cash flows used in operating activities during the six-month period ended July 31, 2012 amounted to $396,591 compared with cash provided by operating activities of $619,328 in the six-month period ended July 31, 2011, a decrease of $1,015,919.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a decrease in customers advances of $1,788,386 compared with an increase of $372,567 for the same period last year, or a period-to-period unfavorable change of $2,160,953, (ii) a decrease in accounts payable and accrued expenses of $2,972 compared with an increase of $1,650,817 for the same period last year, or a period-to-period unfavorable change of $1,653,789 and (iii) an increase in prepaid expenses, deposits and other

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

assets of $695,430 compared with an increase of $162,928 for the same period last year, or a period-to-period unfavorable change of $532,502.  The previously listed adverse factors were partially offset by (i) a decrease in accrued pension retirement benefits of $1,421,452 compared with a decrease of $2,751,787 for the same period last year, or a period-to-period favorable change of $1,330,335, (ii) an increase in inventories of $219,103 compared with an increase of $1,379,911 for the same period last year, or a period-to-period favorable change of $1,160,808 and (iii) a decrease in accounts receivable of $425,173 compared with a decrease of $1,357,446 for the same period last year, or a period-to-period favorable change of $932,273.

Cash flows used in investing activities during the six-month period ended July 31, 2012 amounted to $688,507 compared with cash flows used in investing activities of $1,397,438 for the six-month period ended July 31, 2011, a decrease of $708,931.  The decrease in cash outflow from investing activities was due primarily to greater proceeds from maturities of investments and lower acquisitions of property and equipment as compared with the same period in last year.

Financing activities during the six-month period ended July 31, 2012 utilized $2,332,428 of available resources, compared with $1,913,035 utilized during the six-month period ended July 31, 2011, an increase of $419,393.  The increase in cash used in financing activities is due primarily to the reduced proceeds from new borrowings in the current year period, as compared with the same period last year.

The Company and its subsidiaries also have access to $4,369,210 of uncommitted, unsecured domestic and foreign lines of credit, subject to terms thereof, of which $2,915,641 has been committed for standby letters of credit as of July 31, 2012.  The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At July 31, 2012, the Company was in compliance with both financial covenants.

The Board of Directors declared quarterly dividends of $0.071 per share payable on March 16, 2012, June 15, 2012 and September 14, 2012 to shareholders of record at the close of business on March 2, 2012, June 1, 2012 and August 31, 2012, respectively.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of July 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

During the six months ended July 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases.  The sum total of all payments through July 31, 2012 to settle cases involving asbestos-related claims was $695,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 143 cases pending against the Company as of July 31, 2012 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  Subsequent to January 31, 2012, 25 new cases were filed against the Company, and the Company was dismissed from 15 cases and settled two cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index
MET-PRO CORPORATION AND SUBSIDIARIES

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 31, 2012 as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, financial results or future performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the six months ended July 31, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its common shares for the three months ended July 31, 2012:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

May 1-31, 2012	-	$ -	-	170,496
June 1-30, 2012	-	-	-	170,496
July 1-31, 2012	-	-	-	170,496
Total	-	$ -	-	170,496

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

Met-Pro Corporation
(Registrant)

September 6, 2012	/s/ Raymond J. De Hont
Raymond J. De Hont
Chairman, Chief Executive Officer
and President
(Duly Authorized Officer and Principal Executive Officer)

September 6, 2012	/s/ Neal E. Murphy
Neal E. Murphy
Vice President-Finance,
Chief Financial Officer, Secretary and Treasurer
(Duly Authorized Officer and Principal Financial Officer)