Form 10-Q
period 2012-10-31
MET PRO CORP
filed 2012-12-06
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2012

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

As of December 6, 2012 the Registrant had 14,687,013 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	October 31,	January 31,
ASSETS	2012	2012
Current assets	(unaudited)
Cash and cash equivalents	$31,842,244	$34,581,394
Short-term investments	1,022,266	764,061
Accounts receivable, net of allowance for
doubtful accounts of approximately
$232,000 and $491,000, respectively	20,895,152	17,373,121
Inventories	18,898,950	17,847,143
Prepaid expenses, deposits and other current assets	1,863,546	1,683,486
Deferred income taxes	167,399	186,329
Total current assets	74,689,557	72,435,534
Property, plant and equipment, net	18,896,612	19,322,436
Goodwill	20,798,913	20,798,913
Other assets	2,654,974	2,952,332
Total assets	$117,040,056	$115,509,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$379,592	$657,216
Accounts payable	8,134,747	7,684,739
Accrued salaries, wages and benefits	2,173,138	1,827,603
Other accrued expenses	3,991,571	2,357,929
Dividend payable	1,067,028	1,042,297
Customers’ advances	1,188,423	3,232,600
Total current liabilities	16,934,499	16,802,384
Long-term debt	2,381,432	2,687,971
Accrued pension retirement benefits	9,307,757	10,618,047
Other non-current liabilities	58,039	56,391
Deferred income taxes	1,322,075	1,522,451
Total liabilities	30,003,802	31,687,244

Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares
authorized, 15,928,679 shares issued, of which
1,241,666 and 1,250,051 shares were reacquired and held in
treasury	1,592,868	1,592,868
Additional paid-in capital	4,736,738	4,058,735
Retained earnings	98,745,132	96,228,764
Accumulated other comprehensive loss	(7,768,315)	(7,718,883)
Treasury shares, at cost	(10,270,169)	(10,339,513)
Total shareholders’ equity	87,036,254	83,821,971
Total liabilities and shareholders’ equity	$117,040,056	$115,509,215
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net sales	$82,965,659	$71,764,377	$29,761,356	$25,245,131
Cost of goods sold	54,652,514	46,234,343	19,096,841	15,910,283
Gross profit	28,313,145	25,530,034	10,664,515	9,334,848

Operating expenses
Selling	9,160,574	8,784,207	3,071,621	2,944,019
General and administrative	10,735,827	9,437,146	3,343,147	3,387,617
Total selling, general and administrative	19,896,401	18,221,353	6,414,768	6,331,636
Income from operations	8,416,744	7,308,681	4,249,747	3,003,212

Interest expense	(125,868)	(145,862)	(41,470)	(47,153)
Other income	115,782	389,647	20,110	198,317
Income before taxes	8,406,658	7,552,466	4,228,387	3,154,376

Provision for taxes	2,737,226	2,567,839	1,437,652	1,072,490
Net income	$5,669,432	$4,984,627	$2,790,735	$2,081,886
Earnings per share, basic	$.39	$.34	$.19	$.14

Earnings per share, diluted	$.38	$.34	$.19	$.14

Cash dividend per share – declared	$.2145	$.203	$.0725	$.071

Cash dividend per share – paid	$.213	$.198	$.071	$.066

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net income	$5,669,432	$4,984,627	$2,790,735	$2,081,886
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustment	(68,473)	80,375	263,103	(266,545)
Interest rate swap, net of tax of ($11,182), $22,656, ($7,808) and $6,369, respectively	19,041	(38,576)	13,296	(10,843)
Other comprehensive (loss) income, net of tax	(49,432)	41,799	276,399	(277,388)
Total comprehensive income	$5,620,000	$5,026,426	$3,067,134	$1,804,498

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	(Loss)	Shares	Total
Balances, January 31, 2012	$1,592,868	$4,058,735	$96,228,764	$(7,718,883)	$(10,339,513)	$83,821,971

Net income	-	-	5,669,432	-	-	5,669,432
Other comprehensive (loss), net of tax	-	-	-	(49,432)	-	(49,432)
Dividends	-	-	(3,153,064)	-	-	(3,153,064)
Stock-based compensation	-	747,347	-	-	-	747,347
RSU transactions	-	(69,344)	-	-	69,344	-
Balances, October 31, 2012	$1,592,868	$4,736,738	$98,745,132	$(7,768,315)	$(10,270,169)	$87,036,254

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	(Loss) Income	Shares	Total
Balances, January 31, 2011	$1,592,868	$3,448,249	$93,113,247	$(3,201,767)	$(10,479,673)	$84,472,924

Net income	-	-	4,984,627	-	-	4,984,627
Other comprehensive income, net of tax	-	-	-	41,799	-	41,799
Dividends	-	-	(2,975,887)	-	-	(2,975,887)
Stock-based compensation	-	539,478	-	-	-	539,478
Stock option transactions	-	1,500	-	-	41,300	42,800
Purchase of 3,717 treasury shares	-	-	-	-	(42,800)	(42,800)
Balances, October 31, 2011	$1,592,868	$3,989,227	$95,121,987	$(3,159,968)	$(10,481,173)	$87,062,941

See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 31,
	2012	2011

Cash flows from operating activities
Net income	$5,669,432	$4,984,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,498,255	1,433,018
Stock-based compensation	747,347	539,478
Deferred income taxes	(191,247)	(4,646)
Loss/(gain) on sale of property and equipment, net	1,080	(26,003)
Allowance for doubtful accounts	(258,714)	53,654
Changes in operating assets and liabilities:
Accounts receivable	(3,272,233)	(839,188)
Inventories	(1,063,228)	(2,138,267)
Prepaid expenses, deposits and other assets	(459,659)	(246,406)
Accounts payable and accrued expenses	2,395,460	2,028,062
Customers’ advances	(2,045,097)	2,451,901
Accrued pension retirement benefits	(1,310,290)	(2,747,053)
Other non-current liabilities	1,647	1,647
Net cash provided by operating activities	1,712,753	5,490,824
Cash flows from investing activities
Proceeds from sale of property and equipment	-	33,848
Acquisitions of property and equipment	(1,016,028)	(1,636,866)
Purchases of investments	(1,022,266)	(1,010,534)
Proceeds from maturities of investments	1,258,598	497,155
Net cash used in investing activities	(779,696)	(2,116,397)
Cash flows from financing activities
Proceeds from new borrowings	222,778	426,802
Reduction of debt	(766,686)	(625,413)
Exercise of stock options	-	42,800
Payment of dividends	(3,128,334)	(2,902,505)
Purchase of treasury shares	-	(42,800)
Net cash used in financing activities	(3,672,242)	(3,101,116)
Effect of exchange rate changes on cash	35	34
Net (decrease) increase in cash and cash equivalents	(2,739,150)	273,345

Cash and cash equivalents at February 1	34,581,394	32,400,814
Cash and cash equivalents at October 31	$31,842,244	$32,674,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$127,046	$146,586
Cash paid for income taxes	1,831,206	1,822,681

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  All adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of October 31, 2012 and the results of operations for the nine-month and three-month periods ended October 31, 2012 and 2011, and changes in shareholders’ equity and cash flows for the nine-month periods then ended, have been included. The results of operations for the nine-month and three-month periods ended October 31, 2012 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2012.  In addition, the January 31, 2012 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – FAIR VALUE DISCLOSURES

Cash and cash equivalents:

Cash and cash equivalents at October 31, 2012 and January 31, 2012 amounted to $31,842,244 and $34,581,394, respectively. The cash and cash equivalents balance at October 31, 2012 was comprised of the following: (i) cash amounting to $9,847,228 and (ii) cash equivalents consisting of money market funds amounting to $21,995,016.  The Company places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At October 31, 2012, the Company’s cash and cash equivalents were held at 20 financial institutions.

Short-term investments:

Short-term investments at October 31, 2012 and January 31, 2012 amounted to $1,022,266 and $764,061, respectively.  The short-term investment balance at October 31, 2012 was comprised of four certificates of deposit with twelve month maturity dates. The short-term investment balance at January 31, 2012 was comprised of two certificates of deposit with nine month maturity dates and one certificate of deposit with a twelve month maturity date.

Long-term investments:

Long-term investments at October 31, 2012 and January 31, 2012 amounted to $0 and $494,537, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investment balance at January 31, 2012 was comprised of two certificates of deposit with fourteen and fifteen month maturity dates.

The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.  The Company’s financial instruments are not held for trading purposes.

Debt:

The estimated fair value and carrying amount of debt were as follows:

	October 31,	January 31,
	2012	2012
Fair value	$3,139,492	$3,747,061
Carrying amount	2,761,024	3,345,187

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

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	October 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$31,842,244	$31,842,244	$-	$-
Short-term investments	1,022,266	1,022,266	-	-
Cash surrender value - life insurance policies	1,350,158	-	1,350,158	-
Interest rate swap agreement	(336,063)	-	(336,063)	-
	$33,878,605	$32,864,510	$1,014,095	$-

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,581,394	$34,581,394	$-	$-
Short-term investments	764,061	764,061	-	-
Long-term investments	494,537	494,537	-	-
Cash surrender value - life insurance policies	1,089,989	-	1,089,989	-
Interest rate swap agreement	(366,286)	-	(366,286)	-
	$36,563,695	$35,839,992	$723,703	$-

There were no transfers of assets or liabilities between Level 1 and Level 2 in the nine-month period ended October 31, 2012 or the fiscal year ended January 31, 2012.

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

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Numerator:
Net income	$5,669,432	$4,984,627	$2,790,735	$2,081,886
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,683,286	14,659,402	14,682,776	14,659,383
Dilutive effect of stock-based compensation plans	50,178	129,091	51,476	140,431
Weighted average common shares outstanding during the period for diluted computation	14,733,464	14,788,493	14,734,252	14,799,814
Earnings per share, basic	$.39	$.34	$.19	$.14
Earnings per share, diluted	$.38	$.34	$.19	$.14

For the nine and three months ended October 31, 2012, employee and non-employee director stock options to purchase 1,092,447 common shares were excluded from the calculations of diluted earnings per share, as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares at October 31, 2012.  For the nine and three months ended October 31, 2011, employee and non-employee director stock options to purchase 1,086,929 common shares were excluded from the calculations of diluted earnings per share, as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares at October 31, 2011.

NOTE 4 – STOCK-BASED COMPENSATION

The Company grants equity awards to its senior executives and non-employee Directors.  Historically, this has consisted of stock option awards.  In December 2010, the Company’s Board of Directors approved a change in practice to begin awarding non-employee Directors restricted stock units (“RSUs”).

Stock options:

On June 6, 2012, April 2, 2012, and February 27, 2012, the Company granted 3,300, 54,625, and 97,299 stock options, respectively, to its senior executives, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.   In the event of a “change of control”, certain unvested options may become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to early termination conditions.  The fair value of options granted is amortized into compensation expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The fair value of the options is estimated as of the grant date using the Black-Scholes option valuation model.  The per share fair value weighted-averages at the date of grant for stock options granted in the months of June 2012, April 2012 and February 2012, were $2.91, $3.18 and $2.96, respectively.  As of October 31, 2012, there was $522,356 of total unrecognized compensation expense related to non-vested stock option awards.

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

The following table summarizes stock option transactions for the nine-month period ended October 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Life (years)	Intrinsic Value
Options:
Outstanding at February 1, 2012	1,223,292	$10.2437	5.52
Granted	155,224	10.0439
Forfeited	(9,703)	10.7849
Expired	(9,956)	5.5476
Exercised	-	-
Outstanding at October 31, 2012	1,358,857	$10.2514	5.07	$235,773

Exercisable at October 31, 2012	1,077,427	$10.1935	4.16	$235,773

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

Restricted Stock Units:

On June 6, 2012 and December 16, 2011, the Company awarded an aggregate of 15,465 RSUs and 8,385 RSUs, respectively, to its five non-employee Directors.  Each RSU entitles the grantee to receive, from the Company, one common share at the vesting date in accordance with the terms of the award agreement.  All of the awards granted on December 16, 2011 were issued upon vesting at the Annual Meeting of Shareholders on June 6, 2012.  The awards granted on the date of the 2012 Annual Meeting of Shareholders on June 6, 2012 are scheduled to vest at the 2013 Annual Meeting of Shareholders.  The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the Board of Directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on June 6, 2012 was $9.70 (which is the average of the high and low price of the Company’s common shares on the NYSE that day).  As of October 31, 2012 there was a total of $87,506 of unrecognized compensation expense related to the non-vested RSU awards.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes RSU transactions for the nine months ended October 31, 2012:

Units
Non-vested at February 1, 2012	8,385
Granted	15,465
Vested	(8,385)
Forfeited	-
Non-vested at October 31, 2012	15,465

NOTE 5 – INVENTORIES

Inventories consisted of the following:
	October 31, 2012	January 31, 2012
Raw materials	$14,650,885	$12,673,210
Work in progress	2,618,133	2,808,747
Finished goods	1,629,932	2,365,186
	$18,898,950	$17,847,143

NOTE 6 – INCOME TAXES

The Company utilizes the expected annual effective tax rate in determining its income tax provisions for interim periods.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

As of the fiscal year ended January 31, 2012, the Company had an unrecognized tax benefit of $49,000 to account for state tax matters in the United States as a result of changes in tax positions with relevant tax authorities.  As of April 30, 2012, the Company filed returns with the relevant state tax authorities upon which the $49,000 unrecognized tax benefit was determined, and has concluded that it did not have an unrecognized tax benefit as of April 30, 2012.  The Company has determined that there have been no additional changes in its tax positions in the nine-months ended October 31, 2012.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:
2012
Balance at February 1, 2012	$49,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(49,000)
Increases in tax positions for current year	-
Balance at October 31, 2012	$-

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,388,740 which can be used for working capital, of which $600,596 has been committed to standby letters of credit as of October 31, 2012.  The standby letters of credit have expiration dates during the fiscal year ending January 31, 2014.  Of the total lines of credit available, the foreign unsecured line of credit totals $388,740 (300,000 Euro).  As of October 31, 2012 and January 31, 2012 the Company had zero outstanding borrowings from its domestic line of credit other than the amounts committed to standby letters of credit.  The Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had outstanding borrowings of $16,171 or 12,479 Euro as of October 31, 2012 and $265,581, or 202,997 Euro, as of January 31, 2012.

The Company’s long-term debt is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  The Company was in compliance with all applicable covenants as of October 31, 2012.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of October 31, 2012, the effective interest rate was 6.91% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness.  There was no hedge ineffectiveness as of October 31, 2012.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $211,719 (net of tax) as of October 31, 2012 and a decrease in equity of $230,760 (net of tax) as of January 31, 2012.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.

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

The following table provides the components of net periodic pension (income) cost:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Service cost	$168,105	$154,284	$56,035	$51,442
Interest cost	816,654	841,128	272,218	280,364
Expected return on plan assets	(914,466)	(1,051,462)	(304,822)	(350,481)
Recognized net actuarial loss	329,973	157,386	109,991	52,443
Net periodic benefit cost	$400,266	$101,336	$133,422	$33,768

The Company elected to contribute $1,650,683 to its pension and defined contribution plans during the nine-month period ended October 31, 2012.  The Company expects to make an additional contribution of $23,561 during the three-month period ending January 31, 2013.  The Company contributed $2,974,850 to its pension and defined benefit plans during the nine-month period ended October 31, 2011.

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

The financial segmentation information is presented in the following table:

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net sales
Product Recovery/Pollution Control Technologies	$37,298,932	$29,851,166	$13,604,696	$11,893,296
Fluid Handling Technologies	28,349,511	24,307,152	10,634,005	7,346,897
Mefiag Filtration Technologies	9,412,344	9,630,925	3,037,013	3,286,624
Filtration/Purification Technologies	7,904,872	7,975,134	2,485,642	2,718,314
	$82,965,659	$71,764,377	$29,761,356	$25,245,131

Income from operations
Product Recovery/Pollution Control Technologies	$21,586	$534,986	$933,815	$1,064,314
Fluid Handling Technologies	7,864,387	5,890,077	3,116,729	1,747,678
Mefiag Filtration Technologies	419,338	517,572	123,525	127,022
Filtration/Purification Technologies	111,433	366,046	75,678	64,198
	$8,416,744	$7,308,681	$4,249,747	$3,003,212

	October 31,	January 31,
	2012	2012
Identifiable assets
Product Recovery/Pollution Control Technologies	$41,305,110	$36,444,763
Fluid Handling Technologies	20,220,234	19,290,035
Mefiag Filtration Technologies	14,995,354	14,017,572
Filtration/Purification Technologies	8,071,433	8,368,652
	84,592,131	78,121,022
Corporate	32,447,925	37,388,193
	$117,040,056	$115,509,215

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – CONTINGENCIES AND COMMITTMENTS

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases.  The sum total of all payments through October 31, 2012 to settle cases involving asbestos-related claims was $725,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 157 cases pending against the Company as of October 31, 2012 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  Subsequent to January 31, 2012, 43 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled three cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of October 31, 2012, and the related consolidated statements of income and comprehensive income for the nine-month and three-month periods ended October 31, 2012 and 2011, and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended October 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.

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
December 6, 2012

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

	Nine Months Ended				Three Months Ended
	October 31,				October 31,
	2012		2011		2012		2011

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	65.9%		64.4%		64.2%		63.0%
Gross profit	34.1%		35.6%		35.8%		37.0%

Selling expenses	11.1%		12.2%		10.3%		11.7%
General and administrative expenses	12.9%		13.2%		11.2%		13.4%
Total selling, general and administrative expenses	24.0%		25.4%		21.5%		25.1%

Income from operations	10.1%		10.2%		14.3%		11.9%

Interest expense	(0.1	% )	(0.2	% )	(0.1	% )	(0.2	% )
Other income	0.1%		0.5%		0.0%		0.8%
Income before taxes	10.1%		10.5%		14.2%		12.5%

Provision for taxes	3.3%		3.6%		4.8%		4.2%
Net income	6.8%		6.9%		9.4%		8.3%

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Nine Months Ended October 31, 2012 vs. Nine Months Ended October 31, 2011:

Net sales for the nine-month period ended October 31, 2012 were $82,965,659 compared with $71,764,377 for the nine-month period ended October 31, 2011, an increase of $11,201,282 or 15.6%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $37,298,932 or $7,447,766 higher than the $29,851,166 of sales for the nine-month period ended October 31, 2011, an increase of 24.9%. The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was driven by higher sales in both the Met-Pro Environmental Air Solutions and Strobic Air business units, with the Met-Pro Environmental Air Solutions business unit contributing a higher percentage of the overall sales increase of the reporting segment, in part due to sales of the Bio-Reaction product line which was acquired in October 2010.

Sales in the Fluid Handling Technologies reporting segment totaled $28,349,511, or $4,042,359 higher than the $24,307,152 of sales for the nine-month period ended October 31, 2011, an increase of 16.6%.  Sales in the Fluid Handling Technologies reporting segment were higher as compared with the same period last year due to higher sales for all the product brands within this reporting segment.

Sales in the Mefiag Filtration Technologies reporting segment were $9,412,344, or $218,581 lower than the $9,630,925 of sales for the nine-month period ended October 31, 2011, a decrease of 2.3%.  The sales decline in the Mefiag Filtration Technologies reporting segment was primarily attributable to a decrease in sales in our European operation, which was partially offset by a sales increase in our North America operation, compared with the same period last year.

Sales in the Filtration/Purification Technologies segment were $7,904,872, or $70,262 lower than the $7,975,134 of sales for the nine-month period ended October 31, 2011, a decrease of 0.9%.  Sales in the Keystone Filter and Pristine Water Solutions business units were both essentially flat compared with the same period last year.

The Company’s backlog of orders totaled $28,564,256 and $28,641,981 as of October 31, 2012 and 2011, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery, the extent and duration of which may vary widely from period to period.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects a majority of the backlog that existed as of October 31, 2012 will be shipped during the current fiscal year.

The gross profit margin for the nine-month period ended October 31, 2012 was 34.1% compared with 35.6% for the nine-month period ended October 31, 2011.  The primary factor for this decrease was the lower gross profit margin in the Product Recovery/Pollution Control Technologies reporting segment, which substantially offset the higher gross profit margin in the Fluid Handling Technologies reporting segment, as compared with the same period last year.

Income from operations for the nine-month period ended October 31, 2012 was $8,416,744 compared with $7,308,681 for the nine-month period ended October 31, 2011, an increase of $1,108,063 or 15.2%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $21,586, or $513,400 lower than the $534,986 for the nine-month period ended October 31, 2011, a decrease of 96.0%.   As previously disclosed in the three-months ended July 31, 2012, the decrease in income from operations in this reporting segment was primarily related to three large contracts in the Met-Pro Environmental Air Solutions business unit which were at an aggregate negative gross profit margin, and higher general and administrative  expense.  These adverse factors from the three-months ended July 31, 2012, more than offset the higher gross profit margins in the Strobic Air business unit and Bio-reaction product line for the nine-month period ended October 31, 2012, compared with the same period last year.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Income from operations in the Fluid Handling Technologies reporting segment totaled $7,864,387, or $1,974,310 higher than the $5,890,077 for the nine-month period ended October 31, 2011, an increase of 33.5%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was principally related to increased sales, as well as higher gross profit margins, within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $419,338, or $98,234 lower than the income of $517,572 for the nine-month period ended October 31, 2011, a decrease of 19.0%.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment resulted from a 2.3% decrease in sales, and lower gross profit margins.

Income from operations in the Filtration/Purification Technologies segment was $111,433 or $254,613 lower than the $366,046 for the nine-month period ended October 31, 2011, a decrease of 69.6%.  The decrease in income from operations was related to decreased sales and lower gross margins in the Pristine Water Solutions business unit, which more than offset the higher gross margin in the Keystone Filter business unit.

Net income for the nine-month period ended October 31, 2012 was $5,669,432 compared with $4,984,627 for the nine-month period ended October 31, 2011, an increase of $684,805 or 13.7%.

Selling expense was $9,160,574 for the nine-month period ended October 31, 2012 compared with $8,784,207 for the same period last year, an increase of $376,367.  The increase in selling expense was primarily due to increased advertising as well as higher commissions.  Selling expense as a percentage of net sales was 11.1% for the nine-month period ended October 31, 2012 compared with 12.2% for the same period last year.

General and administrative expense was $10,735,827 for the nine-month period ended October 31, 2012 compared with $9,437,146 for the same period last year, an increase of $1,298,681.  This increase was due primarily to: (i) higher healthcare and pension expenses incurred in the nine-month period ended October 31, 2012 compared with  the same period last year and (ii) costs of approximately $695,000 related to separation expenses, which included salary continuation, stock option modification and transition expenses, associated with the Company’s change in its Chief Financial Officer, which was recorded in the three-months ended April 30, 2012.  The Company incurred $300,000 of severance expense in the Product Recovery/Pollution Control Technologies reporting segment during the six months ended July 31, 2011.  General and administrative expense as a percentage of net sales was 12.9% for the nine-month period ended October 31, 2012, compared with 13.2% for the same period last year.

Interest expense was $125,868 for the nine-month period ended October 31, 2012, compared with $145,862 for the same period in the prior year, a decrease of $19,994.  This decrease was due principally to the reduction of debt in the current year period.

Other income was $115,782 for the nine-month period ended October 31, 2012 compared with $389,647 for the same period last year, a decrease of $273,865.  The decrease in other income is primarily related to a reduction in foreign currency exchange gains compared with the same period last year.

The effective tax rates for the nine-month period ended October 31, 2012 and 2011 were 32.6% and 34.0%,  respectively.   The reduction in the effective rate on a year-over-year basis was primarily the result of a one-time benefit recorded in the three-months ended April 30, 2012 that was attributable to deductible stock compensation expense resulting from a change in the status of outstanding stock options. An analysis of the current tax position led the Company to continue using a 34.0% rate for fiscal year 2013, before the aforementioned benefit.  The Company will continue to analyze its tax position in future quarters, and could increase or decrease the effective tax rate, depending upon the analysis at that time.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Three Months Ended October 31, 2012 vs. Three Months Ended October 31, 2011:

Net sales for the three-month period ended October 31, 2012 were $29,761,356 compared with $25,245,131 for the three-month period ended October 31, 2011, an increase of $4,516,225 or 17.9%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $13,604,696 compared with $11,893,296 for the three-month period ended October 31, 2011, an increase of $1,711,400 or 14.4%.  The sales increase in the Product Recovery/Pollution Control Technologies reporting segment was driven by higher sales in both the Met-Pro Environmental Air Solutions and Strobic Air business units, with the Met-Pro Environmental Air Solutions business unit contributing a higher percentage of the overall sales increase of the reporting segment, in part due to sales of the Bio-Reaction product line which was acquired in October 2010.

Sales in the Fluid Handling Technologies reporting segment were $10,634,005 compared with $7,346,897 for the three-month period ended October 31, 2011, an increase of $3,287,108 or 44.7%.  The sales increase in the Fluid Handling Technologies reporting segment was due to an increase in demand for most product brands within this reporting segment.

Sales in the Mefiag Filtration Technologies reporting segment were $3,037,013 or $249,611 lower than the $3,286,624 of sales for the three-month period ended October 31, 2011, a decrease of 7.6%.  The sales decline in the Mefiag Filtration Technologies reporting segment was primarily attributable to a decrease in sales in our European operations which was partially offset by a sales increase in our North America operation, compared with the same period last year.

Sales in the Filtration/Purification Technologies segment were $2,485,642, or $232,672 lower than the $2,718,314 of sales for the three-month period ended October 31, 2011, a decrease of 8.6%.  This decrease was due to lower demand in the Keystone Filter and Pristine Water product lines, compared with the same period last year.

The gross profit margin for the three-month period ended October 31, 2012 was 35.8% versus 37.0% for the three-month period ended October 31, 2011.  The primary factor for this decrease was the lower gross profit margin in the Product Recovery/Pollution Control Technologies reporting segment, which substantially offset the higher gross profit margin in the Fluid Handling Technologies reporting segment, as compared with the same period last year.

Income from operations for the three-month period ended October 31, 2012 was $4,249,747 compared with $3,003,212 for the three-month period ended October 31, 2011, an increase of $1,246,535 or 41.5%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $933,815, or $130,499 lower than the $1,064,314 for the three-month period ended October 31, 2011, a decrease of 12.3%.  The decrease in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was due to lower gross profit margins in the Met-Pro Environmental Air Solutions business unit compared with the same period last year.

Income from operations in the Fluid Handling Technologies reporting segment totaled $3,116,729, or $1,369,051 higher than the $1,747,678 for the three-month period ended October 31, 2011, an increase of 78.3%.  The increase in income from operations in the Fluid Handling Technologies reporting segment was primarily related to the increase in sales and higher gross profit margins within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $123,525, or $3,497 lower than the $127,022 for the three-month period ended October 31, 2011, a decrease of 2.8%.  The decrease in income from operations in the Mefiag Filtration Technologies reporting segment resulted from a 7.6% decrease in sales, and lower gross profit margins.

Income from operations in the Filtration/Purification Technologies segment was $75,678 or $11,480 higher than the $64,198 for the three-month period ended October 31, 2011, an increase of 17.9%.  The increase in income from operations is primarily attributable to lower general and administrative expense compared with the same period last year.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Net income for the three-month period ended October 31, 2012 was $2,790,735 compared with $2,081,886 for the three-month period ended October 31, 2011, an increase of $708,849 or 34.0%.

Selling expense was $3,071,621 for the three-month period ended October 31, 2012, an increase of $127,602 compared with the same period last year.  The increase in selling expense was primarily due to increased advertising as well as higher commissions. As a percentage of net sales, selling expenses were 10.3% for the three-month period ended October 31, 2012 compared with 11.7% for the three-month period ended October 31, 2011.

General and administrative expense was $3,343,147 for the three-month period ended October 31, 2012, essentially flat when compared with $3,387,617 for the same period last year.  General and administrative expense as a percentage of net sales was 11.2% for the three-month period ended October 31, 2012, compared with 13.4% of net sales for the same period last year.

Interest expense was $41,470 for the three-month period ended October 31, 2012 compared with $47,153 for the same period in the prior year, a decrease of $5,683.

Other income was $20,110 for the three-month period ended October 31, 2012 compared with $198,317 for the same period in the prior year, a decrease of $178,207. The decrease in other income is primarily related to a reduction in foreign currency exchange gains compared with the same period last year.

The effective tax rates for both the three-month periods ended October 31, 2012 and 2011 were 34.0%.  An analysis of the current tax position led the Company to continue using 34.0% as its effective tax rate for the third quarter of the fiscal year 2013.  The Company will continue to analyze its tax position in future quarters, and could increase or decrease the effective tax rate depending upon analysis at that time.

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

The Company’s cash and cash equivalents were $31,842,244 on October 31, 2012 compared with $34,581,394 on January 31, 2012, a decrease of $2,739,150.  The decrease in the Company’s cash and cash equivalents is primarily the net result of quarterly cash dividend payments of $3,128,334, investment in property and equipment of $1,016,028 and payments on debt totaling $766,686, offset partially by net cash provided by operating activities amounting to $1,712,753.  The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Cash flows provided by operating activities during the nine-month period ended October 31, 2012 amounted to $1,712,753 compared with $5,490,824 in the nine-month period ended October 31, 2011, a decrease of $3,778,071.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a decrease in customers’ advances of $2,045,097 compared with an increase in customers’ advances of $2,451,901 for the same period last year, or a period-to-period cash outflow of $4,496,998, and (ii) an increase in accounts receivable of $3,272,233 compared with an increase in accounts receivable of $839,188 for the same period last year, or a period-to-period cash outflow of $2,433,045.  These cash outflows were partially offset by the following: (i) an decrease in accrued pension retirement benefits of $1,310,290 compared with a decrease in accrued pension benefits of $2,747,053 for the same period last year, or a period-to-period cash inflow of $1,436,763, (ii) an increase in inventories of $1,063,228 compared with an increase in inventories of $2,138,267, or a period-to-period cash inflow of $1,075,039 and (iii) net income increasing $684,805 from the same period last year.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Cash flows used in investing activities during the nine-month period ended October 31, 2012 amounted to $779,696 compared with cash flows used in investing activities of $2,116,397 for the nine-month period ended October 31, 2011, a decrease of $1,336,701.  The decrease in cash flows used in investing activities is principally due to the following:  (i) the proceeds from maturities of investments of $1,258,598 compared with proceeds from maturities of investments of $497,155 for the same period last year, or a period-to-period cash inflow of $761,443 and (ii) purchases of property and equipment of $1,016,028 compared with purchases of property and equipment of $1,636,866 for the same period last year, or a period-to-period cash inflow of $620,838.

Financing activities during the nine-month period ended October 31, 2012 utilized $3,672,242 of available resources, compared with $3,101,116 utilized during the nine-month period ended October 31, 2011.  The increase in cash utilized amounting to $571,126 is principally due to the decrease in proceeds received from the Company’s Mefiag B.V. subsidiary’s line of credit and increases in payments of dividends and debt payments, compared with  the same period last year.

The Company and its subsidiaries also have access to $4,388,740 of uncommitted, unsecured domestic and foreign lines of credit, subject to terms thereof, of which $600,596 has been committed for standby letters of credit as of October 31, 2012.  The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At October 31, 2012 the Company was in compliance with both financial covenants.

The Board of Directors declared quarterly dividends of $0.071 per share payable on March 16, 2012, June 15, 2012 and September 14, 2012 to shareholders of record at the close of business on March 2, 2012, June 1, 2012 and August 31, 2012, respectively. On October 23, 2012 the Board of Directors declared and increased the quarterly dividend by 2.1%, to $0.0725 per share, payable on December 17, 2012 to shareholders of record at the close of business on December 3, 2012.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of October 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

During the nine months ended October 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company believes that it has meritorious defenses to the cases which have been filed and that none of its products were a cause of any injury or loss to any of the plaintiffs.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  The Company has been dismissed from or settled a large number of these cases.  The sum total of all payments through October 31, 2012 to settle cases involving asbestos-related claims was $725,000, all of which has been paid by the Company’s insurers including legal expenses, except for corporate counsel expenses, with an average cost per settled claim, excluding legal fees, of approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 157 cases pending against the Company as of October 31, 2012 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  Subsequent to January 31, 2012, 43 new cases were filed against the Company, and the Company was dismissed from 18 cases and settled three cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts; however, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the nine months ended October 31, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its common shares for the three months ended October 31, 2012:

Issuer Purchases of
Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

August 1-31, 2012	-	$-	-	170,496
September 1-30, 2012	-	-	-	170,496
October 1-31, 2012	-	-	-	170,496
Total	-	$-	-	170,496

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

Met-Pro Corporation
(Registrant)

December 6, 2012	/s/ Raymond J. De Hont
Raymond J. De Hont
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

December 6, 2012	/s/ Neal E. Murphy
Neal E. Murphy
Vice President-Finance,
Chief Financial Officer, Secretary and Treasurer
(Duly Authorized Officer and Principal Financial Officer)