Form 10-K
period 2013-01-31
MET PRO CORP
filed 2013-03-21
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: January 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Shares, par value $0.10 per share, held by non-affiliates as of (based upon the closing sales price on the New York Stock Exchange on July 31, 2012) the last business day of the registrant’s most recently completed second fiscal quarter was
$132,917,467.

The number of registrant’s outstanding Common Shares was 14,696,855 as of March 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Part Number
Portions of registrant’s definitive proxy statement, in connection with its 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant’s fiscal year.
III

Index

FACTORS THAT MAY AFFECT FUTURE RESULTS

Met-Pro’s prospects are subject to certain uncertainties and risks.  This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws.  Met-Pro’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements, for reasons described in “Risk Factors” section of this report, and for other unanticipated reasons. Readers should also carefully review the “Forward-Looking Statements; Factors That May Affect Future Results” on page 19, as well as other documents that Met-Pro files from time to time with the Securities and Exchange Commission.

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

Our Annual Report on Form 10-K and other reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.met-pro.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation and Management Development Committee, and Corporate Governance and Nominating Committee, and (iii) Code of Business Conduct and Ethics are available at www.met-pro.com under the “Investor Relations – Corporate Governance and Board Committee” captions.  Copies will also be provided to any shareholder upon written request to the Secretary, Met-Pro Corporation, 160 Cassell Road, P.O. Box 144, Harleysville, Pennsylvania 19438.

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

Met-Pro Environmental Air Solutions is a leading niche-oriented global provider of solutions and products for product recovery and pollution control applications.  Its diverse and synergistic solutions and products address the world’s growing need to meet the demands of more stringent emission regulations, reduce energy consumption and employ “green technology”.  Product lines include: Duall brand chemical and BIO-PROTM biological odor control systems, fume and emergency gas scrubbers, HydroLanceTM wet particulate collectors, carbon absorption systems, mist eliminators, air strippers and degasifiers for contaminated groundwater treatment, ducting and exhaust fans; Flex-Kleen brand pulse jet fabric filters, product recovery and dry particulate collectors and cyclones; Met-Pro Systems brand custom engineered carbon adsorption systems for the concentration and recovery of volatile solvents, thermal and catalytic oxidation systems, regenerative thermal oxidizers, enclosed flares and the supply of abatement catalysts; Bio-Reaction Industries brand bio-oxidation systems for eliminating volatile organic compounds, hazardous air pollutants and odors; and Met-Pro Industrial Services brand field services including installation, preventative maintenance, trouble shooting, repair, upgrade and performance testing on products related to the Product Recovery/Pollution Control Technologies reporting segment.  Met-Pro Environmental Air Solutions’ product lines are sold to a wide variety of markets including, but not limited to, metal finishing and plating, wastewater treatment, composting, food processing, ethanol production, chemical, petrochemical, printed circuit, semiconductor, steel pickling, battery manufacturing, groundwater remediation, automotive, aerospace, furniture, painting, electronics, printing, and pharmaceutical industries.  These product lines are sold worldwide by a combination of in-house personnel and manufacturer’s representatives, as well as through the Company’s wholly-owned Canadian subsidiary, Met-Pro Product Recovery/Pollution Control Technologies Inc. and the Company’s wholly-owned Chilean subsidiary, Met-Pro Chile Limitada.  Met-Pro Environmental Air Solutions has facilities in Owosso, Michigan; Harleysville, Pennsylvania; Glendale Heights, Illinois; and Tualatin, Oregon.

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

Index

United States Sales versus Foreign Sales:

The following table sets forth certain data concerning total net sales to customers by geographic area in the past three years:

	Percentage of Net Sales
	Fiscal Years Ended January 31,
	2013	2012	2011
United States	72.1%	72.1%	74.8%
Foreign	27.9%	27.9%	25.2%
Net Sales	100.0%	100.0%	100.0%

Customers:

During each of the past three fiscal years, no single customer accounted for 10% or more of the total net sales of the Company in any year.  Also, no single customer accounted for 10% or more of the total accounts receivable of the Company as of January 31, 2013, 2012 and 2011.  The Company does not believe that it would be materially adversely affected by the loss of any single customer.

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

With respect to the Fluid Handling Technologies reporting segment, several companies, including Ingersoll-Dresser Pumps Co. and Durco Pumps, Inc. (subsidiaries of Flowserve Corporation) and Goulds Industrial Pumps, Inc. (a subsidiary of ITT Industries), dominate the industry overall, but several smaller companies, including Met-Pro, compete successfully in select product lines and specialized niche markets.

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

Research and Development:

Research is directed towards the development of new products related to current product lines, and the improvement and enhancement of existing products.  The principal goals of the Company’s research programs are maintaining the Company’s technological capabilities in the production of product recovery/pollution control equipment, fluid handling equipment, Mefiag filtration equipment and filtration/purification equipment; developing new products; and providing technological support to the manufacturing operations.  Research and development expenses were $2.2 million, $2.5 million and $2.2 million for the years ended January 31, 2013, 2012 and 2011, respectively.

Index

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

The dollar amount of the Company’s backlog of orders totaled $24,906,863 and $28,446,566 as of January 31, 2013 and 2012, respectively.  The Company expects that a majority of the backlog that existed as of January 31, 2013 will be shipped during the ensuing fiscal year.  A significant portion of our backlog is comprised of orders in our Product Recovery/Pollution Control Technologies reporting segment.

Working Capital:

Certain business units require more significant working capital requirements than other business units, such as in the larger project business units included in our Product Recovery/Pollution Control Technologies reporting segment.  Additionally, the inventory levels of our Fluid Handling Technologies reporting segment are not insubstantial.  However, there have been no material changes in business practices that would result in material changes to our working capital requirements, other than changes in our sales volumes, and we consider our working capital to be sufficient based upon current sales levels.

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

Employees:

As of January 31, 2013, the Company employed 337 people, of whom 136 were involved in manufacturing, and 201 were engaged in administration, sales, marketing, engineering, project management, and research and development.  The Company has had no work stoppages during the past five years and considers its employee relations to be good.

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

For information concerning foreign net sales on a reporting segment basis, reference is made to the consolidated business segment data contained on page 58.

New York Stock Exchange and Securities and Exchange Commission Certifications:

During the fiscal year ended January 31, 2013, the Company submitted to the New York Stock Exchange (the “NYSE”) the certification of the Chief Executive Officer that he was not aware of any violation by Met-Pro Corporation of the NYSE’s corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the fiscal year ended January 31, 2013, the Chief Executive Officer’s and Chief Financial Officer’s certifications regarding the quality of the Company’s public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

Index

Item 1A.	Risk Factors:

Any of the events discussed as risk factors below may occur.  If they do, our business, financial condition, results of operations and cash flows could be materially adversely affected.  Additional risks and uncertainties not identified in this or other SEC filings, or that we currently deem immaterial, may also impair our business operations. An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K before you decide to invest in our securities. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows, the trading price of your shares could decline and you may lose all or part of your investment.

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

•	increased price competition for our products;
•	increased risk of excess and obsolete inventories;
•	increased risk in the collectability of receivables from our customers;
•	increased risk of the impairment of goodwill of our Pristine Water Solutions and Flex-Kleen business units;
•	increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
•	higher operating costs as a percentage of revenues.

We sell our products in highly competitive markets, which put pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
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
Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to the Company’s products.  In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been its products were not a cause of death, injury or loss.  The Company has been dismissed from or settled a large number of these cases.  Cumulative settlement payments through January 31, 2013 for cases involving asbestos-related claims were $740,000, which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers.  The average cost per settled claim, excluding legal fees, was approximately $25,000.  As of January 31, 2013 there were a total of 157 cases pending against the Company (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  During the current fiscal year commencing February 1, 2012 through January 31, 2013, 59 new cases were filed against the Company, and the Company was dismissed from 33 cases and settled four cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Index

The Company believes that its insurance coverage is adequate for the cases currently pending against it and for the foreseeable future, assuming a continuation of the current volume, nature of cases, and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. On April 27, 2011, a liquidation order was entered against Atlantic Mutual Insurance Company, who had been providing defense and indemnity to the Company, and its affiliate, Centennial Insurance Company, who provided umbrella coverage to the Company, and while we have no information to suggest that any of our remaining insurers are at risk of insolvency, we cannot guarantee the solvency of our remaining insurers. The insolvency of any of our remaining insurers could have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense, which can affect our earnings results as well as our cash flows.
We maintain defined benefit pension plans that we must fund despite the freezing of the accrual of future benefits for our salaried and non-union hourly employees, effective December 31, 2006, and our union hourly employees, effective December 31, 2008.  In these plans’ fiscal year ended January 31, 2013, we contributed approximately $1.7 million.  As of January 31, 2013, our unfunded pension liability was approximately $8.9 million as compared with $9.7 million at January 31, 2012.  The amount of this pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans such as ours that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense.  It is possible that the discount rate used in fiscal year 2014 will be further reduced, resulting in an adverse impact upon the reported status of our unfunded pension liability. Changes in investment performance or a change in the portfolio mix of invested assets also can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. For our fiscal year ended January 31, 2013, we reported expense from our defined benefit plans totaling $0.5 million as compared to expense for the fiscal year ended January 31, 2012 totaling $0.1 million.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.  Performance by our Flex-Kleen and/or Pristine Water Solutions business units must continue to improve to avoid an impairment charge.
We carry $20.8 million of goodwill on our consolidated balance sheets, or 17.9% of our total assets. Approximately $11.1 million and $3.3 million of the $20.8 million of goodwill relates to our Flex-Kleen and Pristine Water Solutions businesses, respectively. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

During the fiscal year 2013, there was a decline in net sales and operating profit of our Pristine Water Solutions business unit that we attribute to a number of factors including raw material price increases, weaknesses in Pristine Water Solutions’ principal market, the municipal market, increased price competition, product mix and inclement weather in certain geographic areas which affected product demand.  The carrying value of Pristine Water Solutions as of January 31, 2013 and 2012 amounted to $4.3 million and $4.6 million, respectively.The fair value of Pristine Water Solutions as of January 31, 2013 and 2012 totaled $6.3 million and $5.9 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $2.0 million and $1.3 million at January 31, 2013 and 2012, respectively.  Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Pristine Water Solutions by $1.1 million, $0.5 million, and $0.4 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill related to Pristine Water Solutions.

Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets.  As of January 31, 2012, Flex-Kleen’s fair value exceeded its carrying amount but not by a significant amount.   Due to improving performance during the year ended January 31, 2013, Flex-Kleen’s fair value increased and exceeded its carrying amount by a significant amount as of January 31, 2013.  This improvement is attributable to general strengthening in the markets served by Flex-Kleen. Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in a write-down of goodwill that would consist of a non-cash charge that would adversely affect our results of operations and financial condition.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill related to Flex-Kleen.

Index

Our impairment models provide that Pristine Water Solutions’ and Flex-Kleen’s performance needs to continue to improve on an annual basis for a number of fiscal years in order for us not to be potentially required to write-off some or all of their goodwill.  If in the future we determine that there has been an impairment of Pristine Water Solutions’ and/or Flex-Kleen’s goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would have an adverse impact upon our results of operations and financial position.  We anticipate that Pristine Water Solutions’ and Flex-Kleen’s performance during the fiscal year beginning February 1, 2013 will be at a level that will not indicate impairment of their goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate. Please refer to page 25, “Critical Accounting Policies and Estimates”, for additional information concerning goodwill impairment.

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
In the fiscal year ended January 31, 2013, 27.9% of our sales were to customers outside the United States, as compared with 27.9% in the prior fiscal year.  As part of our business strategy, we plan to increase our international sales, although we cannot assure you that we will be able to do so.  Conducting business outside of the United States subjects us to significant additional risks, including:

•	export and import restrictions, tax consequences and other trade barriers;
•	currency fluctuations;
•	greater difficulty in accounts receivable collections;
•	economic and political instability;

Index

•	foreign exchange controls that prohibit payment in U.S. dollars; and
•	increased complexity and costs of managing and staffing international operations.

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

We may make future acquisitions, which involve numerous risks that could impact our business and results of operations.
Our operating strategy involves expanding our scope of products and services through selective acquisitions and the formation of new business units. We have acquired, and may selectively acquire, other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve numerous risks, including:

•	difficulties in integrating the acquired businesses, product or service lines, assets or technologies;
•	diverting management’s attention from normal daily operations of the business;
•	entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	unanticipated costs and exposure to undisclosed or unforeseen liabilities;
•	potential loss of key employees and customers of the acquired businesses, product or service lines, assets or technologies;
•	our ability to properly establish and maintain effective internal controls over an acquired company; and
•	increasing demands on our operational and information technology systems.

Although we would expect to conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses, product or service lines, assets or technologies we may seek to purchase, an unavoidable level of risk remains regarding their actual operating and financial condition. Until we actually assume operating control of these businesses, product or service lines, assets or technologies, we may not be able to ascertain the actual value or understand the potential liabilities. This is particularly true with respect to acquisitions that we may consider purchasing outside the United States.

Index

Failure to maintain adequate internal controls could adversely affect our business.
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our annual reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to planning for and implementation of remedial efforts in those instances where remediation is indicated. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended in the future, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.
While we continue to take action to ensure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission, or SEC, and implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

If we do not develop improved products and new products in a timely manner in response to industry demands, our business and revenues will be adversely affected.
Our businesses are characterized by ongoing technological developments and changing customer requirements. As a result, our success and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by our competition. We cannot assure you that we will be successful in developing or acquiring such rights to products on a timely basis or that such products will adequately address the changing needs of the marketplace.

Increased information technology (IT) security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.
Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Index

Challenges in the implementation of a new enterprise resource planning system could impede our ability to execute our strategy and/or limit, our capabilities in responding to current business requirements.
We currently operate a computer system that is reaching the end of its useful life. This system is used at many of our locations.  A disruption or failure with any component or module of our computer system may result in a delay to our operations, which could negatively affect our financial results. We are undertaking a full replacement of the system, and have installed the new ERP at many of our business units. We are subject to inherent costs and risks associated with replacing and changing our systems, including the following:

●	the ability to accept and fulfill customer orders;
●	the potential disruption of our internal control structure;
●	the use of funds for the software and training; and
●	an overall strain on management resources.

The new ERP system has been, and will continue to be, deployed for use throughout our company in a number of “go live” phases, with company-wide deployment expected to be completed in early fiscal 2015. Implementing a new ERP system is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. While the new ERP system is intended to further improve and enhance our information systems, large scale implementation of a new information system exposes us to the risks of starting up the new system and integrating that system with our existing systems and processes, including possible disruption of our financial reporting.

The limited liquidity for our common shares could affect your ability to sell your shares at a satisfactory price.
Our common stock is relatively illiquid.   A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock.   Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, liquidation of a holding of our stock at a satisfactory price might not be possible.

Item 1B.	Unresolved Staff Comments:

None.

Index

Item 2.	Properties:

The following manufacturing and production facilities were owned or leased by the Company as of the date of filing this report:

User	Structure	Property/Location	Status

Product Recovery/Pollution Control Technologies	73,000 square foot, cement building, with finestone facing	17 acres in Harleysville, Pennsylvania(1)	Owned

	45,500 square foot, brick building	2.3 acres in Glendale Heights, Illinois	Owned

	3,239 square foot, masonry building	Vaughan, Ontario, Canada	Leased(2)

	63,000 square foot, metal and masonry building	7 acres in Owosso, Michigan(3)	Owned

	5,758 square foot, masonry building	Tualatin, Oregon	Leased(4)

Fluid Handling Technologies	93,500 square foot, cement building with brick facing	8 acres in Telford, Pennsylvania	Owned

	66,000 square foot, metal building	17.1 acres in Indianapolis, Indiana	Owned

Mefiag Filtration Technologies	34,000 square foot, metal and masonry building	1.7 acres in Heerenveen, the Netherlands	Owned

	Vacant land	3 acres in Heerenveen, the Netherlands	Owned

	17,168 square foot cement building	Guangzhou, People’s Republic of China	Leased(5)

Filtration/Purification Technologies	31,000 square foot, cement block building	2.3 acres in Hatfield, Pennsylvania	Owned

	22,000 square foot, cement block building	2.55 acres in Waukegan, Illinois	Owned

(1)	Executive offices are housed in the building located in Harleysville, Pennsylvania.
(2)	Lease expires on March 31, 2014.
(3)	Mefiag Filtration Technologies leases space in the Product Recovery/Pollution Control Technologies facility located in Owosso, Michigan.
(4)	Lease expires on September 30, 2013.
(5)	Lease expires on July 31, 2014.

Index

Item 3.	Legal Proceedings:

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

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to the Company’s products.  In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss.  The Company has been dismissed from or settled a large number of these cases.  Cumulative settlement payments through January 31, 2013 for cases involving asbestos-related claims were $740,000, which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers.  The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 157 cases pending against the Company as of January 31, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with approximately 130 cases that were pending as of March 22, 2012.  During the current fiscal year commencing February 1, 2012 through January 31, 2013, 59 new cases were filed against the Company, and the Company was dismissed from 33 cases and settled four cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Item 4.	Mine Safety Disclosures:

Not applicable.

Index

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities:

(a) Market Information. The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “MPR”.  The high and low selling prices of the Common Shares for each quarterly period for the last two fiscal years, as reported on the New York Stock Exchange, are shown below.

		Quarter ended
Year ended January 31, 2013	April	July	October	January

Price range of common shares:
High	$10.17	$9.39	$9.354	$10.61
Low	9.95	9.02	8.95	10.34
Cash dividend paid	.0710	.0710	.0710	.0725

Year ended January 31, 2012	April	July	October	January

Price range of common shares:
High	$12.10	$11.98	$10.52	$10.49
Low	10.52	9.77	8.05	8.20
Cash dividend paid	.0660	.0660	.0660	.0710

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Met-Pro Corporation, S&P SC Industrial Machinery Index,
S&P 500 Index and Russell 2000 Index

	January 31,
	2008	2009	2010	2011	2012	2013
Met-Pro Corporation	$100.00	$108.10	$94.84	$112.55	$111.65	$113.79
S&P SC Industrial Machinery Index	100.00	62.08	81.67	112.99	117.58	143.50
S&P 500 Index	100.00	61.39	81.73	99.86	104.07	121.53
Russell 2000 Index	100.00	63.15	87.04	114.33	117.58	135.77

(c) Holders. There were 490 registered shareholders on January 31, 2013, and the Company estimates that there are approximately 4,093 additional shareholders with shares held in street name.

(d) Dividends. The Board of Directors declared quarterly dividends of $0.071 per share payable on March 16, 2012,  June 15, 2012 and September 14, 2012 to shareholders of record at the close of business on March 2, 2012, June 1, 2012 and August 31, 2012, respectively. The Board of Directors declared a quarterly dividend of $0.0725 per share payable on December 17, 2012 and March 15, 2013 to shareholders of record at the close of business on December 3, 2012 and March 1, 2013, respectively (which amounts to a 2.1% increase over the $0.071 dividend previously declared).

Index

 (e) Securities Authorized For Issuance Under Equity Compensation Plans.  Set forth below is information aggregated as of January 31, 2013 with respect to four equity compensation plans previously approved by the Company’s shareholders, being the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan.

Number of Securities
	Number of Securities			Remaining Available
	to be Issued Upon		Weighted-Average	For Future Issuance
	Exercise of		Exercise Price of	Under Equity
	Outstanding Restricted		Outstanding Restricted	Compensation Plans
	Stock Units, Options,		Stock Units, Options	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (A))
	(A)		(B)	(C)
Equity compensation plans approved by security holders	1,318,657	(1)	$ 10.30	678,459	(2)
Equity compensation plans not approved by security holders	-		-	-

(1)
The number of securities to be issued upon exercise of outstanding options and restricted stock units for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to 15,876; 393,385; 826,034 and 83,362 shares, respectively.

(2)
The number of securities remaining available for future issuance under equity compensation plans for the 1997 Stock Option Plan, the 2001 Equity Incentive Plan, the 2005 Equity Incentive Plan and the 2008 Equity Incentive Plan amounted to zero (0); zero (0); 11,821 and 666,638 shares, respectively.

(f) Stock Repurchases. The Company’s purchases of its Common Shares during the fiscal year ended January 31, 2013, represented in the table below, were made pursuant to the Company’s stock repurchase program first announced on November 5, 2008 (the “2008 Stock Buy Back Program”) covering 300,000 Common Shares.  This program has no fixed expiration date.

                           Issuer Purchases of
                           Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	That May
			As Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
February 1-29, 2012	-	$-	-	170,496
March 1-31, 2012	-	-	-	170,496
April 1-30, 2012	-	-	-	170,496
May 1-31, 2012	-	-	-	170,496
June 1-30, 2012	-	-	-	170,496
July 1-31, 2012	-	-	-	170,496
August 1-31, 2012	-	-	-	170,496
September 1-30, 2012	-	-	-	170,496
October 1-31, 2012	-	-	-	170,496
November 1-30, 2012	-	-	-	170,496
December 1-31, 2012	-	-	-	170,496
January 1-31, 2013	27,448	10.56	27,448	143,048
Total	27,448	$10.56	27,448	143,048

Index

Item 6.	Selected Financial Data:

	Years ended January 31,
	2013	2012	2011	2010	2009

Selected Operating Statement Data
Net sales	$109,941,922	$100,161,392	$88,865,426	$80,132,493	$103,391,926
Income from operations	11,877,811	10,591,284	8,970,321	6,512,555	14,057,079
Net income	8,045,223	7,133,701	6,139,132	4,439,811	9,861,065
Earnings per share, basic	.55	.49	.42	.30	.66
Earnings per share, diluted	.55	.48	.42	.30	.65

Selected Balance Sheet Data
Current assets	$73,142,575	$72,435,534	$65,346,052	$63,245,243	$64,161,732
Current liabilities	13,473,217	16,802,384	11,208,173	10,198,047	12,239,667
Working capital	59,669,358	55,633,150	54,137,879	53,047,196	51,922,065
Current ratio	5.4	4.3	5.8	6.2	5.2
Total assets	116,255,181	115,509,215	108,046,328	104,608,359	104,752,304
Long-term obligations	2,269,885	2,687,971	3,011,988	3,536,755	3,753,228
Total shareholders’ equity	88,682,376	83,821,971	84,472,924	80,977,584	78,777,481
Total capitalization	90,952,261	86,509,942	87,484,912	84,514,339	82,530,709
Return on average total assets, %	6.9	6.4	5.8	4.2	9.2
Return on average shareholders’ equity, %	9.3	8.5	7.4	5.6	12.2

Other Financial Data
Net cash flows from operating activities	$5,284,478	$8,959,787	$8,597,505	$15,645,713	$12,142,087
Capital expenditures	1,997,489	2,097,233	1,665,949	2,133,807	1,580,528
Dollar value of share repurchases	289,868	167,534	935,631	251,612	7,694,333
Shareholders’ equity per share	6.03	5.71	5.76	5.54	5.40
Cash dividends paid per share	.2855	.269	.246	.240	.230
Average common shares, basic	14,685,038	14,662,055	14,629,215	14,602,276	14,909,809
Average common shares, diluted	14,738,035	14,774,692	14,758,659	14,675,735	15,219,540
Common shares outstanding	14,696,875	14,678,628	14,658,262	14,617,015	14,600,109

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

Results may differ materially from our current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors and other one-time events.  Please refer to other important factors disclosed previously and from time to time in Met-Pro’s other filings with the Securities and Exchange Commission.

The following discussion also should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, together with the above “Forward-Looking Statements; Factors That May Affect Future Results” and aforementioned Item 1A. “Risk Factors”.

Results of Operations:

The following table sets forth for the periods indicated the percentage of total net sales that such items represent in the consolidated statements of income.

	Years ended January 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.6%	64.7%	63.7%
Gross profit	34.4%	35.3%	36.3%

Selling expenses	10.8%	12.0%	13.1%
General and administrative expenses	12.8%	12.7%	13.1%
Total selling, general and administrative expenses	23.6%	24.7%	26.2%

Income from operations	10.8%	10.6%	10.1%

Interest expense	(.2%)	(.2%)	(.2%)
Other income	.2%	.4%	.4%
Income before taxes	10.8%	10.8%	10.3%
Provision for taxes	3.5%	3.7%	3.4%
Net income	7.3%	7.1%	6.9%

FYE 2013 versus FYE 2012:

Net sales for the fiscal year ended January 31, 2013 were $109.9 million compared with $100.2 million for the fiscal year ended January 31, 2012, an increase of $9.8 million or 9.8%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $49.1 million, or $5.5 million higher than the $43.6 million of sales for the fiscal year ended January 31, 2012, an increase of 12.6%. This sales increase in the current fiscal year was driven by higher sales in the (i) Strobic Air business unit, attributable to a $3.5 million order booked in the prior fiscal year and shipped in the current fiscal year and (ii) Met-Pro Environmental Air Solutions business units, primarily attributable to the Bio-Reaction product line.

Index

Sales in the Fluid Handling Technologies reporting segment totaled $37.7 million, or $4.4 million higher than the $33.3 million of sales for the fiscal year ended January 31, 2012, an increase of 13.3%.The fiscal year ended January 31, 2013 benefited from a $6.0 million Fybroc export order that was shipped and invoiced within the fiscal year, as compared to a $3.7 million Fybroc export order that was substantially shipped and invoiced in the fiscal year ended January 31, 2012.

Sales in the Mefiag Filtration Technologies reporting segment totaled $13.0 million, essentially flat with sales for the year ended January 31, 2012, resulting from a sales increase in our North America and China operations,  offset by a sales decrease in our European operation attributable to unfavorable foreign exchange translation compared with the prior year.  The industrial markets serviced by this reporting segment are primarily comprised of the automotive and housing industries.

Sales in the Filtration/Purification Technologies segment were $10.2 million, or $0.2 million lower than the $10.4 million of sales for the fiscal year ended January 31, 2012, a decrease of 1.7%.  This decrease was due to lower demand in the Keystone Filter and Pristine Water Solutions businesses compared with the same period last year, as a result of price competition and continued weakness in the markets serviced by these business units.

Foreign sales were $30.6 million for the fiscal year ended January 31, 2013, compared with $28.0 million for the same period last year, an increase of $2.6 million or 9.5%. This increase was primarily attributable to a foreign sales increase of 17.0% in the Fluid Handling Technologies reporting segment due to the aforementioned Fybroc export order and a 15.4% increase in the Product Recovery/Pollution Control Technologies reporting segment.

Income from operations for the fiscal year ended January 31, 2013 was $11.9 million compared with $10.6 million for the fiscal year ended January 31, 2012, an increase of $1.3 million or 12.1%.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1.0 million, or $0.2 million lower than the $1.2 million for the fiscal year ended January 31, 2012, a decrease of 13.7%.  The decrease in income from operations in this reporting segment was primarily related to three large contracts in the Met-Pro Environmental Air Solutions business unit which, although contributing $2.7 million in revenue, were at an aggregate break even gross profit, and higher general and administrative expense.  These adverse factors offset the higher gross profit margins in the Strobic Air business unit and Bio-Reaction brand compared with the same period last year.

Income from operations in the Fluid Handling Technologies reporting segment totaled $10.0 million, or $1.8 million higher than the $8.2 million for the fiscal year ended January 31, 2012, an increase of 21.1%.  The increase in income from operations resulted from a 13.3% increase in sales, as well as higher gross profit margins within this reporting segment.

Income from operations in the Mefiag Filtration Technologies reporting segment totaled $0.8 million, essentially flat with the comparable fiscal year period.

Income from operations in the Filtration/Purification Technologies segment was $0.1 million, or $0.3 million lower than the $0.4 million for the fiscal year ended January 31, 2012, a decrease of 79.9%.The decrease in income from operations was primarily related to lower gross margins in the Pristine Water Solutions business unit, attributable to competitive pricing pressures in the municipal markets serviced by this business unit.

Net income for the fiscal year ended January 31, 2013 was $8.0 million compared with $7.1 million for the fiscal year ended January 31, 2012, an increase of $0.9 million or 12.8%.

Gross profit margin for the fiscal year ended January 31, 2013 was 34.4% compared with 35.3% for the prior fiscal year. The gross profit margin in our Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments as well as Filtration/Purification Technologies segment were lower as compared with the same period last year, which offset higher gross profit margins in our Fluid Handling Technologies reporting segment as compared with the same period last year.

Selling expense was $11.8 million for the fiscal year ended January 31, 2013 compared with $12.0 million for the prior fiscal year, a decrease of $0.2 million.  The decrease in selling expense was primarily attributable to lower payroll expense partially offset by increased advertising in the current year period compared to the prior year period.  Selling expense as a percentage of net sales was 10.8% for the fiscal year ended January 31, 2013 compared with 12.0% for the same period last year.

General and administrative expense was $14.1 million for the fiscal year ended January 31, 2013, compared with $12.8 million in the prior fiscal year, an increase of $1.3 million.  This increase was due primarily to: (i) healthcare and pension expenses which were $0.9 million higher in the current year period compared with the same period last year and (ii) costs of approximately $0.7 million related to separation expenses, which included salary continuation, stock option modification and transition expenses, associated with the Company’s change in its Chief Financial Officer, compared with $0.3 million of severance expense in the prior year period.  General and administrative expense as a percentage of net sales was 12.8% for the fiscal year ended January 31, 2013, compared with 12.7% for the prior fiscal year.

Index

Interest expense was approximately $0.2 million for each of the fiscal years ended January 31, 2013 and 2012.

Other income was $0.2 million for the fiscal year ended January 31, 2013, compared with $0.4 million in the prior fiscal year, a decrease of $0.2 million.  The decrease in other income was primarily attributable to higher gains on foreign currency exchange in the prior year period compared to the current year period.

The effective tax rates for the fiscal years ended January 31, 2013 and 2012 were 32.2% and 34.1%, respectively.  The decrease in the effective tax rate from the previous year was primarily the result of a one-time benefit attributable to deductible stock compensation expense resulting from a change in the status of outstanding stock options.

FYE 2012 versus FYE 2011:

Net sales for the fiscal year ended January 31, 2012 were $100.2 million compared with $88.9 million for the fiscal year ended January 31, 2011, an increase of $11.3 million or 12.7%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $43.6 million, or $2.2 million higher than the $41.4 million of sales for the fiscal year ended January 31, 2011, an increase of 5.2%. The sales increase was due primarily to higher sales for all product brands within the Met-Pro Environmental Air Solutions business unit, partially offset by lower sales for our Strobic Air systems that we attribute to, among other factors, elongated delivery schedules of booked orders, delays in the timing of customer orders for large projects and reduced construction in the pharmaceutical, university and other industries that purchase Strobic Air’s products.

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

Sales in the Filtration/Purification Technologies segment were $10.4 million, or $0.3 million higher than the $10.1 million of sales for the fiscal year ended January 31, 2011, an increase of 3.3%. This increase in sales was due primarily to increased demand in our Keystone Filter business unit partially offset by decreased demand in our Pristine Water Solutions business unit as a result of price competition, inclement weather in certain geographic areas and continued weakness in the municipal markets serviced by this business unit.

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

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment was $1.2 million, or $0.8 million lower than the $2.0 million for the fiscal year ended January 31, 2011, a decrease of 41.4%.  The decrease in income from operations in this reporting segment was primarily related to the following: (i) lower sales for our Strobic Air systems, (ii) lower gross profit margins experienced amongst all product brands within this reporting segment due primarily to product mix, increases in material cost and competitive pricing pressures and (iii) severance expense of approximately $0.3 million recognized in the Company’s second quarter ended July 31, 2011 as a result of the Company offering a voluntary employee early retirement program.

Index

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

General and administrative expense was $12.8 million for the fiscal year ended January 31, 2012, compared with $11.6 million in the prior fiscal year, an increase of $1.2 million.  The increase in general and administrative expense was primarily related to (i) higher payroll expenses, (ii) severance expense of approximately $0.3 million recognized in the Company’s second quarter ended July 31, 2011 as a result of the Company offering a voluntary employee early retirement program and (iii) higher personnel acquisition expenses.  General and administrative expense as a percentage of net sales was 12.7% for the fiscal year ended January 31, 2012, compared with 13.1% for the prior fiscal year.

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

Index

The Company’s cash and cash equivalents were $33.3 million on January 31, 2013 compared with $34.6 million on January 31, 2012, a decrease of $1.3 million.  The decrease in the Company’s cash and cash equivalents is primarily the net result of quarterly cash dividend payments aggregating to $4.2 million, investment in property and equipment of $2.0 million and payments on debt totaling $0.9 million,  partially offset by the positive cash flows provided by operating activities of $5.3 million.

The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Cash flows provided by operating activities during the fiscal year ended January 31, 2013 amounted to $5.3 million compared with $9.0 million in the prior year fiscal period, a decrease of $3.7 million.  The decrease in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) a decrease in accounts payable and accrued expenses of $1.4 million compared with an increase in accounts payable and accrued expenses of $3.1 million for the same period last year, or a period-to-period cash outflow of $4.5 million and (ii) a decrease in customers’ advances of $1.8 million compared with an increase in customers’ advances of $2.3 million for the same period last year, or a period-to-period cash outflow of $4.1 million.  These cash outflows were partially offset by the following: (i) a decrease in inventories of $0.1 million compared with an increase in inventories of $2.5 million for the same period last year, or a period-to-period cash inflow of $2.5 million, (ii) a decrease in accrued pension retirement benefits of $1.3 million compared with a decrease in accrued pension benefits of $2.7 million for the same period last year, or a period-to-period cash inflow of $1.4 million, (iii) net income increasing by $0.9 million from the same period last year and (iv) an increase in accounts receivable of $1.4 million compared with an increase in accounts receivable of $2.2 million in the same period last year, or a period-to-period cash inflow of $0.8 million.

Cash flows used in investing activities during the fiscal year ended January 31, 2013 amounted to $1.8 million compared with cash flows used in investing activities of $2.6 million for the same period last year, a decrease of $0.8 million.  The decrease in cash flows used in investing activities is due to proceeds from maturities of investments of $1.3 million compared with proceeds from maturities of investments of $0.5 million for the same period last year, or a period-to-period cash inflow of $0.8 million.

Financing activities during the fiscal year ended January 31, 2013 utilized $4.8 million of available resources, compared with $4.2 million utilized during the prior year period.  The increase in cash utilized amounting to $0.6 million is principally due to increases in payments for dividends and debt, somewhat offset by lower borrowings under the Company’s Mefiag B.V. subsidiary’s line of credit, compared with the same period last year.

The Board of Directors declared quarterly dividends of $0.071 per share payable on March 16, 2012,  June 15, 2012 and September 14, 2012 to shareholders of record at the close of business on March 2, 2012, June 1, 2012 and August 31, 2012, respectively. The Board of Directors declared a quarterly dividend of $0.0725 per share payable on December 17, 2012 and March 15, 2013 to shareholders of record at the close of business on December 3, 2012 and March 1, 2013, respectively.

The Company and its subsidiaries have access to $4.4 million of uncommitted, unsecured domestic and foreign lines of credit, subject to terms thereof, of which $0.8 million has been committed for standby letters of credit as of January 31, 2013.

The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio.  At January 31, 2013, we were in compliance with both financial covenants. The required liability/tangible net worth ratio, which measures total liabilities to tangible net worth, is a maximum of 1.20 times.  At January 31, 2013 and 2012, our liability/tangible net worth ratio using this measure was 0.42 times and 0.52 times, respectively.  The required fixed charge coverage ratio, which is an adjusted earnings measure as defined by our facility, compared with the aggregate of interest expense, debt service, dividends and capital expenditures, is a ratio of at least 1.05 times. At January 31, 2013 and 2012, our fixed charge coverage ratio using this measure was 1.70 times and 1.54 times, respectively.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, the majority of our debt instruments contain a cross default provision, whereby a default on one debt obligation of the Company in excess of a specified amount, also would be considered a default under the terms of another debt instrument. As of January 31, 2013, we were in compliance with all such provisions.

As of January 31, 2013, approximately $1.6 million of the Company’s cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management’s intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Index

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

The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”.  ASC Topic 715 requires that we recognize the overfunded or underfunded status of our pension plans (the “Plans”) as an asset or liability in the consolidated balance sheets, with changes in the funded status recognized through other comprehensive income in the year in which they occur.  ASC Topic 715 also requires us to measure the funded status of the Plans as of the year end consolidated balance sheets date.  We froze the accrual of future benefits for our salaried and non-union hourly employees effective as of December 31, 2006, and for our union hourly employees effective as of December 31, 2008. As of January 31, 2013, our unfunded pension liability was approximately $8.9 million, and we expect to contribute approximately $1.2 million to the pension plans during the fiscal year ending January 31, 2014.

As part of our commitment to the future, the Company expended $2.2 million and $2.5 million on research and development in the fiscal years ended January 31, 2013 and 2012, respectively.

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

Contractual Obligations:

 The following table summarizes the Company’s contractual cash obligations as of January 31, 2013 by required payment periods:

						Total
						Contractual
Payments Due By	Long-Term	Purchase	Operating	Interest	Pension	Cash
Period	Debt	Obligations	Leases	Expense	Contributions	Obligations
Less than 1 Year	$369,622	$7,441,036	$110,392	$137,132	$1,194,591	$9,252,773
1 – 3 Years	739,244	-	30,464	209,596	2,268,747	3,248,051
3 – 5 Years	467,684	-	-	135,044	566,051	1,168,779
More than 5 Years	759,985	-	-	79,799	369,199	1,208,983
Total	$2,336,535	$7,441,036	$140,856	$561,571	$4,398,588	$14,878,586

Future expected obligations under the Company’s pension plans are included in the contractual cash obligations table above, up to, but not more than five years.  The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  The Company currently projects that it will contribute $1.2 million to its pension plans during the fiscal year ending January 31, 2014.

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

During the fiscal year ended January 31, 2013, we performed a quantitative impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Pristine Water Solutions, which represents 16.1% of the total Company-wide goodwill.  There was a decline in net sales and operating profit of our Pristine Water Solutions business unit during the current fiscal year, that we attribute to a number of factors including raw material price increases, increased price competition, product mix, continued weaknesses in Pristine Water Solutions’ principal market, the municipal market, and inclement weather in certain geographic areas which affected product demand.

For Pristine Water Solutions, the carrying value as of January 31, 2013 and 2012 amounted to $4.3 million and $4.6 million, respectively.  The fair value of Pristine Water Solutions as of January 31, 2013 and 2012 totaled $6.3 million and $5.9 million, respectively.   As a result, the fair value exceeded the carrying amount, including goodwill, by $2.0 million and $1.3 million at January 31, 2013 and 2012, respectively.  Therefore, as of January 31, 2013, Pristine Water Solutions’ goodwill was not impaired.

Because of market conditions and/or potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.  Based on current projections, a one percent decrease in revenue growth, a one percent decrease in gross margin or a one percent increase in the weighted average cost of capital would reduce the fair value for Pristine Water Solutions by $1.1 million, $0.5 million, and $0.4 million, respectively.  Additionally, the Company cannot predict the occurrence of unknown events that might adversely affect the reportable value of goodwill related to Pristine Water Solutions.

Index

Flex-Kleen, which initially performed well after being acquired by Met-Pro, thereafter had several years of declining performance which we attributed primarily to a general weakness in its served markets.  As of January 31, 2012, Flex-Kleen’s fair value exceeded its carrying amount but not by a significant amount.   Due to improving performance during the year ended January 31, 2013, Flex-Kleen’s fair value increased and exceeded its carrying amount by a significant amount as of January 31, 2013.  This improvement is attributable to general strengthening in the markets served by Flex-Kleen.

Our impairment models provide that Pristine Water Solutions’ and Flex-Kleen’s performance needs to continue to improve on an annual basis for a number of fiscal years in order for us not to be potentially required to write-off some or all of their goodwill.  If in the future we determine that there has been an impairment of Pristine Water Solutions’ and/or Flex-Kleen’s goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would have an adverse impact upon our results of operations and financial position.  We anticipate that Pristine Water Solutions’ and Flex-Kleen’s performance during the fiscal year beginning February 1, 2013 will be at a level that will not indicate impairment of their goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate.

Pension Obligations:

The determination of our obligation and expense for pension benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions are described in Note 12 of the January 31, 2013 consolidated financial statements included in Form 10-K and include, among others, the discount rate and the expected long-term rate of return on plan assets.  A decrease in the discount rate by 25 basis points would have had an immaterial impact on net periodic pension expense, but would have increased the projected benefit obligation by $0.9 million.  A decrease in the long-term rate of return on plan assets by 25 basis points would have increased net periodic pension expense by $0.1 million, but would have had no impact on the projected benefit obligation. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods.  While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), an update to ASC Topic 220 - Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows.

Index

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt, at January 31, 2013 was $2.6 million.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at January 31, 2013. Although most of the interest on the Company’s debt is indexed to either the LIBOR or EURIBOR market rates, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing April 2021.  The Company swapped the ninety day LIBOR for a fixed rate of 4.87%. As of January 31, 2013 the effective fixed interest rate was 7.01% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2013.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $190,873 (net of tax) and $230,760 (net of tax) at January 31, 2013 and 2012, respectively.  These results are recorded in the accumulated other comprehensive loss section of shareholders’ equity.  See Note 7, “Debt,” in the Notes to Consolidated Financial Statements for additional information.

The Company has wholly-owned subsidiaries located in the Netherlands, Canada, the People’s Republic of China and Chile.  In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results.  Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings.  Due to the fact that most of our foreign sales are denominated in the local currency, we do not anticipate that exposure to foreign currency rate fluctuations will be material in the fiscal year ending January 31, 2014.

Index

Item 8.	Financial Statements and Supplementary Data:

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have audited the accompanying consolidated balance sheets of Met-Pro Corporation and its wholly-owned subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2013. Our audits also included the financial statement schedule as of and for the years ended January 31, 2013, 2012 and 2011 included on page 63. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2013,  in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Met-Pro Corporation’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
March 21, 2013

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended January 31,
	2013	2012	2011
Net sales	$109,941,922	$100,161,392	$88,865,426
Cost of goods sold	72,154,899	64,792,385	56,587,326
Gross profit	37,787,023	35,369,007	32,278,100

Operating expenses
Selling	11,818,299	12,017,123	11,674,270
General and administrative	14,090,913	12,760,600	11,633,509
Total selling, general and administrative	25,909,212	24,777,723	23,307,779
Income from operations	11,877,811	10,591,284	8,970,321

Interest expense	(166,206)	(191,181)	(212,470)
Other income	154,076	434,207	362,046
Income before taxes	11,865,681	10,834,310	9,119,897
Provision for taxes	3,820,458	3,700,609	2,980,765
Net income	$8,045,223	$7,133,701	$6,139,132

Earnings per share
Basic	$.55	$.49	$.42
Diluted	$.55	$.48	$.42

Average number of common and common equivalent shares outstanding
Basic	14,685,038	14,662,055	14,629,215
Diluted	14,738,035	14,774,692	14,758,659

The notes to consolidated financial statements are an integral part of the above statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended January 31,
	2013	2012	2011

Net Income	$8,045,223	$7,133,701	$6,139,132
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	242,856	(230,532)	(82,149)
Minimum pension liability adjustment, net of tax of $104,186, $2,483,486 and ($334,943), respectively	(177,397)	(4,228,638)	570,307
Interest rate swap, net of tax of ($23,426), $34,032 and $6,040, respectively	39,888	(57,946)	(10,284)
Other comprehensive income (loss), net of tax	105,347	(4,517,116)	477,874
Total comprehensive income	$8,150,570	$2,616,585	$6,617,006

The notes to consolidated financial statements are an integral part of the above statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$33,305,908	$34,581,394
Short-term investments	1,022,266	764,061
Accounts receivable, net of allowance for doubtful accounts of $288,102 and $491,138, respectively	19,094,589	17,373,121
Inventories	17,870,720	17,847,143
Prepaid expenses, deposits and other current assets	1,848,049	1,683,486
Deferred income taxes	1,043	186,329
Total current assets	73,142,575	72,435,534

Property, plant and equipment, net	19,499,593	19,322,436
Goodwill	20,798,913	20,798,913
Other assets	2,814,100	2,952,332
Total assets	$116,255,181	$115,509,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$369,622	$657,216
Accounts payable	6,081,691	7,684,739
Accrued salaries, wages and benefits	1,775,438	1,827,603
Other accrued expenses	2,780,051	2,357,929
Dividend payable	1,068,862	1,042,297
Customers’ advances	1,397,553	3,232,600
Total current liabilities	13,473,217	16,802,384

Long-term debt	2,269,885	2,687,971
Accrued pension retirement benefits	9,652,313	10,618,047
Other non-current liabilities	58,589	56,391
Deferred income taxes	2,118,801	1,522,451
Total liabilities	27,572,805	31,687,244
Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares authorized, 15,928,679 shares issued, of which 1,231,824 and 1,250,051 shares were reacquired and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	4,899,188	4,058,735
Retained earnings	100,054,279	96,228,764
Accumulated other comprehensive loss	(7,613,536)	(7,718,883)
Treasury shares, at cost	(10,250,423)	(10,339,513)
Total shareholders’ equity	88,682,376	83,821,971
Total liabilities and shareholders’ equity	$116,255,181	$115,509,215

The notes to consolidated financial statements are an integral part of the above statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended January 31,
	2013	2012	2011

Cash flows from operating activities
Net income	$8,045,223	$7,133,701	$6,139,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,022,450	1,914,418	1,824,685
Deferred income taxes	855,679	1,197,654	439,069
Loss on sales of property and equipment, net	2,176	102,386	8,231
Stock-based compensation	903,933	744,306	645,891
Allowance for doubtful accounts	(203,036)	46,986	240,133
Change in operating assets and liabilities:
Accounts receivable	(1,424,056)	(2,173,195)	(1,464,863)
Inventories	62,511	(2,450,559)	676,071
Prepaid expenses, deposits and other assets	(476,387)	(350,416)	(243,598)
Accounts payable and accrued expenses	(1,423,633)	3,116,045	977,454
Customers’ advances	(1,835,262)	2,323,603	22,004
Accrued pension retirement benefits	(1,247,317)	(2,647,339)	(668,901)
Other non-current liabilities	2,197	2,197	2,197
Net cash provided by operating activities	5,284,478	8,959,787	8,597,505

Cash flows from investing activities
Proceeds from sales of property and equipment	-	33,566	36,387
Acquisitions of property and equipment	(1,997,489)	(2,097,233)	(1,665,949)
Purchases of investments	(1,022,266)	(1,010,535)	(745,218)
Proceeds from maturities of investments	1,258,596	497,155	725,004
Payment for acquisition of business	-	-	(955,268)
Net cash used in investing activities	(1,761,159)	(2,577,047)	(2,605,044)

Cash flows from financing activities
Proceeds from new borrowings	224,336	477,692	189,074
Reduction of debt	(877,645)	(727,399)	(717,134)
Exercise of stock options	296,108	152,970	780,834
Payment of dividends	(4,193,142)	(3,943,332)	(3,597,539)
Purchase of treasury shares	(289,868)	(167,534)	(935,631)
Net cash used in financing activities	(4,840,211)	(4,207,603)	(4,280,396)
Effect of exchange rate changes on cash	41,406	5,443	26,645
Net (decrease) increase in cash and cash equivalents	(1,275,486)	2,180,580	1,738,710
Cash and cash equivalents at beginning of year	34,581,394	32,400,814	30,662,104
Cash and cash equivalents at end of year	$33,305,908	$34,581,394	$32,400,814

The notes to consolidated financial statements are an integral part of the above statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income/(Loss)	Shares	Total
Balances, January 31, 2010	$1,592,868	$2,988,950	$90,662,820	$(3,679,641)	$(10,587,413)	$80,977,584
Net income	-	-	6,139,132	-	-	6,139,132
Other comprehensive income, net of tax				477,874		477,874
Dividends	-	-	(3,688,705)	-	-	(3,688,705)
Stock-based compensation	-	645,891	-	-	-	645,891
Stock option transactions	-	(262,537)	-	-	1,043,371	780,834
Purchase of 86,406 treasury shares	-	-	-	-	(935,631)	(935,631)
Stock option tax benefit	-	75,945	-	-	-	75,945
Balances, January 31, 2011	1,592,868	3,448,249	93,113,247	(3,201,767)	(10,479,673)	84,472,924
Net income	-	-	7,133,701	-	-	7,133,701
Other comprehensive (loss), net of tax				(4,517,116)	-	(4,517,116)
Dividends	-	-	(4,018,184)	-	-	(4,018,184)
Stock-based compensation	-	744,306	-	-	-	744,306
Stock option transactions	-	(53,002)	-	-	205,972	152,970
Restricted stock unit transactions	-	(101,722)	-	-	101,722	-
Purchase of 16,861 treasury shares	-	-	-	-	(167,534)	(167,534)
Stock option tax benefit	-	20,904	-	-	-	20,904
Balances, January 31, 2012	1,592,868	4,058,735	96,228,764	(7,718,883)	(10,339,513)	83,821,971
Net income	-	-	8,045,223	-	-	8,045,223
Other comprehensive income, net of tax				105,347	-	105,347
Dividends	-	-	(4,219,708)	-	-	(4,219,708)
Stock-based compensation	-	903,933	-	-	-	903,933
Stock option transactions	-	(13,507)	-	-	309,615	296,108
Restricted stock unit transactions	-	(69,343)	-	-	69,343	-
Purchase of 27,448 treasury shares	-	-	-	-	(289,868)	(289,868)
Stock option tax benefit	-	19,370	-	-	-	19,370
Balances, January 31, 2013	$1,592,868	$4,899,188	$100,054,279	$(7,613,536)	$(10,250,423)	$88,682,376

The notes to consolidated financial statements are an integral part of the above statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

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

Comprehensive income (loss):

Comprehensive income includes all changes to shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, foreign currency transaction adjustment, minimum pension liability adjustment, net of tax and interest rate swap, net of tax.

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

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

Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Renewals and betterments are capitalized (see Note 6). Upon sale or disposal of property, plant and equipment, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts, and the net amount, less any proceeds from sale, is recorded in income. For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-39
Machinery and equipment	5-10
Furniture and fixtures	5-7
Automotive equipment	3

The carrying amounts of all long-lived assets are evaluated periodically to determine if an adjustment to the depreciation period or the non-depreciated balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists as of January 31, 2013.

Goodwill:

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

No impairment was present upon performing the annual impairment testing in the fiscal year ended January 31, 2013, as the result of such testing was that the fair value of each reporting unit exceeded its carrying value, including goodwill.  At January 31, 2013, the goodwill associated with the Company’s three reporting segments and one other segment totaled $20,798,913.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The carrying amount of goodwill, by the three reporting segments and one other segment for the fiscal year ended January 31, 2013, is as follows:

	Product Recovery/ Pollution Control Technologies	Fluid Handling Technologies	Mefiag Filtration Technologies	Filtration/ Purification Technologies	Total
Balance as of February 1, 2012	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913
Goodwill acquired during the period	-	-	-	-	-
Balance as of January 31, 2013	$15,706,667	$11,542	$1,732,482	$3,348,222	$20,798,913

There was no change in the carrying amount of goodwill for the fiscal year ended January 31, 2012.

Other intangible assets:

The Company maintains intangible assets with finite and indefinite lives.  The following is a summary of the Company’s components of other intangible assets, which are reported in other assets on the consolidated balance sheets.

	January 31, 2013		January 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Amount	Amortization
Patents	$791,194	$(197,855)	$761,821	$(131,665)
Customer lists	384,000	(288,167)	384,000	(275,667)
Intellectual property	195,886	(195,886)	195,886	(195,886)
Other	181,337	(134,656)	181,337	(110,753)
	$1,552,417	$(816,564)	$1,523,044	$(713,971)

Unamortized intangible assets
Trademarks	$11,963	$0	$11,963	$0

The following is a summary of the amortization expense related to the Company’s components of other intangible assets:

Amortization expense for the year ended
January 31, 2011	$52,017
January 31, 2012	107,851
January 31, 2013	102,593

Estimated amortization expense for the year ending
January 31, 2014	$82,117
January 31, 2015	81,671
January 31, 2016	80,724
January 31, 2017	79,057
January 31, 2018	75,724
Thereafter	336,560
$735,853

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

For financial reporting purposes, provisions for amortization are calculated on a straight-line basis over the following estimated useful lives for the identified intangible assets:

Years
Patents	6-20
Customer lists	10
Intellectual property	10
Other	2-20

Asset Available for Sale:

The Company maintains a vacant plot of land available for sale in Heerenveen, the Netherlands amounting to $567,459 and $546,771 as of January 31, 2013 and 2012, respectively.  This asset available for sale is reported in other assets on the consolidated balance sheets.

Revenue recognition:

The Company recognizes a majority of its revenues from product sales or services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; and the selling price is fixed or determinable and collectability is reasonably assured.  FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”), provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  Revenue from contracts related to the Company’s subsidiary Bio-Reaction Industries Inc., representing less than 5% of revenues, are recognized on the percentage of completion method, measured by the percentage of contract costs incurred to date, compared with the estimated total contract costs for each contract.  This method is used because management considers contract costs to be the best available measure of progress on these contracts related to Bio-Reaction Industries Inc.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with ASC Topic 605.

Advertising:

Advertising costs are charged to operations in the year incurred and were $1,354,995, $1,258,220, and $988,217 for the years ended January 31, 2013, 2012, and 2011, respectively.

Research and development:

Research and development costs are charged to operations in the year incurred and were $2,155,025, $2,512,923, and $2,242,052 for the years ended January 31, 2013, 2012, and 2011, respectively.

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

Income Taxes:

Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Under ASC Topic 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed.  Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes.  Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years.  The Company establishes a valuation allowance for deferred tax assets for which realization is not more likely than not.

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

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in general and administrative expenses.  No such interest and penalties were recognized during the years ended January 31, 2013, 2012 and 2011.

Earnings per share:

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed based on the weighted average number of shares outstanding plus all potential dilutive common shares outstanding (stock options) and awards of restricted stock units during each year.

Dividends payable:

On December 20, 2012, the Board of Directors declared a $0.0725 per share quarterly cash dividend payable on March 15, 2013 to shareholders of record at the close of business on March 1, 2013, amounting to an aggregate of $1,068,862.

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

Supplemental cash flow information:

	2013	2012	2011
Cash paid during the year for:
Interest	$167,619	$192,971	$210,497
Income taxes	3,258,500	2,394,238	2,096,789

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 2:	NEW OR RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), an update to ASC Topic 220 - Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 3:	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents:

Cash and cash equivalents at January 31, 2013 and 2012 amounted to $33,305,908 and $34,581,394, respectively. The cash and cash equivalents balance at January 31, 2013 was comprised of the following: (i) cash amounting to $11,237,309 and (ii) cash equivalents consisting of money market funds amounting to $22,068,599.  The Company places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At January 31, 2013, the Company’s cash and cash equivalents were held at 20 financial institutions.

Short-term investments:

Short-term investments at January 31, 2013 and 2012 amounted to $1,022,266 and $764,061, respectively.  The short-term investment balance at January 31, 2013 was comprised of four certificates of deposit with twelve month maturity dates.  The short-term investment balance at January 31, 2012 was comprised of two certificates of deposit with nine month maturity dates and one certificate of deposit with a twelve month maturity date.

Long-term investments:

Long-term investments at January 31, 2013 and 2012 amounted to zero and $494,537, respectively, which are reported in other assets on the consolidated balance sheets.  The long-term investment balance at January 31, 2012 was comprised of two certificates of deposit with fourteen and fifteen month maturity dates.  The Company evaluates the creditworthiness of the financial institutions and the financial instruments in which it invests.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

Debt:

The estimated fair value and carrying amount of debt were as follows:

	January 31,
	2013	2012
Fair value	$2,853,342	$3,747,061
Carrying amount	2,639,507	3,345,187

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

Fair value measurements:

The following table summarizes the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at January 31, 2013 and 2012:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$33,305,908	$33,305,908	$-	$-
Short-term investments	1,022,266	1,022,266	-	-
Cash surrender value - life insurance policies	1,389,781	-	1,389,781	-
Interest rate swap agreement	(302,972)	-	(302,972)	-
	$35,414,983	$34,328,174	$1,086,809	$-

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	January 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,581,394	$34,581,394	$-	$-
Short-term investments	764,061	764,061	-	-
Long-term investments	494,537	494,537	-	-
Cash surrender value - life insurance policies	1,089,989	-	1,089,989	-
Interest rate swap agreement	(366,286)	-	(366,286)	-
	$36,563,695	$35,839,992	$723,703	$-

There were no transfers of assets or liabilities between Level 1 and Level 2 in the fiscal years ended January 31, 2013 or 2012.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  The Company’s cash surrender value of life insurance policies (which are reported in other assets on the consolidated balance sheets) and the interest rate swap agreement are valued using Level 2 measurements based on quotes for like instruments with similar credit ratings and terms, as provide by the applicable financial institutions.

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

The following table summarizes the shares used in computing basic and diluted net income per common share:

	January 31,
	2013	2012	2011
Numerator:
Net income	$8,045,223	$7,133,701	$6,139,132
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,685,038	14,662,055	14,629,215
Dilutive effect of stock-based compensation plans	52,997	112,637	129,444
Weighted average common shares outstanding during the period for diluted computation	14,738,035	14,774,692	14,758,659

Earnings per share, basic	$.55	$.49	$.42
Earnings per share, diluted	$.55	$.48	$.42

For the fiscal years ended January 31, 2013, 2012 and 2011, employee stock options to purchase 653,634, 616,585, and 642,585 common shares were excluded from the calculations of diluted earnings per share as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares during these periods.

NOTE 5:	INVENTORIES

Inventories consisted of the following:

	January 31,
	2013	2012
Raw materials	$13,262,612	$12,673,210
Work in process	2,966,664	2,808,747
Finished goods	1,641,444	2,365,186
	$17,870,720	$17,847,143

At January 31, 2013 and 2012, inventories valued at the last-in, first-out method (“LIFO”) were $2,367,256 and $1,790,705, respectively.  The LIFO value of inventories was lower than replacement cost by $1,599,392 and $1,553,153 at January 31, 2013 and 2012, respectively.

The book basis of LIFO inventories exceeded the tax basis by approximately $867,107 and $866,900 at January 31, 2013 and January 31, 2012, respectively, as a result of applying the provisions of FASB ASC Topic 805, “Business Combinations”, to an acquisition completed in a prior year.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31,
	2013	2012
Land	$1,949,449	$1,946,228
Buildings and improvements	21,799,914	20,980,144
Machinery and equipment	14,975,564	14,201,851
Furniture and fixtures	6,172,741	5,514,662
Automotive equipment	1,607,259	1,504,380
Construction in progress	838,530	1,654,176
	47,343,457	45,801,441
Less accumulated depreciation	27,843,864	26,479,005
	$19,499,593	$19,322,436

Depreciation of property, plant and equipment charged to operations amounted to $1,919,497, $1,806,567, and $1,772,668 for the fiscal years ended in 2013, 2012 and 2011, respectively.

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

NOTE 7:	DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,407,340 which can be used for working capital.  Of the total lines of credit available, the foreign unsecured line of credit totals $407,340 (300,000 Euro).  As of January 31, 2013 and 2012 the Company had zero outstanding borrowings from its domestic line of credit.  The Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had zero outstanding borrowings as of January 31, 2013 and $265,581, or 202,997 Euro, as of January 31, 2012.

Short-term and long-term debt consisted of the following:

	January 31,
	2013	2012
Bond payable, bank, payable in quarterly installments of $58,460, plus interest at a rate equal to the greater of (i) 16 basis points below the ninety day LIBOR rate or (ii) 250 basis points (effective interest rate of 2.50% at both January 31, 2013 and 2012), maturing April, 2021, collateralized by the Telford, PA building	$1,929,195	$2,163,037

Note payable, bank, payable in quarterly installments of $33,945 (25,000 Euro), plus interest at a fixed rate of 3.82%, maturing January, 2016, collateralized by the Heerenveen, Netherlands building	407,340	523,320

Equipment note, payable in monthly installments of $13,482, no interest, matured March 2012	-	26,963

Line of credit, $265,581, or 202,997 Euro, payable upon demand, plus interest at a rate of 70 basis points over the thirty day EURIBOR rate (effective interest rate of 1.41% at January 31, 2012)	-	265,581

	2,336,535	2,978,901
Less current portion	369,622	657,216
	1,966,913	2,321,685
Fair market value of interest rate swap liability	302,972	366,286
Long-term portion	$2,269,885	$2,687,971

One of the notes payable and the bond payable are subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of January 31, 2013, the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%. As of January 31, 2013, the effective  interest rate was 7.01% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging”.  There was no hedge ineffectiveness as of January 31, 2013.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $190,873 (net of tax), $230,760 (net of tax), and $172,814 (net of tax) at January 31, 2013, 2012 and 2011, respectively.  These results are recorded in the accumulated other comprehensive income (loss) section of shareholders’ equity.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The bank has issued and has outstanding standby letters of credit to customers totaling $805,304 as of January 31, 2013, which have expiration dates during the fiscal years ending January 31, 2014.

Maturities of short-term and long-term debt are as follows:

Year Ending
January 31,
2014	$369,622
2015	369,622
2016	369,622
2017	233,842
2018	233,842
Thereafter	759,985
$2,336,535

NOTE 8:	SHAREHOLDERS’ EQUITY

During the fiscal years ended January 31, 2013 and 2012, the Company repurchased 27,448 and 16,861 shares, respectively, pursuant to a 300,000 share stock repurchase program authorized by the Company’s Board of Directors on November 5, 2008.  The 300,000 share stock repurchase program has no fixed expiration date and, as of January 31, 2013, there were 143,048 shares remaining under the program.

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

NOTE 9:	STOCK-BASED COMPENSATION

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The Company grants equity awards to its senior executives and non-employee Directors.  Historically, this has consisted of stock option awards.  In December 2010, the Company’s Board of Directors approved a change in practice to begin awarding non-employee Directors restricted stock units (“RSUs”).

Restricted Stock Units:

On June 6, 2012 and December 16, 2011, the Company awarded an aggregate of 15,465 RSUs and 8,385 RSUs, respectively, to its five non-employee Directors.  Each RSU entitles the grantee to receive, from the Company, one common share at the vesting date in accordance with the terms of the award agreement.  All of the awards granted on December 16, 2011 were issued upon vesting at the Annual Meeting of Shareholders on June 6, 2012.  The awards granted on the date of the 2012 Annual Meeting of Shareholders on June 6, 2012 are scheduled to vest at the 2013 Annual Meeting of Shareholders.  The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the Board of Directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on June 6, 2012 was $9.70 (which is the average of the high and low price of the Company’s common shares on the NYSE that day).  Total stock-based compensation expense related to RSU awards was $150,009 for the fiscal year ended January 31, 2013.  As of January 31, 2013, there was a total of $50,004 of unrecognized compensation expense related to the non-vested RSU awards.

The following table summarizes RSU transactions for the fiscal year ended January 31, 2013:

Units
Non-vested at February 1, 2012	8,385
Granted	15,465
Vested	(8,385)
Forfeited	-
Non-vested at January 31, 2013	15,465

Stock options:

On June 6, 2012, April 2, 2012, February 27, 2012 and December 17, 2010, the Company granted 3,300, 54,625, 97,299, and 125,448 stock options, respectively, to its senior executives, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.   In the event of a “change of control”, certain unvested options may become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to early termination conditions.  The fair value of options granted is amortized into compensation expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The fair value of the options is estimated as of the grant date using the Black-Scholes option valuation model.  The per share fair value weighted-averages at the date of grant for stock options granted in the months of June 2012, April 2012, February 2012, and December 2010 were $2.91, $3.18, $2.96 and $3.95, respectively.

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Fiscal Years Ended January 31,
	2013	2012	2011
Expected term (years)	5.0	-	5.0
Risk-free interest rate	0.88% - 2.11%	-	1.90% - 3.53%
Expected volatility	43% - 45%	-	29% - 45%
Dividend yield	2.18% - 2.93%	-	1.88% - 2.48%

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

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

The following table summarizes stock option transactions for the fiscal year ended January 31, 2013:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Life (years)	Value
Options:
Outstanding at February 1, 2012	1,223,292	$10.2437	5.52	.
Granted	155,224	10.0439
Forfeited	(28,078)	10.8943
Expired	(9,956)	5.5476
Exercised	(37,290)	7.9407
Outstanding at January 31, 2013	1,303,192	$10.3077	4.83	$766,478

Exercisable at January 31, 2013	1,134,088	$10.2890	4.23	$718,907

The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2013, 2012 and 2011 was $94,988, $93,570, and $617,594, respectively.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

In connection with the separation agreement between the Company and its former Chief Financial Officer, the Company agreed to accelerate the vesting date and extend the exercise date of certain stock options.  This was considered a stock option modification, resulting in additional stock compensation expense of approximately $250,000 recorded in the fiscal year ended January 31, 2013.

The following table summarizes information about the options outstanding and options exercisable as of January 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Shares	Life (years)	Exercise Price	Shares	Exercise Price
Range of prices:
$7.00 – 8.99	108,450	2.06	$7.4110	108,450	$7.4110
$9.00 – 9.99	541,107	4.92	9.5475	451,010	9.4881
$10.00 – 10.99	203,391	4.90	10.7823	155,337	10.9000
$11.00 – 11.99	335,800	4.78	11.5426	335,800	11.5426
$12.00 – 12.99	114,444	7.12	12.1800	83,491	12.1800
	1,303,192	4.83	$10.3077	1,134,088	$10.2890

Total stock-based compensation expense related to options was $753,924, (including the aforementioned option modification of $250,000), for the fiscal year ended January 31, 2013.  As of January 31, 2013, there was $401,624 of total unrecognized compensation cost related to non-vested options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

NOTE 10:	INCOME TAXES

The provision (benefit) for income taxes was comprised of the following:

	2013	2012	2011
Current
Federal	$2,488,953	$2,010,929	$2,106,753
State	311,905	290,461	299,616
Foreign	163,921	201,565	135,327
	2,964,779	2,502,955	2,541,696
Deferred
Federal	790,748	1,112,827	429,442
State	42,539	98,191	37,892
Foreign	22,392	(13,364)	(28,265)
	855,679	1,197,654	439,069
Provision for taxes	$3,820,458	$3,700,609	$2,980,765

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

	January 31,
	2013	2012
Deferred tax assets
Inventory cost capitalization	$155,301	$110,306
Pension cost	3,577,115	3,964,282
Management incentive	34,131	262,612
Stock options	656,650	458,468
Interest rate swap	111,191	135,526
Other	434,910	446,576
Total deferred tax assets	4,969,298	5,377,770

Deferred tax liabilities
Property, plant and equipment	2,396,065	2,348,541
Inventory – LIFO	318,222	320,759
Prepaid expenses	266,431	205,501
Goodwill	4,106,338	3,839,091
Total deferred tax liabilities	7,087,056	6,713,892
Net deferred tax liabilities	$(2,117,758)	$(1,336,122)

The Company has not recorded incremental deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At January  31, 2013, the undistributed earnings of foreign subsidiaries amounted to approximately $3.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes, reduced by certain foreign tax credits.  If all these earnings were to be repatriated at one time, the incremental income tax would be immaterial.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

A reconciliation of the federal statutory rate and the Company’s effective tax rate is presented as follows:

	2013		2012		2011
Computed expected federal tax expense	$4,034,330	34.0%	$3,683,665	34.0%	$3,100,765	34.0%
Manufacturing exemption	(271,862)	(2.3)	(205,457)	(1.9)	(207,968)	(2.3)
State income taxes,net of federal income tax benefit	282,226	2.3	289,895	2.7	235,638	2.6
Research and development tax credits	(153,689)	(1.3)	(149,728)	(1.4)	(143,361)	(1.5)
Stock option tax expense	75,880	.7	78,473	.7	20,076	.2
Stock option modification	(110,311)	(.9)	-	-	-	-
Other	(36,116)	(.3)	3,761	-	(24,385)	(.3)
Effective income taxes	$3,820,458	32.2%	$3,700,609	34.1%	$2,980,765	32.7%

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

As of January 31, 2012, the Company had an unrecognized tax benefit of $49,000 to account for state tax matters in the U. S. as a result of changes in tax positions with relevant tax authorities. The Company filed returns with the relevant state tax authorities during fiscal 2013 upon which the $49,000 unrecognized tax benefit was determined, thereby concluding that it did not have an unrecognized tax benefit. The Company has determined that there have been no additional changes in its tax positions in the fiscal year ended January 31, 2013.

A reconciliation of the beginning and ending balances of the amounts of unrecognized tax benefits is as follows:

2013
Balance at February 1, 2012	$49,000
Increases in tax positions for prior years	-
Decreases in tax positions for prior years	(49,000)
Increases in tax positions for current year	-
Balance at January 31, 2013	$-

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The following table summarizes tax years that remain subject to examination by major jurisdictions:

Open Tax Year
	Examination in Progress	Examination Not Yet Initiated
United States
Federal	n/a	2010 – 2013
State	n/a	2008 – 2013
Canada	n/a	2007 – 2013
The Netherlands	n/a	2008 – 2013
People’s Republic of China	n/a	2011 – 2013
Chile	n/a	2012 – 2013

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

NOTE 11:	LEASES AND OTHER COMMITMENTS

The Company has operating leases for warehouse and office space for sales, general and administrative purposes.  Future minimum lease payments under these non-cancelable operating leases at January 31, 2013 are as follows:

2014	$110,392
2015	30,464
$140,856

Rental expense for all operating leases during the fiscal years ended in 2013, 2012, and 2011 was $138,891, $138,518, and $111,878, respectively.

NOTE 12:	EMPLOYEE BENEFIT PLANS

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

On January 31, 2013, the Company’s annual measurement date, the accumulated benefit obligation related to the Company’s pension plans exceeded the fair value of the pension plan assets (such excess is referred to as an unfunded accumulated benefit obligation).  This difference is principally due to the decline in the discount rate and market value of investments during the fiscal year ended January 31, 2013.

The Company recorded a pension liability adjustment in the fiscal years ended January 31, 2013 and 2012.  In both fiscal years, the adjustment was an increase in the pension liability, with a corresponding decrease to shareholders’ equity, of  $177,397 and $4,228,638, respectively.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The following table provides the components of net periodic pension (income) cost:

	2013	2012	2011
Service cost	$224,138	$205,725	$211,500
Interest cost	1,088,872	1,121,492	1,118,007
Expected return on plan assets	(1,219,287)	(1,401,943)	(1,011,021)
Recognized net actuarial loss	439,965	209,830	243,640
Net periodic benefit cost	$533,688	$135,104	$562,126

The following table sets forth the plans’ change in benefit obligations, change in plan assets and amounts recognized on the Company’s consolidated balance sheets at January 31, 2013 and 2012:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$26,059,763	$20,675,319
Service cost	224,138	205,725
Interest cost	1,088,872	1,121,492
Actuarial loss	940,869	5,371,311
Administrative expenses	(164,722)	(259,229)
Benefits paid	(1,102,251)	(1,054,855)
Benefit obligation at end of year	$27,046,669	$26,059,763
Change in plan assets:
Fair value of plan assets at beginning of year	$16,343,172	$14,807,545
Actual gain (loss) on plan assets	1,438,608	(148,700)
Employer contribution	1,674,244	2,998,411
Administrative expenses	(164,722)	(259,229)
Benefits paid	(1,102,251)	(1,054,855)
Fair value of plan assets at end of year	$18,189,051	$16,343,172

Funded status:	$(8,857,618)	$(9,716,591)
Unrecognized actuarial loss	13,449,383	13,167,800
Net amount recognized	$4,591,765	$3,451,209

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability – short term	$(94,591)	$(94,583)
Accrued benefit liability – long term	(8,763,027)	(9,622,008)
Accumulated other comprehensive loss	13,449,383	13,167,800
Net amount recognized	$4,591,765	$3,451,209

The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of assets were $27,046,669, $27,046,669, and $18,189,051, respectively, as of January  31, 2013, and $26,059,763, $26,059,763, and $16,343,172, respectively, as of January  31, 2012.

The Company contributed $1,674,244 to the pension plans during the plan year ended January 31, 2013 and expects an additional contribution of $1,194,591 during the Company’s fiscal year ending January 31, 2014.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The following benefit payments are expected to be paid:

Year Ending
January 31,
2014	$1,240,819
2015	1,314,172
2016	1,369,542
2017	1,408,435
2018	1,456,832
2019 – 2023	7,707,801
$14,497,601

Weighted average assumptions used in accounting for benefit obligations for the fiscal year ended January 31:

	2013	2012	2011
Discount rate	4.00%	4.25%	5.50%
Expected long-term rate of return on assets	7.50%	7.50%	8.50%

Weighted average assumptions used in accounting for net projected pension cost for the fiscal year ended January 31:

	2013	2012	2011
Discount rate	4.25%	5.50%	5.75%
Expected long-term rate of return on assets	7.50%	8.50%	8.50%

In selecting the expected long-term rate of return on asset assumption, the Company considered the average rate of earnings on the funds invested or to be invested to provide for the benefits of these plans.  This included considering the trust’s asset allocation and the expected returns likely to be earned over the lives of the plans.

The table below sets forth the target allocations and asset allocations for the plan as follows:

	January 31,	January 31,
	2013	2012
Target allocation:
Equity securities	40-80%	40-80%
Debt securities	20-60%	20-60%

Asset allocation:
Equity securities	61-77%	61-77%
Debt securities	23-39%	23-39%
Total	100%	100%

The assets of the funds will be invested in a manner consistent with the safeguards and diversity to which a prudent investor would adhere and undertake on behalf of the plans’ participants.  The main objective is to obtain the highest possible return commensurate with the level of assumed risk and with an investment horizon sufficient to permit market cycles to be reasonably reflected.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

The fair value of the Company’s pension plans’ assets at January 31, 2013 by asset class are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class:
Equity securities
Domestic equities (a)	$8,219,452	$8,219,452	$-	$-
Foreign equities (a)	2,938,729	2,938,729	-	-
Fixed income securities
Intermediate duration corporate and government bonds (b)	5,587,829	5,587,829	-	-
Cash and cash equivalents (c)	1,443,041	1,443,041	-	-
Total pension assets	$18,189,051	$18,189,051	$-	$-

The fair value of the Company’s pension plan’s assets at January 31, 2012 by asset class are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset Class:
Equity securities
Domestic equities (a)	$7,162,837	$7,162,837	$-	$-
Foreign equities (a)	2,839,026	2,839,026	-	-
Fixed income securities
Intermediate duration corporate and government bonds (b)	5,468,502	5,468,502	-	-
Cash and cash equivalents (c)	872,807	872,807	-	-
Total pension assets	$16,343,172	$16,343,172	$	$-

(a)	These categories consist of various managed funds that invest primarily in common stocks, as well as other equity securities and a combination of other funds.

(b)	Investments in this category consist of a fixed income fund that invests primarily in intermediate duration bonds, as well as a combination of other funds.

(c)	Cash is comprised of money market funds, which are valued utilizing the net asset value per unit based on the fair value of the underlying assets as determined by the fund’s investment managers.

Directors’ Benefit Plan:

The Company provides a non-qualified pension plan for Directors which is presently unfunded.  The Plan is designed to provide pension benefits based on the category of the Director and length of service.  The aggregate benefit obligation payable in the future under the terms of the Plan was $503,149 and $561,061 at January 31, 2013 and 2012, respectively.  The current portion of the benefit obligation amounted to $79,000 and $79,000, respectively, at January 31, 2013 and 2012, and is presented under the accrued salaries, wages and benefits category on the consolidated balance sheets.  The non-current portion of the benefit obligation amounted to $424,149 and $482,061, respectively, and is presented under the accrued pension retirement benefits category on the consolidated balance sheets.  The amounts applicable are included in the tables above.  This plan was discontinued in December 1999 with respect to non-vested Directors.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

Defined Contribution Plan:

The Company has a 401(k) profit sharing plan in which all employees of the Company in the United States are eligible to participate, following the completion of one year of service and after attaining age 21.  Pursuant to this plan, employees can contribute up to 25% of their compensation to the Plan.  The Company will match, in the form of Met-Pro Common Shares, up to 50% of the employee’s contribution up to 4% of compensation.  Effective January 1, 2007, the Company added a discretionary contribution to the Plan for non-bargaining unit employees in the United States in lieu of the Defined Benefit Plan, which was frozen on December 31, 2006 and accelerated the eligibility to participate in the 401(k) profit sharing plan from the completion of one year of service to six-months of service.  Effective February 1, 2008, the non-bargaining unit employees in the United States were eligible for the discretionary contributions under the Plan.  The discretionary contribution is (i) 2% for employees under 45 years old or with less than five years of service, (ii) 3% for employees 45 years or older and between five to nine years of service, or (iii) 4% for employees 45 years or older and with ten or more years of service.  The levels of discretionary contribution will not change with the employee’s age or years of service going forward and all future eligible new hires after April 15, 2006 will receive a discretionary contribution at the 2% level.  The Company provided cash contributions to the 401(k) profit sharing plan of $799,730, $780,673 and $709,470 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Employees’ Stock Ownership Trust:

The Company sponsors an employee stock ownership plan under which it may make discretionary contributions to the trust either in cash or in shares of the Company for salaried employees in the United States eligible to participate in the Plan.  There were no contributions to the Employees’ Stock Ownership Trust for the fiscal years ended January 31, 2013, 2012 and 2011.  All shares are considered to be allocated to participants or to be released for allocation to participants, and are included in the earnings per share computations.

NOTE 13:	OTHER INCOME

Other income was comprised of the following for the fiscal year ended January 31:

	2013	2012	2011
Interest income	$125,280	$179,602	$221,972
Other miscellaneous income	28,796	254,605	140,074
	$154,076	$434,207	$362,046

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

NOTE 14:	BUSINESS SEGMENTS AND OTHER INFORMATION

The segment discussion outlined below represents the segment structure as determined by management in accordance with FASB ASC Topic 280, “Segment Reporting”.

The Company has five operating segments which are aggregated into three reportable segments: Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies, and one other segment (Filtration/Purification Technologies). The Filtration/Purification Technologies segment is comprised of two operating segments that do not meet the criteria for aggregation outlined in FASB ASC Topic 280-10-50-12. The Company’s analysis is that FASB ASC Topic 280-10-50-12 permits the aggregation of operating segments if, individually, each operating segment does not meet any of the following quantitative thresholds: (i) reported revenue is 10% or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10% or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10% or more of the combined assets of all operating segments.  As of the fiscal years ended January 31, 2013, 2012 and 2011, none of the operating segments included in the Filtration/Purification Technologies segment met these criteria, and at least 75% of total consolidated revenue was included in the Product Recovery/Pollution Control Technologies, Fluid Handling Technologies and Mefiag Filtration Technologies reporting segments; therefore the Company determined the aggregation of these operating segments into this other segment was appropriate under FASB ASC Topic 280-10-50-12.

The Company expects, based upon the current financial performance of its business units, the segmentation reporting will continue to be presented in future periods using the three reportable segments and the one other segment.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

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

Except for the information reported on a segment basis, the Company does not accumulate net sales information by product or service and therefore, the Company does not disclose net sales by product or service because to do so would be impractical.  The Company’s reportable segments are however organized as groups of similar products and services.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

Financial information for the three reporting segments and one other segment is as follows:

	Years ended January 31,
	2013	2012	2011

Net sales to unaffiliated customers
Product Recovery/Pollution Control Technologies	$49,061,038	$43,568,042	$41,426,858
Fluid Handling Technologies	37,693,475	33,264,149	27,488,559
Mefiag Filtration Technologies	12,975,840	12,945,610	9,897,038
Filtration/Purification Technologies	10,211,569	10,383,591	10,052,971
	$109,941,922	$100,161,392	$88,865,426

Income from operations
Product Recovery/Pollution Control Technologies	$1,033,954	$1,198,674	$2,046,716
Fluid Handling Technologies	9,959,229	8,220,768	5,926,592
Mefiag Filtration Technologies	805,932	780,586	401,695
Filtration/Purification Technologies	78,696	391,256	595,318
	$11,877,811	$10,591,284	$8,970,321

Depreciation and amortization expense
Product Recovery/Pollution Control Technologies	$731,742	$708,507	$657,724
Fluid Handling Technologies	779,865	720,841	672,072
Mefiag Filtration Technologies	293,604	265,192	265,261
Filtration/Purification Technologies	217,239	219,878	229,628
	$2,022,450	$1,914,418	$1,824,685

Capital expenditures
Product Recovery/Pollution Control Technologies	$953,861	$692,383	$305,803
Fluid Handling Technologies	363,140	580,354	476,104
Mefiag Filtration Technologies	299,801	420,186	138,384
Filtration/Purification Technologies	34,951	110,886	57,679
	1,651,753	1,803,810	977,970
Corporate	345,736	293,423	687,979
	$1,997,489	$2,097,233	$1,665,949

Identifiable assets at January 31
Product Recovery/Pollution Control Technologies	$37,932,865	$36,444,763	$34,003,251
Fluid Handling Technologies	20,093,881	19,290,035	18,114,257
Mefiag Filtration Technologies	15,643,078	14,017,572	12,814,143
Filtration/Purification Technologies	8,011,212	8,368,652	8,369,385
	81,681,036	78,121,022	73,301,036
Corporate	34,574,145	37,388,193	34,745,292
	$116,255,181	$115,509,215	$108,046,328

The Company follows the practice of allocating general corporate expenses, including depreciation and amortization expense, among the reporting segments based on a percentage of sales.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

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

	2013	2012	2011
Net sales:
United States	$79,306,963	$72,180,541	$66,459,905
Foreign	30,634,959	27,980,851	22,405,521
	$109,941,922	$100,161,392	$88,865,426

Foreign Sales by Segment:
Product Recovery/Pollution Control Technologies	$8,646,957	$7,492,321	$7,912,462
Fluid Handling Technologies	11,781,689	10,072,782	7,086,069
Mefiag Filtration Technologies	10,106,050	10,290,964	7,310,354
Filtration/Purification Technologies	100,263	124,784	96,636
	$30,634,959	$27,980,851	$22,405,521

Income from operations:
United States	$8,625,080	$8,042,360	$7,305,971
Foreign	3,252,731	2,548,924	1,664,350
	$11,877,811	$10,591,284	$8,970,321

Total assets:
United States	$103,902,569	$104,812,114	$97,875,243
Foreign	12,352,612	10,697,101	10,171,085
	$116,255,181	$115,509,215	$108,046,328

NOTE 15:	CONTINGENCIES AND COMMITTMENTS

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to the Company’s products.  In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss.  The Company has been dismissed from or settled a large number of these cases.  Cumulative settlement payments through January 31, 2013 for cases involving asbestos-related claims were $740,000, which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers.  The average cost per settled claim, excluding legal fees, was approximately $25,000.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011

Based upon the most recent information available to the Company regarding such claims, there were a total of 157 cases pending against the Company as of January 31, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 130 cases that were pending as of March 22, 2012.  During the current fiscal year commencing February 1, 2012 through January 31, 2013, 59 new cases were filed against the Company, and the Company was dismissed from 33 cases and settled four cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts.  However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

NOTE 16:	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended January 31, 2013 and 2012:

				Earnings	Earnings
		Gross		Per Share,	Per Share,
2013	Net Sales	Profit	Net Income	Basic	Diluted
First Quarter	$25,207,061	$8,950,526	$1,258,698	$.09	$.09
Second Quarter	27,997,242	8,698,104	1,619,999	.11	.11
Third Quarter	29,761,356	10,664,515	2,790,735	.19	.19
Fourth Quarter	26,976,263	9,473,878	2,375,791	.16	.16

				Earnings	Earnings
		Gross		Per Share,	Per Share,
2012	Net Sales	Profit	Net Income	Basic	Diluted
First Quarter	$23,429,903	$8,058,205	$1,412,507	$.10	$.10
Second Quarter	23,089,343	8,136,981	1,490,234	.10	.10
Third Quarter	25,245,131	9,334,848	2,081,886	.14	.14
Fourth Quarter	28,397,015	9,838,973	2,149,074	.15	.15

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f).  The management of the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of January 31, 2013. The assessment was performed using the criteria for effective internal control reflected in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepting accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and processes included in such control may deteriorate.

Based on the assessment of the processes for the Company as described above, management of the Company believes that as of January 31, 2013, internal control over financial reporting was effective.

Our independent registered public accounting firm, Marcum LLP, has issued an attestation report dated March 21, 2013, on the Company’s internal control over financial reporting.

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

We have audited Met-Pro Corporation’s (the “Company”) internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Met-Pro Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows and the related financial statement schedule for each of  the years in the three-year period ended January 31, 2013 of the Company, and our report dated March 21, 2013 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
March 21, 2013

Item 9B.	Other Information:

None.

Index

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required in Part III of Form 10-K are incorporated by reference from Met-Pro’s proxy statement to be filed with the SEC in connection with our 2013 Annual Meeting of Shareholders.

Item 10.	Directors, Executive Officers and Corporate Governance:

We have codes of ethics that apply to all Directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. You can find our codes of ethics on our website by going to the following address: www.met-pro.com, and clicking on the link for our codes of ethics under the “Investor Relations – Board Committees” captions.  We will post on our website any amendments to the codes of ethics, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange.

Our Board of Directors has adopted charters for the three standing committees of the Board, those being the Audit, Compensation and Management Development, and Corporate Governance and Nominating Committees.  You can find these documents on our website by going to the following address: www.met-pro.com, under the “Investor Relations – Board Committees” captions.

You may obtain a printed copy of any of the foregoing materials by writing to: Corporate Secretary, Met-Pro Corporation, 160 Cassell Road, Harleysville, PA 19438.

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2013 Annual Meeting of Shareholders, including the information set forth under the captions “Election of Directors”, “The Board of Directors and its Committees”, “Executive Officers of Registrant”, “Share Ownership of Executive Officers and Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Independence of Directors/Corporate Governance Guidelines” and “Codes of Ethics”.

Item 11.	Executive Compensation:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2013 Annual Meeting of Shareholders, including the information set forth under the captions “Compensation Discussion and Analysis”, “Compensation and Management Development Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year End”, “Options Exercises and Year End Holdings”, “Pension Benefits”, “Compensation Termination of Employment and Change of Control Arrangements”, “Director Compensation” and “Director Summary Compensation Table”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2013 Annual Meeting of Shareholders, including the information set forth under the captions “Share Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Shareholders”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2013 Annual Meeting of Shareholders, including the information set forth under the captions “Election of   Directors”, “Independence of Directors/Corporate Governance Guidelines” and “Certain Business Relationships”.

Item 14.	Principal Accountant Fees and Services:

The information required by this Item is hereby incorporated by reference to the applicable information set forth in our proxy statement for our 2013 Annual Meeting of Shareholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accountants”.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

(a)	Exhibits and Financial Statements/Schedules:

(1)	Financial Statements:

 See Index to Consolidated Financial Statements and Supplementary Data that appears on page 28 of this report.

(2)	Financial Statement Schedule – See “Schedule II – Valuation and Qualifying Accounts” below.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows:

Fiscal Year End	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
January 31, 2011	$204,019	$368,983	$(128,850)	$444,152
January 31, 2012	444,152	56,654	(9,668)	491,138
January 31, 2013	491,138	208,424	(411,460)	288,102
(1)	Includes amounts written-off as uncollectible, net of recoveries.

(3)	Exhibits, including those incorporated by reference:

Exhibit No.	Description

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

(10)(af)
Standard form for the Company's Non-Employee Director Stock Option Agreement dated as of December 10, 2007 incorporated by reference to the Company’s Annual Report on form 10-K filed on April 11, 2008. *

*
(10)(ag)	Standard form for the Company's Incentive Stock Option Agreement dated as of December 10, 2007 incorporated by reference to the Company’s Annual Report on form 10-K filed on April 11, 2008. *

(10)(ah)
Non-Qualified Defined Contribution Supplemental Executive Retirement Plan Agreement dated as of May 1, 2008 incorporated by reference to the Company’s Annual Report on form 10-K filed on April 11, 2008. *

(10)(ai)	Amended and Restated Key SeveranceAgreement for the Chief Executive Officer dated as of April 3, 2008 incorporated by reference to the Company’s Annual Report on form 10-K filed on April 11, 2008. *

(10)(aj)	Amended and Restated Key SeveranceAgreement for the Chief Financial Officer dated as of April 3, 2008 incorporated by reference to the Company’s Annual Report on form 10-K filed on April 11, 2008. *

(10)(ak)	The 2008 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on December 8, 2008.*

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

(10)(cl)	Met-Pro Corporation Pension Restoration and Supplemental Executive Retirement Plan Trust Agreement incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2011.*

(10)(cm)
Met-Pro Corporation Non-Qualified Defined Contribution Supplemental Executive Retirement Plan Trust Agreement incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2011.*

(10)(cn)	Met-Pro Corporation Directors Retirement Plan Trust Agreement incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2011.*

(10)(co)	Reaffirmation of Discretionary Demand Line of Credit dated February 28, 2012, incorporated by reference to the Company's Current Report filed on Form 8-K filed on February 29, 2012.*

(10)(cp)	Key Employee Severance Agreement dated as of April 2, 2012 incorporated by reference to the Company’s Current Report filed on Form 8-K filed on April 5, 2012.*

(10)(cq)	Form of Standard Incentive Stock Option Agreement incorporated by reference to the Company's Current Report filed on Form 8-K filed on April 5, 2012.*

(10)(cr)	Form of Standard Non-Qualified Stock Option Agreement incorporated by reference to the Company's Current Report filed on Form 8-K filed on April 5, 2012.*

(10)(cs)	Form of Officer Indemnification Agreement incorporated by reference to the Company's Current Report filed on Form 8-K filed on October 22, 2012.*

(10)(ct)	Third Amended and Restated Key Employee Severance Pay Agreement dated as of December 31, 2012 incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 2, 2013.*

(10)(cu)	First Amended and Restated Key Employee Severance Pay Agreement dated as of December 31, 2012 incorporated by reference to the Company’s Current Report filed on Form 8-K filed on January 2, 2013.*

(11)	Statement Re-computation of Per Share Earnings. See page 30 of Item 8.

Index

Exhibit No.	Description

(21)	List of Subsidiaries of Registrant as of January 31, 2013:

Corporate Name	Jurisdiction of Incorporation	Name under which Business is Conducted

Mefiag B.V.	The Netherlands	Mefiag B.V., a wholly owned
subsidiary of Met-Pro Corporation

Met-Pro Product	Ontario, Canada	Met-Pro Product Recovery/Pollution
Recovery/Pollution Control		Control Technologies Inc.,
Technologies Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Strobic Air Corporation	Delaware	Strobic Air Corporation,
a wholly-owned subsidiary of
Met-Pro Corporation

MPC Inc.	Delaware	MPC Inc.,
a wholly-owned subsidiary of
Met-Pro Corporation

Pristine Water Solutions	Delaware	Pristine Water Solutions Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Met-Pro Industrial Services	Pennsylvania	Met-Pro Industrial Services Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Bio-Reaction Industries	Delaware	Bio-Reaction Industries Inc.,
Inc.		a wholly-owned subsidiary of
Met-Pro Corporation

Mefiag (Guangzhou) Filter	People’s Republic of China	Mefiag (Guangzhou) Filter Systems Ltd.,
Systems Ltd.		a wholly-owned subsidiary of Met-Pro
(Hong Kong) Company Limited

Met-Pro (Hong Kong)	Hong Kong	Met-Pro (Hong Kong) Company
Company Limited		Limited, a wholly-owned subsidiary of
Met-Pro Corporation

Met-Pro Holdings LLC	Delaware	Met-Pro Holdings LLC, a wholly-owned
a wholly- owned subsidiary of
Met-Pro Corporation

Met-Pro Chile Limitada	Chile	Met-Pro Chile Limitada,
a wholly-owned subsidiary of
Met-Pro Corporation

(23)	Independent Registered Public Accounting Firm’s Consent **

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Index

Exhibit No.	Description

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(101.INS)	XBRL Instance

(101.SCH)	XBRL Taxonomy Extension Schema

(101.CAL)	XBRL Taxonomy Extension Calculation

(101.LAB)	XBRL Taxonomy Extension Labels

(101.PRE)	XBRL Taxonomy Extension Presentation

(101.DEF)	XBRL Taxonomy Extension Definition

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

MET-PRO CORPORATION

March 21, 2013	By: /s/ Raymond J. De Hont
Date	Raymond J. De Hont
Chief Executive Officer and President
(duly authorized officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. De Hont	Chief Executive Officer,	March 21, 2013
Raymond J. De Hont	President and Director
(principal executive officer)

/s/ Neal E. Murphy	Vice President-Finance,	March 21, 2013
Neal E. Murphy	Chief Financial Officer,
Secretary and Treasurer
(principal financial officer)

/s/ Edward J. Prajzner	Corporate Controller	March 21, 2013
Edward J. Prajzner	and Chief Accounting Officer
(principal accounting officer)

/s/ George H. Glatfelter II	Chairman	March 21, 2013
George H. Glatfelter II

/s/ Michael J. Morris	Director	March 21, 2013
Michael J. Morris

/s/ Judith A. Spires	Director	March 21, 2013
Judith A. Spires

/s/ Stanley W. Silverman	Director	March 21, 2013
Stanley W. Silverman

/s/ Robin L. Wiessmann	Director	March 21, 2013
Robin L. Wiessmann