Form 10-Q
period 2013-04-30
MET PRO CORP
filed 2013-06-06
CIK 65201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2013

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

As of June 6, 2013 the Registrant had 14,702,596 Common Shares, par value of $.10 per share, issued and outstanding.

MET-PRO CORPORATION AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ASSETS	April 30, 2013	January 31, 2013
Current assets	(unaudited)
Cash and cash equivalents	$39,398,603	$33,305,908
Short-term investments	512,325	1,022,266
Accounts receivable, net of allowance for doubtful accounts of $287,351 and $288,102, respectively	15,309,966	19,094,589
Inventories	17,973,142	17,870,720
Prepaid expenses, deposits and other current assets	1,594,453	1,848,049
Deferred income taxes	1,214	1,043
Total current assets	74,789,703	73,142,575
Property, plant and equipment, net	19,161,719	19,499,593
Goodwill	20,798,913	20,798,913
Other assets	2,820,720	2,814,100
Total assets	$117,571,055	$116,255,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$365,522	$369,622
Accounts payable	6,581,059	6,081,691
Accrued salaries, wages and benefits	1,406,130	1,775,438
Other accrued expenses	3,050,415	2,780,051
Dividend payable	1,070,074	1,068,862
Customers’ advances	3,217,088	1,397,553
Total current liabilities	15,690,288	13,473,217
Long-term debt	2,170,358	2,269,885
Accrued pension retirement benefits	9,738,594	9,652,313
Other non-current liabilities	59,137	58,589
Deferred income taxes	2,118,355	2,118,801
Total liabilities	29,776,732	27,572,805

Commitments and contingencies
Shareholders’ equity
Common shares, $.10 par value; 36,000,000 shares authorized, 15,928,679 shares issued, of which 1,230,581 and 1,231,824 shares were reacquired and held in treasury at the respective dates	1,592,868	1,592,868
Additional paid-in capital	5,032,209	4,899,188
Retained earnings	99,217,801	100,054,279
Accumulated other comprehensive loss	(7,758,740)	(7,613,536)
Treasury shares, at cost	(10,289,815)	(10,250,423)
Total shareholders’ equity	87,794,323	88,682,376
Total liabilities and shareholders’ equity	$117,571,055	$116,255,181
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended April 30,
	2013	2012

Net sales	$21,967,876	$25,207,061
Cost of goods sold	13,956,466	16,256,535
Gross profit	8,011,410	8,950,526

Selling	2,717,246	3,059,581
General and administrative	3,019,415	4,144,089
Total selling, general and administrative	5,736,661	7,203,670
Acquisition expenses	1,392,819	-
Income from operations	881,930	1,746,856

Interest expense	(36,417)	(42,535)
Other (expense) income	(9,311)	45,925
Income before taxes	836,202	1,750,246

Provision for taxes	605,947	491,548
Net income	$230,255	$1,258,698
Earnings per share, basic	$.02	$.09

Earnings per share, diluted	$.02	$.09

Cash dividend per share – declared	$.0725	$.071

Cash dividend per share – paid	$.0725	$.071
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended April 30,
	2013	2012

Net income	$230,255	$1,258,698
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(145,170)	93,485
Interest rate swap, net of tax of $20 and ($9,446), respectively	(34)	16,083
Other comprehensive (loss) income, net of tax	(145,204)	109,568
Total comprehensive income	$85,051	$1,368,266
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Total
Balances, January 31, 2013	$1,592,868	$4,899,188	$100,054,279	$(7,613,536)	$(10,250,423)	$88,682,376

Net income	-	-	230,255	-	-	230,255
Other comprehensive (loss), net of tax	-	-	-	(145,204)	-	(145,204)
Dividends	-	-	(1,066,733)	-	-	(1,066,733)
Stock-based compensation	-	103,451	-	-	-	103,451
Stock option transactions	-	29,570	-	-	93,640	123,210
Purchase of 9,958 treasury shares	-	-	-	-	(133,032)	(133,032)
Balances, April 30, 2013	$1,592,868	$5,032,209	$99,217,801	$(7,758,740)	$(10,289,815)	$87,794,323

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares	Total
Balances, January 31, 2012	$1,592,868	$4,058,735	$96,228,764	$(7,718,883)	$(10,339,513)	$83,821,971

Net income	-	-	1,258,698	-	-	1,258,698
Other comprehensive income, net of tax	-	-	-	109,568	-	109,568
Dividends	-	-	(1,043,259)	-	-	(1,043,259)
Stock-based compensation	-	441,401	-	-	-	441,401
Balances, April 30, 2012	$1,592,868	$4,500,136	$96,444,203	$(7,609,315)	$(10,339,513)	$84,588,379
See accompanying notes to consolidated financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 30,
	2013	2012

Cash flows from operating activities
Net income	$230,255	$1,258,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537,160	487,599
Stock-based compensation	103,451	441,401
Deferred income taxes	(78,683)	(209,278)
(Gain)/loss on sale of property and equipment, net	(19,500)	1,080
Allowance for doubtful accounts	(751)	(38,862)
Changes in operating assets and liabilities:
Accounts receivable	3,713,797	2,171,197
Inventories	(161,868)	(1,361,633)
Prepaid expenses, deposits and other assets	195,949	123,755
Accounts payable and accrued expenses	569,867	(862,836)
Customers’ advances	1,819,481	(1,036,453)
Accrued pension retirement benefits	86,280	62,569
Other non-current liabilities	549	549
Net cash provided by operating activities	6,995,987	1,037,786
Cash flows from investing activities
Proceeds from sale of property and equipment	19,500	-
Acquisitions of property and equipment	(258,735)	(474,884)
Purchases of investments	(253,323)	(763,264)
Proceeds from maturities of investments	763,264	756,073
Net cash provided by (used in) investing activities	270,706	(482,075)
Cash flows from financing activities
Reduction of debt	(91,347)	(387,451)
Exercise of stock options	123,210	-
Payment of dividends	(1,065,522)	(1,042,183)
Purchase of treasury shares	(133,032)	-
Net cash used in financing activities	(1,166,691)	(1,429,634)
Effect of exchange rate changes on cash	(7,307)	11,495
Net increase (decrease) in cash and cash equivalents	6,092,695	(862,428)

Cash and cash equivalents at February 1	33,305,908	34,581,394
Cash and cash equivalents at April 30	$39,398,603	$33,718,966

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,104	$43,436
Cash paid for income taxes	110,360	370,703
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts disclosed in the financial statements and accompanying notes.  Estimates, by their nature, are based on judgment and available information.  Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include valuation of accounts receivable, inventory, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of April 30, 2013 and the results of operations for the three-month periods ended April 30, 2013 and 2012, and changes in shareholders’ equity and cash flows for the three-month periods then ended, have been included. The results of operations for the three-month period ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.  In addition, the January 31, 2013 Balance Sheet data, presented herein, was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

Recent Accounting Pronouncements:

In March 2013, the FASB issued Accounting Standards Update (“ASU”) ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity — a consensus of the FASB Emerging Issues Task Force (“ASU 2013-05”). ASU 2013-05 provides guidance on whether to release cumulative translation adjustments upon certain derecognition events, requiring an entity to distinguish between derecognition events of investments within a foreign entity and changes in investments in a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date — a consensus of the FASB Emerging Issues Task Force (“ASU 2013-04”). ASU 2013-04 provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount is fixed at the reporting date. ASU 2013-04 is effective for all prior periods in fiscal years beginning on or after December 15, 2013, including interim reporting periods within those years with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2013, the FASB issued  ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an update to ASC Topic 220 - Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after December 15, 2012. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – FAIR VALUE DISCLOSURES

Cash and cash equivalents:

Cash and cash equivalents at April 30, 2013 and January 31, 2013 amounted to $39,398,603 and $33,305,908 respectively. The cash and cash equivalents balance at April 30, 2013 was comprised of the following: (i) cash amounting to $17,258,237 and (ii) cash equivalents consisting of money market funds amounting to $22,140,366.  The Company places its cash deposits and temporary cash investments with financial institutions, that at times, may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  At April 30, 2013, the Company’s cash and cash equivalents were held at 19 financial institutions.

Short-term investments:

Short-term investments at April 30, 2013 and January 31, 2013 amounted to $512,325 and $1,022,266, respectively.  The short-term investment balance at April 30, 2013 was comprised of two certificates of deposit with twelve month maturity dates. The short-term investment balance at January 31, 2013 was comprised of four certificates of deposit with twelve month maturity dates.

Long-term investments:

There were no long-term investments at April 30, 2013 and January 31, 2013.

The Company evaluates the creditworthiness of the financial institutions and financial instruments in which it invests.

Debt:

The estimated fair value and carrying amount of debt were as follows:

	April 30, 2013	January 31, 2013
Fair value	$2,863,430	$2,853,342
Carrying amount	2,535,880	2,639,507

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following tables summarize the basis used to measure the Company’s financial assets (liabilities) at fair value on a recurring basis in the consolidated balance sheets at April 30, 2013 and January 31, 2013.

	Balance at April 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,398,603	$39,398,603	$-	$-
Short-term investments	512,325	512,325	-	-
Cash surrender value - life insurance policies	1,422,796	-	1,422,796	-
Interest rate swap agreement	(303,026)	-	(303,026)	-
	$41,030,698	$39,910,928	$1,119,770	$-

	Balance at January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$33,305,908	$33,305,908	$-	$-
Short-term investments	1,022,266	1,022,266	-	-
Cash surrender value - life insurance policies	1,389,781	-	1,389,781	-
Interest rate swap agreement	(302,972)	-	(302,972)	-
	$35,414,983	$34,328,174	$1,086,809	$-

There were no transfers of assets or liabilities between Level 1 and Level 2 in the three-month period ended April 30, 2013 or the fiscal year ended January 31, 2013.

The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  The Company’s cash surrender value of life insurance policies (which are reported in other assets on the consolidated balance sheets) and the interest rate swap agreement are valued using Level 2 measurements based on quotes for like instruments with similar credit ratings and terms, as provided by the applicable financial institutions.

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

The following table summarizes the shares used in computing basic and diluted net income per common share:

	Three Months Ended April 30,
	2013	2012
Numerator:
Net income	$230,255	$1,258,698
Denominator:
Weighted average common shares outstanding during the period for basic computation	14,697,269	14,678,628
Dilutive effect of stock-based compensation plans	157,637	66,198
Weighted average common shares outstanding during the period for diluted computation	14,854,906	14,744,826
Earnings per share, basic	$.02	$.09
Earnings per share, diluted	$.02	$.09

For the three-months ended April 30, 2013, there were no employee stock options excluded from the calculation of diluted earnings per share. For the three months ended April 30, 2012, employee stock options to purchase 669,009 common shares were excluded from the calculation of diluted earnings per share, as the calculated proceeds from the options’ exercises were greater than the market price of the Company’s common shares during this period.

NOTE 4 – STOCK-BASED COMPENSATION

The Company grants equity awards to its senior executives and non-employee directors.  Historically, this has consisted of stock option awards.  In December 2010, the Company’s board of directors approved a change in practice to begin awarding non-employee directors restricted stock units (“RSUs”).

Restricted Stock Units:

On June 6, 2012, the Company awarded an aggregate of 15,465 RSUs to its five non-employee directors.  Each RSU entitles the grantee to receive, from the Company, one common share at the vesting date in accordance with the terms of the award agreement.  The awards granted on the date of the 2012 Annual Meeting of Shareholders on June 6, 2012 are scheduled to vest at the 2013 Annual Meeting of Shareholders.  The award agreements provide for accelerated vesting in certain instances such as a “change in control” or death, and for pro-rata vesting in the event of a non-cause departure from the board of directors prior to the one year anniversary of the award. The weighted average grant fair value per unit for awards granted on June 6, 2012 was $9.70 (which is the average of the high and low price of the Company’s common shares on the NYSE that day).  As of April 30, 2013 there was a total of $12,501 of unrecognized compensation expense related to the non-vested RSU awards.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes RSU transactions for the three-months ended April 30, 2013:

Units
Non-vested at February 1, 2013	15,465
Granted	-
Vested	-
Forfeited	-
Non-vested at April 30, 2013	15,465

Stock options:

On March 11, 2013, the Company granted 136,875 stock options to its senior executives, with one third exercisable one year from the grant date and the remaining two thirds vesting in equal amounts on the second and third anniversaries of the grant date. On June 6, 2012, April 2, 2012, and February 27, 2012, the Company granted 3,300, 54,625, and 97,299, stock options, respectively, to its senior executives, with one-third exercisable one year from the grant date and the remaining two-thirds vesting two and three years from grant date, respectively.   Under certain circumstances in the event of a “change of control”, certain unvested options may become immediately exercisable.  Typically, the duration of options is for up to ten years from the date of grant, subject to early termination conditions.  The fair value of options granted is amortized into compensation expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The fair value of the options is estimated as of the grant date using the Black-Scholes option valuation model.  The per share fair value weighted-average at the date of grant for stock options granted March 11, 2013 was $3.14. The per share fair value weighted-averages at the date of grant for stock options granted in the months of June 2012, April 2012, and February 2012, were $2.91, $3.18, and $2.96, respectively. As of April 30, 2013, there was $702,833 of total unrecognized compensation expense related to non-vested stock option awards.

The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

	Three Months Ended April 30,
	2013	2012
Expected term (years)	5.0	5.0
Risk-free interest rate	0.77% - 1.68%	0.88% - 2.11%
Expected volatility	43% - 45%	43% - 45%
Dividend yield	2.18% - 2.93%	2.18% - 2.88%

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes stock option transactions for the three-month period ended April 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at February 1, 2013	1,303,192	$10.3077	4.83
Granted	136,875	10.2000
Forfeited	(32,700)	11.5690
Exercised	(11,201)	11.0001
Outstanding at April 30, 2013	1,396,166	$10.2620	5.06	$4,381,169

Exercisable at April 30, 2013	1,131,964	$10.2382	4.11	$3,579,270

The aggregate intrinsic value of options exercised during the three-month period ended April 30, 2013 was $26,434.  The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

In connection with the Separation Agreement between the Company and its former Chief Financial Officer, the Company agreed to accelerate the vesting date and extend the exercise date of certain stock options.  This was considered a stock option modification resulting in additional stock compensation expense of approximately $250,000 recorded in the fiscal year ended January 31, 2013.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	April 30, 2013	January 31, 2013
Raw materials	$13,289,201	$13,262,612
Work in progress	2,998,910	2,966,664
Finished goods	1,685,031	1,641,444
	$17,973,142	$17,870,720

NOTE 6 – INCOME TAXES

The Company utilizes the expected annual effective tax rate in determining its income tax provisions for interim periods.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for the years before 2007.

As of the fiscal year ended January 31, 2013, the Company evaluated its position with regard to state, federal and foreign tax matters and concluded that the Company did not have an unrecognized tax benefit.  As of April 30, 2013, the Company re-evaluated its position with regard to current state, federal and foreign tax matters and has determined that there have been no changes in tax position since the fiscal year ended January 31, 2013.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7 – DEBT

The Company and its subsidiaries have domestic and foreign uncommitted, unsecured lines of credit totaling $4,395,040 which can be used for working capital. Of the total lines of credit available, the foreign unsecured line of credit totals $395,040 (300,000 Euro).  As of April 30, 2013 and January 31, 2013 respectively, the Company and the Company’s Mefiag B.V. subsidiary’s line of credit, which is with a bank in The Netherlands, had no outstanding borrowings.

The Company’s long-term debt is subject to certain covenants, including maintenance of prescribed amounts of leverage and fixed charge coverage ratios.  As of April 30, 2013 the Company is in compliance with all applicable covenants.

The Company has an interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates.  Effective April 3, 2006, the Company entered into a fifteen-year interest rate swap agreement for a notional amount equal to the balance on the bond payable maturing in April 2021.  The Company swapped the ninety-day LIBOR for a fixed rate of 4.87%.  As of April 30, 2013, the effective interest rate was 7.06% as a result of the swap agreement plus the interest rate floor provision of 250 basis points.  The interest rate swap agreement is accounted for as a cash flow hedge that qualifies for treatment under the short-cut method of measuring effectiveness in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”  There was no hedge ineffectiveness as of April 30, 2013.  The fair value of the interest rate swap agreement resulted in a decrease in equity of $190,907 (net of tax) as of April 30, 2013 and a decrease in equity of $190,873 (net of tax) as of January 31, 2013.  These results are recorded in the accumulated other comprehensive income (loss) section of shareholders’ equity.

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

The following table provides the components of net periodic pension (income) cost:

	Three Months Ended April 30,
	2013	2012
Service cost	$45,500	$56,035
Interest cost	264,675	272,218
Expected return on plan assets	(336,793)	(304,822)
Recognized net actuarial loss	113,643	109,991
Net periodic pension cost	$87,025	$133,422

The Company elected to contribute $23,561 to its pension and defined contribution plans during the three-month period ended April 30, 2013.  The Company expects to make a contribution of $822,429 during the year ending January 31, 2014.  The Company contributed $63,561 to its pension and defined benefit plans during the three-month period ended April 30, 2012.

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

The financial segmentation information is presented in the following table:

	Three Months Ended April 30,
	2013	2012
Net sales
Product Recovery/Pollution Control Technologies	$8,960,364	$10,500,840
Fluid Handling Technologies	8,121,186	9,400,199
Mefiag Filtration Technologies	2,635,229	2,852,166
Filtration/Purification Technologies	2,251,097	2,453,856
	$21,967,876	$25,207,061

Income (loss) from operations
Product Recovery/Pollution Control Technologies	$134,881	$(443,062)
Fluid Handling Technologies	2,058,027	2,384,370
Mefiag Filtration Technologies	(34,731)	(72,088)
Filtration/Purification Technologies	116,572	(122,364)
Acquisition expenses	(1,392,819)	-
	$881,930	$1,746,856

	April 30, 2013	January 31, 2013
Identifiable assets
Product Recovery/Pollution Control Technologies	$35,928,133	$37,932,865
Fluid Handling Technologies	18,982,592	20,093,881
Mefiag Filtration Technologies	14,966,538	15,643,078
Filtration/Purification Technologies	7,900,359	8,011,212
	77,777,622	81,681,036
Corporate	39,793,433	34,574,145
	$117,571,055	$116,255,181

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – CONTINGENCIES AND COMMITTMENTS

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to the Company’s products.  In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss.  The Company has been dismissed from or settled a large number of these cases.  Cumulative settlement payments through April 30, 2013 for cases involving asbestos-related claims were $740,000, which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers.  The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 164 cases pending against the Company as of April 30, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 157 cases that were pending as of January 31, 2013.  During the current fiscal year commencing February 1, 2013 through April 30, 2013, 18 new cases were filed against the Company, and the Company was dismissed from 11 cases and settled zero cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts.  However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

As referenced in Note 12, upon closing the contemplated merger transactions with CECO Environmental Corp. (“CECO”), the Company is liable to pay a success fee to its investment banking firm in the amount of approximately $2.2 million, which is in addition to fees which were paid to or accrued for its investment banking firm in the three-months ended April 30, 2013.  Other merger related costs yet to be incurred, such as additional legal, accounting and certain investment banking fees, must be paid even if the merger is not completed.  Under certain circumstances specified in the Agreement and Plan of Merger, the Company may be required to pay CECO a termination fee of approximately $6.7 million.

NOTE 11 – ACCOUNTANTS’ 10-Q REVIEW

Marcum LLP, the Company’s independent registered public accountants, performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 – ENTRY INTO MERGER AGREEMENT

On April 21, 2013, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with CECO, which provides for a two-step merger process in which ultimately the Company will be merged into a wholly-owned subsidiary of CECO. The merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, but whether it so qualifies depends upon certain factors including the price of CECO common stock at the closing time. Consummation of the merger is subject to customary conditions, including (i) approval of the merger by the Company’s shareholders; (ii) approval of the issuance of the CECO common stock under the Merger Agreement by CECO’s shareholders; and (iii) the effectiveness of the registration statement to be filed by CECO with respect to the CECO common stock to be issued in connection with the merger. Each party’s obligation to consummate the merger is subject to additional customary closing conditions. The Merger Agreement provides for the closing of the merger to occur not later than September 30, 2013, subject to extension for regulatory reasons.

At the effective time of the merger, each then issued and outstanding share of common stock of the Company, other than certain excluded shares, will be cancelled and converted into the right to receive, at the election of the holder, subject to an overall pro-ration mechanism, either: (i) a per share dollar amount equal to $13.75 without interest; or (ii) a number of shares of CECO common stock equal to a fraction, the numerator of which is $13.75 and the denominator of which is the volume-weighted average trading price as reported on the NASDAQ Global Market (the “VWAP Price”) of CECO common stock for the 15 consecutive trading days ending on the trading date immediately preceding the closing date of the Merger Agreement; provided, however if; (x) if the VWAP Price is less than or equal to $10.17, then the exchange ratio shall be 1.3520 shares of CECO common stock for each share of Company common stock, and (y) if the VWAP Price is greater than or equal to $13.75, then the exchange ratio shall be 1.0000 shares of CECO common stock for each share of Company common stock. The net effect of this collar mechanism is that no further increase in the exchange ratio will be made if the CECO trading price is less than $10.17 and no further decrease in the exchange ratio will be made if the CECO trading price is greater than $13.75.  In the aggregate, elections for cash or CECO common stock are subject to pro-ration so that approximately 53% of the Company common stock will be exchanged for cash (which is capped at $110.2 million, less the amount of cash paid pursuant to the exercise of options to purchase Company common stock outstanding) and 47% for CECO common stock.

Under certain circumstances before the approval of the merger by the Company’s shareholders, and subject to the Company’s payment to CECO of the termination fee described below, the board of directors of the Company may withdraw or qualify its recommendation in favor of the merger or approve or recommend a superior proposal. The Merger Agreement contains match rights, which require the Company to negotiate with CECO and consider in good faith any amendment to the terms of the Merger Agreement proposed by CECO for a specified period before the board of directors of the Company takes any of the forgoing actions.  Under certain circumstances specified in the Merger Agreement, the Company may be required to pay CECO a termination fee of approximately $6.7 million or CECO may be required to pay the Company a reverse termination fee of approximately $10.4 million.  Each party also has certain specific performance rights as set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, on April 21, 2013, Icarus Investment Corp., Phillip DeZwirek and Jason DeZwirek, stockholders of CECO holding an aggregate of approximately 26% of CECO common stock, entered into a Voting Agreement with the Company. Pursuant to the Voting Agreement, Icarus Investment Corp. and Messrs. Phillip DeZwirek and Jason DeZwirek have each agreed to vote all shares of CECO common stock owned by them in favor of the issuance by CECO of shares of CECO common stock to be issued in connection with the closing of the merger and any other action required to consummate the merger that may be submitted to a vote of the stockholders of CECO.  They also have granted a proxy to the Company to vote their respective shares in such manner, and have agreed not to engage in open market sales of such shares for a period of 180 days following the closing of the Merger Agreement.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the Merger Agreement and the transactions contemplated thereby, the board of directors of the Company authorized the Second Amendment of the Rights Agreement, dated as of April 21, 2013, by and between the Company and American Stock Transfer and Trust Company, LLC.  The Second Amendment provides, among other matters, that (i) none of CECO, its subsidiaries or any of their respective affiliates or associates shall be, become or be deemed an acquiring person by virtue of the approval, execution, delivery, announcement or performance of the Merger Agreement or the consummation of the transactions contemplated thereby, including the merger, and (ii) no (A) stock acquisition date, (B) triggering event, (C) distribution date, (D) Section 11(a)(ii) event or (E) Section 13 event shall be deemed to have occurred by reason of the approval, execution, delivery, announcement or performance of the merger agreement or  consummation of the transactions contemplated thereby, including the merger. The Second Amendment also provides that the Rights Agreement and the rights established thereby will terminate in all respects immediately prior to the effective time of the merger.

The foregoing summary of the Merger Agreement, Voting Agreement, and amendment to the Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of such agreements attached as Exhibits to the Current Report on Form 8-K filed with the SEC on April 22, 2013.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
and Shareholders of Met-Pro Corporation

We have reviewed the accompanying consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of April 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended April 30, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Met-Pro Corporation and its wholly-owned subsidiaries as of January 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2013, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2013 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Marcum LLP

Marcum LLP
Bala Cynwyd, Pennsylvania
June 6, 2013

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Cautionary Statement Concerning Forward-Looking Statements:

Our prospects are subject to certain uncertainties and risk.  In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition, financial results or future performance, as discussed in Part I, “Item 1A. Risk Factors” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Forward-Looking Statements; Factors That May Affect Future Results” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.  This Quarterly Report on Form 10-Q also contains certain forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements may be identified by words describing our belief or expectation, such as where we say that we “believe”, “expect” or “anticipate”, or where we characterize something in a manner in which there is an express or implicit reference to the future, such as “non-recurring” or “unusual,” or where we express that our view is based upon the “current status” of a given matter, or upon facts as we know them as of the date of the statement.  The content and/or context of other statements that we make may indicate that the statement is “forward-looking”.  We claim the “safe harbor” provided by The Private Securities Reform Act of 1995 for all forward-looking statements.

Results may differ materially from our current results and actual results could differ materially from those suggested in the forward-looking statements as a result of certain risk factors, other one-time events, other important factors disclosed previously and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Introduction:

The following discussion and analysis should be read in conjunction with Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, in addition to Item 8 “Financial Statements and Supplementary Data” in  the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Merger Agreement:

On April 21, 2013, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with CECO Environmental Corp., (“CECO”), which provides for a two-step merger process in which ultimately the Company will be merged into a wholly-owned subsidiary of CECO. The merger is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, but whether it so qualifies depends upon certain factors including the price of CECO common stock at the closing time. Consummation of the merger is subject to customary conditions, including (i) approval of the merger by the Company’s shareholders; (ii) approval of the issuance of the CECO common stock under the Merger Agreement by CECO’s shareholders; and (iii) the effectiveness of the registration statement to be filed by CECO with respect to the CECO common stock to be issued in connection with the merger. Each party’s obligation to consummate the merger is subject to additional customary closing conditions. The Merger Agreement provides for the closing of the merger to occur not later than September 30, 2013, subject to extension for regulatory reasons.

At the effective time of the merger, each then issued and outstanding share of common stock of the Company, other than certain excluded shares, will be cancelled and converted into the right to receive, at the election of the holder, subject to an overall pro-ration mechanism, either: (i) a per share dollar amount equal to $13.75 without interest; or (ii) a number of shares of CECO common stock equal to a fraction, the numerator of which is $13.75 and the denominator of which is the volume-weighted average trading price as reported on the NASDAQ Global Market (the “VWAP Price”) of CECO common stock for the 15 consecutive trading days ending on the trading date immediately preceding the closing date of the Merger Agreement; provided, however if; (x) if the VWAP Price is less than or equal to $10.17, then the exchange ratio shall be 1.3520 shares of CECO common stock for each share of Company common stock, and (y) if the VWAP Price is greater than or equal to $13.75, then the exchange ratio shall be 1.0000 shares of CECO common stock for each share of Company common stock. The net effect of this collar mechanism is that no further increase in the exchange ratio will be made if the CECO trading price is less than $10.17 and no further decrease in the exchange ratio will be made if the CECO trading price is greater than $13.75.  In the aggregate, elections for cash or CECO common stock are subject to pro-ration so that approximately 53% of the Company common stock will be exchanged for cash (which is capped at $110.2 million, less the amount of cash paid pursuant to the exercise of options to purchase Company common stock outstanding) and 47% for CECO common stock.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Under certain circumstances before the approval of the merger by the Company’s shareholders, and subject to the Company’s payment to CECO of the termination fee described below, the board of directors of the Company may withdraw or qualify its recommendation in favor of the merger or approve or recommend a superior proposal. The Merger Agreement contains match rights, which require the Company to negotiate with CECO and consider in good faith any amendment to the terms of the Merger Agreement proposed by CECO for a specified period before the board of directors of the Company takes any of the forgoing actions.  Under certain circumstances specified in the Merger Agreement, the Company may be required to pay CECO a termination fee of approximately $6.7 million, or CECO may  be required to pay the Company a reverse termination fee of approximately $10.4 million.  Each party also has certain specific performance rights as set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, on April 21, 2013, Icarus Investment Corp., Phillip DeZwirek and Jason DeZwirek, stockholders of CECO holding an aggregate of approximately 26% of CECO common stock, entered into a Voting Agreement with the Company. Pursuant to the Voting Agreement, Icarus Investment Corp. and Messrs. Phillip DeZwirek and Jason DeZwirek have each agreed to vote all shares of CECO common stock owned by them in favor of the issuance by CECO of shares of CECO common stock to be issued in connection with the closing of the merger and any other action required to consummate the merger that may be submitted to a vote of the stockholders of CECO.  They also have granted a proxy to the Company to vote their respective shares in such manner, and have agreed not to engage in open market sales of such shares for a period of 180 days following the closing of the Merger Agreement.

In connection with the Merger Agreement and the transactions contemplated thereby, the board of directors of the Company authorized the Second Amendment of the Rights Agreement, dated as of April 21, 2013, by and between the Company and American Stock Transfer and Trust Company, LLC.  The Second Amendment provides, among other matters, that (i) none of CECO, its subsidiaries or any of their respective affiliates or associates shall be, become or be deemed an acquiring person by virtue of the approval, execution, delivery, announcement or performance of the Merger Agreement or the consummation of the transactions contemplated thereby, including the merger, and (ii) no (A) stock acquisition date, (B) triggering event, (C) distribution date, (D) Section 11(a)(ii) event or (E) Section 13 event shall be deemed to have occurred by reason of the approval, execution, delivery, announcement or performance of the merger agreement or  consummation of the transactions contemplated thereby, including the merger. The Second Amendment also provides that the Rights Agreement and the rights established thereby will terminate in all respects immediately prior to the effective time of the merger.

The foregoing summary of the Merger Agreement, Voting Agreement, and amendment to the Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of such agreements attached as Exhibits to the Current Report on Form 8-K filed with the SEC on April 22, 2013.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Note Regarding Use of Non-GAAP Financial Measures:

The Company’s unaudited Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its ongoing operational performance. As a result, the Company is providing financial information in this filing that was not prepared in accordance with GAAP ("non-GAAP") and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this supplemental non-GAAP financial information, which the Company’s management utilizes to evaluate its ongoing financial performance and which the Company believes provides greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures: non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income, as a result of items that the Company believes are not indicative of its ongoing operations. These consist of charges associated with the Company’s contemplated acquisition by CECO in the current year period, and CFO separation/transition in the prior year period. The Company believes that evaluation of its financial performance compared to prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. As a result of the contemplated acquisition by CECO, which is anticipated to close in the third quarter of 2013, the Company has incurred, and expects to continue to incur, substantial charges associated with the Merger Agreement. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results. See Notes 10 and 12 in the unaudited Consolidated Financial Statements for further information on the proposed merger with CECO.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Results of Operations:

The following table sets forth, for the three-month period indicated, certain financial information derived from the Company’s consolidated statements of income expressed as a percentage of net sales.

	Three Months Ended April 30,
	2013	2012

Net sales	100.0%	100.0%
Cost of goods sold	63.5%	64.5%
Gross profit	36.5%	35.5%

Selling expenses	12.4%	12.1%
General and administrative expenses	13.8%	16.4%
Total selling, general and administrative expenses	26.2%	28.5%
Acquisition expenses	6.3%	-
Income from operations	4.0%	7.0%

Interest expense	(0.2%)	(0.2%)
Other income	0.0%	0.2%
Income before taxes	3.8%	7.0%

Provision for taxes	2.8%	2.0%
Net income	1.0%	5.0%

To compare quarterly operating performance between the three months ended April 30, 2013 to April 30, 2012 respectively, the Company has adjusted GAAP income from operations and GAAP net income, to exclude the effect of  (i) expenses related to acquisition activities, including legal, investment banking, accounting, and other transaction related expenses associated with the Company’s previously announced acquisition by CECO and the associated tax benefit of these charges in the current year period and (ii) previously disclosed CFO separation/transition expenses and the associated tax benefit of these charges in the prior year period.   See “Note Regarding Use of Non-GAAP Financial Measures” above.

The following table presents the reconciliation of GAAP income from operations and GAAP operating margin to non-GAAP income from operations and non-GAAP operating margin, and GAAP net income to non-GAAP net income:

	Three Months Ended April 30,
	2013	2012
Reconciliation of GAAP income from operations
Income from operations in accordance with GAAP	$881,930	$1,746,856
Operating margin in accordance with GAAP	4.0%	7.0%
Acquisition expenses	1,392,819	-
CFO separation/transition expenses	-	695,000
Non-GAAP income from operations	$2,274,749	$2,441,856
Non-GAAP operating margin	10.4%	9.7%

Reconciliation of GAAP net income
Net income in accordance with GAAP	$230,255	$1,258,698
Acquisition expenses	1,392,819	-
CFO separation/transition expenses	-	695,000
Tax benefit of acquisition expenses	(129,630)	-
Tax benefit of CFO separation/transition expenses	-	(364,652)
Non-GAAP net income	$1,493,444	$1,589,046

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Three Months Ended April 30, 2013 vs. Three Months Ended April 30, 2012:

Net sales for the three-month period ended April 30, 2013 were $21,967,876 compared with $25,207,061 for the three-month period ended April 30, 2012, a decrease of $3,239,185 or 12.9%.

Sales in the Product Recovery/Pollution Control Technologies reporting segment were $8,960,364 compared with $10,500,840 for the three-month period ended April 30, 2012, a decrease of $1,540,476 or 14.7%.  The sales decrease in the Product Recovery/Pollution Control Technologies reporting segment was driven by lower sales in the Met-Pro Environmental Air Solutions business unit, partially offset by higher sales in the Strobic Air business unit, compared with the same period last year.

Sales in the Fluid Handling Technologies reporting segment were $8,121,186 compared with $9,400,199 for the three-month period ended April 30, 2012, a decrease of $1,279,013 or 13.6%.  The sales decrease in the Fluid Handling Technologies reporting segment was due to a decrease in demand and timing of large orders in the Global Pump Solutions business unit.

Sales in the Mefiag Filtration Technologies reporting segment were $2,635,229 or $216,937 lower than the $2,852,166 of sales for the three-month period ended April 30, 2012, a decrease of 7.6%.  The sales decline in the Mefiag Filtration Technologies reporting segment was primarily attributable to a decrease in sales in our European operations which was partially offset by a sales increase in our North America operations, compared with the same period last year.

Sales in the Filtration/Purification Technologies segment were $2,251,097, or $202,759 lower than the $2,453,856 of sales for the three-month period ended April 30, 2012, a decrease of 8.3%.  This decrease was due to lower demand in the Pristine Water Solutions business unit, compared with the same period last year.

The Company’s backlog of orders was $26,981,542 and $30,455,950 as of April 30, 2013 and 2012, respectively.  The rate of the Company’s bookings of new orders varies from period to period.  Orders have varying delivery schedules, and as of any particular date, the Company’s backlog may not be predictive of actual revenues for any succeeding specific period, in part due to potential customer requested delays in delivery, the extent and duration of which may vary widely from period to period.  The Company has also observed a trend over the last several years wherein larger projects are more frequently booked and shipped in the same quarter in which the customer’s purchase order was received, due to improved project execution and shorter lead times, resulting in such projects not appearing in publicly disclosed annual or quarterly backlog figures.  Additionally, the Company’s customers typically have the right to cancel a given order, although the Company has historically experienced a very low rate of cancellation.  The Company expects that a majority of the backlog that existed as of April 30, 2013 will be shipped during the current fiscal year.

The gross profit margin for the three-month period ended April 30, 2013 was 36.5% versus 35.5% for the three-month period ended April 30, 2012.  This increase was attributable to higher gross profit margins in the Product Recovery/Pollution Control Technologies and Mefiag Filtration Technologies reporting segments, as well as Filtration/Purification Technologies segment, which more than offset the lower gross profit margin in the Fluid Handling Technologies reporting segment, as compared with the same period last year.

Selling expense was $2,717,246 for the three-month period ended April 30, 2013, a decrease of $342,335 compared with the $3,059,581 in the same period last year.  The decrease in selling expense was primarily due to decreased payroll as well as lower commission expense. As a percentage of net sales, selling expenses were 12.4% for the three-month period ended April 30, 2013 compared with 12.1% for the three-month period ended April 30, 2012.

General and administrative expense was $3,019,415 for the three-month period ended April 30, 2013, a decrease of $1,124,674 compared with $4,144,089 for the same period last year.  The decrease in expense year over year is primarily attributable to costs in the prior year period of $695,000 related to separation expenses, which included salary continuation, stock option modification and transition expenses, associated with the Company’s change in its Chief Financial Officer, as well as lower payroll expenses in the current year period.  General and administrative expense as a percentage of net sales was 13.8% for the three-month period ended April 30, 2013, compared with 16.4% of net sales for the same period last year.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Acquisition expenses were $1,392,819 for the three-month period ended April 30, 2013 compared to zero in the prior year period.  These acquisition expenses were incurred in connection with the Company’s contemplated merger with CECO, and include professional fees for investment banking, legal and accounting.  Although the Company cannot predict the timing and amount of such acquisition expenses, the Company expects to incur additional substantial acquisition expense in subsequent periods related to the proposed merger.

Income from operations in the Product Recovery/Pollution Control Technologies reporting segment totaled $134,881, or $577,943 higher than the loss of $443,062 for the three-month period ended April 30, 2012.  The increase in income from operations in the Product Recovery/Pollution Control Technologies reporting segment was attributable to improvements in all business units within this reporting segment.

Income from operations in the Fluid Handling Technologies reporting segment totaled $2,058,027, or $326,343 lower than the $2,384,370 for the three-month period ended April 30, 2012, a decrease of 13.7%.  The decrease in income from operations in the Fluid Handling Technologies reporting segment was primarily related to the decrease in sales and lower gross profit margins within this reporting segment.

Loss from operations in the Mefiag Filtration Technologies reporting segment totaled $34,731 compared with a loss from operations of $72,088 for the three-month period ended April 30, 2012, a decrease of $37,357.  This improvement in the Mefiag Filtration Technologies reporting segment resulted primarily from higher gross profit margins in the current year period as compared with the same period last year.

Income from operations in the Filtration/Purification Technologies segment was $116,572 compared with a loss from operations of $122,364 for the three-month period ended April 30, 2012, an increase of $238,936.  The improvement in the Filtration and Purification segment resulted primarily from higher gross profit margins in the Pristine Water Solutions business unit.

Income from operations for the three-month period ended April 30, 2013 was $881,930 which included acquisition expenses of $1,392,819, compared with $1,746,856 for the three-month period ended April 30, 2012, a decrease of $864,926 or 49.5%.   Non-GAAP income from operations for the three-month period ended April 30, 2013 was $2,274,749 compared with $2,441,856 for the three-month period ended April 30, 2012, a decrease of $167,107 or 6.8%.

Interest expense was $36,417 for the three-month period ended April 30, 2013 compared with $42,535 for the same period in the prior year, a decrease of $6,118.

Other expense was $9,311 for the three-month period ended April 30, 2013 compared with other income of $45,925 for the same period in the prior year, an increase of $55,236. The decrease in other income into a net expense, is primarily related to unfavorable foreign currency exchange in the current year period.

The effective tax rates for the three-month periods ended April 30, 2013 and 2012 were 72.5% and 28.1%, respectively.  The increase in the effective tax rate for the three-month period ended April 30, 2013 was the result of acquisition expenses recorded in the three months ended April 30, 2013, preliminarily being considered non-deductible for income tax purposes, thereby increasing the current year effective tax rate by 37.5% over the comparable period last year.  The prior year effective tax rate included a one-time benefit of 6.9% attributable to deductible stock compensation expense resulting from a change in the status of outstanding stock options.  The Company will continue to analyze its tax position in future periods, and could increase or decrease the effective tax rate.

Net income for the three-month period ended April 30, 2013 was $230,255 compared with $1,258,698 for the three-month period ended April 30, 2012, a decrease of $1,028,443 or 81.7%.  Non-GAAP net income for the three-month period ended April 30, 2013 was $1,493,444 compared with $1,589,046 for the three-month period ended April 30, 2012, a decrease of $95,602 or 6.0%.

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

The Company’s cash and cash equivalents were $39,398,603 on April 30, 2013 compared with $33,305,908 on January 31, 2013, an increase of $6,092,695.  The increase in the Company’s cash and cash equivalents is primarily the result of net cash from operations of $6,995,987 and net cash provided by investing activities of $270,706, offset by quarterly cash dividend payments aggregating to $1,065,522.

The Company’s cash flows from operating activities are also influenced, in part, by the timing of shipments and negotiated standard payment terms, including retention associated with major projects, as well as other factors including changes in inventories and accounts receivable balances.

Cash flows provided by operating activities during the three-month period ended April 30, 2013 amounted to $6,995,987 compared with cash flows provided by operating activities of $1,037,786 in the three-month period ended April 30, 2012, an increase of $5,958,201. The increase in cash flows from operating activities, as compared with the same period last year, was due principally to the following: (i) an increase in customers’ advances of $1.8 million compared with a decrease in customers’ advances of $1.0 million for the same period last year, or a period-to-period cash inflow of $2.8 million, (ii) a decrease in accounts receivable of $3.7 million compared with a decrease in accounts receivable of $2.2 million for the same period last year, or a period-to-period cash inflow of $1.5 million, (iii) an increase in accounts payable and accrued expenses of $0.6 million compared with a decrease in accounts payable and accrued expenses $0.9 million for the same period last year, or a period-to-period cash inflow of $1.5 million and (iv) an increase in inventories of $0.2 million compared with an increase in inventories of $1.4 million for the same period last year, or a period-to-period cash inflow of $1.2 million.  These cash inflows more than offset net income decreasing by $1.0 million from the same period last year.

Cash flows provided by investing activities during the three-month period ended April 30, 2013 amounted to $270,706 compared with cash flows used in investing activities of $482,075 for the three-month period ended April 30, 2012, an increase of $752,781.  The increase in cash provided by investing activities was due primarily to a decrease in purchase of investments and a decrease in acquisitions of property and equipment.

Financing activities during the three-month period ended April 30, 2013 utilized $1,166,691 of available resources, compared with $1,429,634 utilized during the three-month period ended April 30, 2012, a decrease of $262,943.  The decrease in cash used in financing activities is due primarily to lower debt payments in the current year period.

The board of directors declared quarterly dividends of $0.0725 per share payable on March 15, 2013 and June 14, 2013 to shareholders of record at the close of business on March 1, 2013 and May 31, 2013.

The Company and its subsidiaries have access to $4,395,040 of uncommitted, unsecured domestic and foreign lines of credit, subject to terms thereof, of which $426,348 has been committed for standby letters of credit as of April 30, 2013. The existing domestic credit agreements include two financial covenants: a liability/tangible net worth ratio and a fixed charge coverage ratio. At April 30, 2013, the Company was in compliance with both financial covenants.

As of April 30, 2013, approximately $1.8 million of the Company’s cash and cash equivalents were held by certain non-U.S. subsidiaries, as well as being denominated in foreign currencies. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management’s intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations continued:

Upon closing the contemplated merger transactions as described in the Merger Agreement, the Company is liable to pay a success fee to its investment banking firm in the amount of approximately $2.2 million.  This success fee is in addition to the fees which were paid to or accrued for the investment banking firm in the three months ended April 30, 2013.  Other merger related costs yet to be incurred, such as additional legal, accounting and investment banking fees, must be paid even if the merger is not completed.  Under certain circumstances specified in the Merger Agreement, the Company is required to pay CECO a termination fee of approximately $6.7 million.

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

During the fiscal year ended January 31, 2013, we performed a quantitative impairment analysis on each of the Company’s reporting units that carry goodwill on their balance sheets.  In each case, the fair value exceeded the carrying amount, including goodwill, by a significant amount, except for Pristine Water Solutions, which represents 16.1% of the total Company-wide goodwill.  There was a decline in net sales and operating profit of our Pristine Water Solutions business unit during the fiscal year ended January 31, 2013, that we attribute to a number of factors including raw material price increases, increased price competition, product mix, continued weaknesses in Pristine Water Solutions’ principal market, the municipal market, and inclement weather in certain geographic areas which affected product demand.

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

Our impairment models provide that Pristine Water Solutions’ and Flex-Kleen’s performance needs to continue to improve on an annual basis for a number of fiscal years in order for us not to be required to write-off some or all of their goodwill.  If in the future we determine that there has been an impairment of Pristine Water Solutions’ and/or Flex-Kleen’s goodwill, we will be required to record a non-cash charge to earnings, to the extent of the impairment, during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which would have an adverse impact upon our results of operations and financial position.  We anticipate that Pristine Water Solutions’ and Flex-Kleen’s performance during the remainder of the fiscal year beginning February 1, 2013 will be at a level that will not indicate impairment of their goodwill, but this expectation is a forward-looking statement where the actual results may not be as we presently anticipate.

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to certain market risks, primarily changes in interest rates.  There have been no significant changes in our exposure to market risks since January 31, 2013.  Refer to “Item 7A. Quantitative and Qualitative Disclosure About Market Risks” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 for additional information.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of April 30, 2013.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Certain of the statements made in this Item 1 (and elsewhere in this Report) are “forward-looking” statements which are subject to the considerations set forth in “Cautionary Statements Concerning Forward-Looking Statements” located in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report, and we refer you to these considerations.

Beginning in 2002, the Company began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that the Company, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs.  Counsel has advised that more recent cases typically allege more serious claims of mesothelioma.  The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases.  Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to the Company’s products.  In those cases where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss.  The Company has been dismissed from or settled a large number of these cases.  Cumulative settlement payments through April 30, 2013 for cases involving asbestos-related claims were $740,000, which together with all legal fees other than corporate counsel expenses, have been paid by the Company’s insurers.  The average cost per settled claim, excluding legal fees, was approximately $25,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 164 cases pending against the Company as of April 30, 2013 (with Connecticut, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 157 cases that were pending as of January 31, 2013.  During the current fiscal year commencing February 1, 2013 through April 30, 2013, 18 new cases were filed against the Company, and the Company was dismissed from 11 cases and settled zero cases.  Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to, or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts.  However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage.  The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

Index

MET-PRO CORPORATION AND SUBSIDIARIES

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013 as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, financial results or future performance.

The Company has updated the risk factors previously disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as set forth below.

If the mergers are not completed, the price of Met-Pro common stock and future business and operations could be harmed.
If the mergers are not completed, Met-Pro may be subject to the following material risks, among others:

•	Met-Pro may not be able to find a party willing to pay an equivalent or more attractive merger consideration than the consideration offered by CECO;
•
the price of Met-Pro common stock may decline to the extent that the current market price of Met-Pro common stock reflects a higher price than it otherwise would have based on the assumption, among others,  that the mergers will be completed;

•	certain of Met-Pro’s costs related to the mergers, such as legal, accounting and certain financial advisory fees, must be paid even if the mergers are not completed;
•	Met-Pro would not realize the benefits it expects, including, among others, a potentially enhanced financial position, as a result of being part of the combined company with CECO;
•
the diversion of management attention from Met-Pro’s day-to-day business and the unavoidable disruption to its employees and its relationships with clients as a result of efforts and uncertainties relating to mergers may detract from Met-Pro’s ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that Met-Pro could be unable to regain if the mergers do not occur;

•
under the Merger Agreement, Met-Pro is subject to certain restrictions on the conduct of its business prior to completing the mergers which may affect its ability to execute certain of its business strategies; and

•
Met-Pro may not be able to continue its present level of operations, may need to scale back its business and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operation.

Shareholders may sell substantial amounts of Met-Pro common stock in the public market, which is likely to depress the price of Met-Pro common stock.
A significant number of shares of Met-Pro common stock may be sold at any time prior to the merger.  If Met-Pro’s current shareholders sell Met-Pro common stock in the public market prior to the merger, it is likely that arbitrageurs will acquire such shares.  These arbitrageurs would likely sell all such shares in the public market immediately following any announcement, or anticipated announcement, that the merger failed, or will likely fail, to close, which in turn would likely cause the market price of Met-Pro common stock to decline.  In addition to the other negative effects on Met-Pro, such sales of Met-Pro common stock might make it more difficult for Met-Pro to sell equity or equity-related securities in the future if the merger is not completed.

 Met-Pro has incurred, and expects to continue to incur, substantial charges associated with the Merger Agreement, although the Company cannot predict the exact timing or amounts of such charges.
Other merger related costs yet to be incurred, such as additional legal, accounting and certain investment banking fees, must be paid even if the merger is not completed.  Under certain circumstances specified in the Agreement and Plan of Merger, the Company may be required to pay CECO a termination fee of approximately $6.7 million.

Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the three months ended April 30, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes Met-Pro’s purchases of its common shares for the three months ended April 30, 2013:

Issuer Purchases of
Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs	(1)

February 1-28, 2013	-	$-	-	143,048
March 1-31, 2013	-	-	-	143,048
April 1-30, 2013	9,958	$13.36	9,958	133,090
Total	9,958	$13.36	9,958	133,090

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

Met-Pro Corporation
(Registrant)

June 6, 2013	/s/ Raymond J. De Hont
Raymond J. De Hont
Chief Executive Officer and President
(Principal Executive Officer)

June 6, 2013	/s/ Neal E. Murphy
Neal E. Murphy
Vice President-Finance,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)