Form 10-K/A
period 2013-01-31
MET PRO CORP
filed 2013-07-01
CIK 65201

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

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K/A Part Number
Portions of registrant’s definitive proxy statement, in connection with its 2013 Annual Meeting of Shareholders,to be filed with the Securities and Exchange Commission within 120 days after the close of registrant’s fiscal year.
III

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K of Met-Pro Corporation (the “Company”) for the fiscal year ended January 31, 2013, as originally filed on March 21, 2013 (“Original Filing”), is to add management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2013 to Part II, Item 9A,  “Controls and Procedures, (a) Disclosure Controls and Procedures”.

Management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures is added as a new last paragraph to Part II, Item 9A., of this Form 10-K/A, under the caption “(a) Disclosure Controls and Procedures”.

This Form 10-K/A continues to speak as of the date of the Original Filing.  We have not updated the disclosures to read as of a later date or to reflect subsequent results, events or developments, and information in the Original Filing, which is not affected by the foregoing, is unchanged and reflects the disclosures made at the time of the filing of the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with our Securities and Exchange Commission filings made subsequent to the Original Filing, including any amendments to those filings.

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

MET-PRO CORPORATION AND SUBSIDIARIES

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Part IV

Item 15.  Exhibits and Financial Statement Schedules:

(a)(3) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MET-PRO CORPORATION

July 1, 2013	By:	/s/ Raymond J. De Hont
Date		Raymond J. De Hont
Chief Executive Officer and President
(duly authorized officer)